Form 10-Q
period 2020-03-31
RAYTHEON TECHNOLOGIES CORP
filed 2020-05-07
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-812
____________________________________
RAYTHEON TECHNOLOGIES CORPORATION
____________________________________

Delaware	06-0570975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

870 Winter Street,	Waltham,	Massachusetts	02451
(Address of principal executive offices, including zip code)

(781)	522-3000
(Registrant's telephone number, including area code)

United Technologies Corporation
10 Farm Springs Road, Farmington, Connecticut 06032
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	RTX	New York Stock Exchange
(CUSIP 75513E 101)
2.150% Notes due 2030	RTX 30	New York Stock Exchange
(CUSIP 75513E AB7)
Floating Rate Notes due 2020	RTX 20B	New York Stock Exchange
(CUSIP 75513E AA9)

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
At March 31, 2020 there were 866,160,621 shares of Common Stock outstanding.

Explanatory Note

On April 3, 2020, United Technologies Corporation ("UTC" or “the Company”) combined its aerospace businesses with Raytheon Company ("Raytheon") in a merger of equals transaction with Raytheon surviving as a wholly owned subsidiary of UTC ("the Raytheon Merger"). Upon the closing of the Raytheon Merger, the Company’s name changed to “Raytheon Technologies Corporation.” Prior to the Raytheon Merger, UTC separated its Carrier and Otis businesses from its aerospace businesses (such separations, "the Separation Transactions").

The financial statements of the Company contained herein are as of and for the period ended March 31, 2020, a date that is prior to the date of the completion of the Separation Transactions and the Raytheon Merger. Therefore, the financial statements and other information contained herein relate, except as otherwise expressly noted herein, to UTC prior to giving effect to the Separation Transactions and the Raytheon Merger, and, accordingly, include the results of the Otis and Carrier businesses but do not include the results of Raytheon. Future filings will reflect the results of the Company after giving effect to the Separation Transactions and the Raytheon Merger, providing for the combined businesses of UTC (excluding the Carrier and Otis businesses) and Raytheon. Historical operations of Otis and Carrier will be presented as discontinued operations in those filings.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2020

Raytheon Technologies Corporation and its subsidiaries' names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Raytheon Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2020	2019
Net Sales:
Product sales	$12,432	$12,875
Service sales	5,778	5,490
	18,210	18,365
Costs and Expenses:
Cost of products sold	9,781	10,286
Cost of services sold	3,627	3,421
Research and development	671	728
Selling, general and administrative	2,248	1,997
	16,327	16,432
Other (expense) income, net	(76)	112
Operating profit	1,807	2,045
Non-service pension (benefit)	(188)	(208)
Debt extinguishment costs	660	—
Interest expense, net	380	431
Income from operations before income taxes	955	1,822
Income tax expense	941	397
Net income from operations	14	1,425
Less: Noncontrolling interest in subsidiaries' earnings from operations	97	79
Net (loss) income attributable to common shareowners	$(83)	$1,346
(Loss) Earnings Per Share of Common Stock - Basic:
Net (loss) income attributable to common shareowners	$(0.10)	$1.58
(Loss) Earnings Per Share of Common Stock - Diluted:
Net (loss) income attributable to common shareowners	$(0.10)	$1.56
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net income from operations	$14	$1,425
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,444)	521
Pension and postretirement benefit plans adjustments	79	33
Change in unrealized cash flow hedging	(282)	8
Other comprehensive (loss) income, net of tax	(1,647)	562
Comprehensive (loss) income	(1,633)	1,987
Less: Comprehensive income attributable to noncontrolling interest	(91)	(82)
Comprehensive (loss) income attributable to common shareowners	$(1,724)	$1,905
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$8,001	$7,378
Accounts receivable, net	13,104	13,524
Contract assets, current	4,549	4,184
Inventory, net	11,506	10,950
Other assets, current	1,715	1,461
Total Current Assets	38,875	37,497
Customer financing assets	3,496	3,477
Future income tax benefits	1,444	1,611
Fixed assets	25,544	25,686
Less: Accumulated depreciation	(13,060)	(12,931)
Fixed assets, net	12,484	12,755
Operating lease right-of-use assets	2,624	2,599
Goodwill	47,481	48,063
Intangible assets, net	25,600	26,046
Other assets	7,568	7,668
Total Assets	$139,572	$139,716
Liabilities and Equity
Short-term borrowings	$1,725	$2,364
Accounts payable	10,976	10,809
Accrued liabilities	11,055	11,737
Contract liabilities, current	6,384	6,180
Long-term debt currently due	1,362	3,496
Total Current Liabilities	31,502	34,586
Long-term debt	43,232	37,788
Future pension and postretirement benefit obligations	3,225	3,502
Operating lease liabilities	2,126	2,144
Contract liabilities, non-current	5,554	5,732
Other long-term liabilities	11,903	11,638
Total Liabilities	97,542	95,390
Commitments and contingent liabilities (Note 16)
Redeemable noncontrolling interest	95	95
Shareowners' Equity:
Common Stock	23,099	23,019
Treasury Stock	(32,665)	(32,626)
Retained earnings	60,826	61,594
Unearned ESOP shares	(61)	(64)
Accumulated other comprehensive loss	(11,788)	(10,149)
Total Shareowners' Equity	39,411	41,774
Noncontrolling interest	2,524	2,457
Total Equity	41,935	44,231
Total Liabilities and Equity	$139,572	$139,716
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Operating Activities:
Net income from operations	$14	$1,425
Adjustments to reconcile net income from operations to net cash flows provided by operating activities:
Depreciation and amortization	980	942
Deferred income tax provision	485	21
Stock compensation cost	87	64
Net periodic pension and other postretirement benefit	(136)	(120)
Change in:
Accounts receivable	196	849
Contract assets, current	(220)	(215)
Inventory	(707)	(697)
Other current assets	(191)	(165)
Accounts payable and accrued liabilities	(318)	(588)
Contract liabilities, current	353	371
Global pension contributions	(39)	(32)
Canadian government settlement	—	(38)
Other operating activities, net	157	(317)
Net cash flows provided by operating activities	661	1,500
Investing Activities:
Capital expenditures	(412)	(363)
Investments in businesses (Note 1)	(5)	(19)
Dispositions of businesses (Note 1)	—	133
Increase in customer financing assets, net	(88)	(173)
Increase in collaboration intangible assets	(78)	(87)
(Payments) receipts from settlements of derivative contracts	(639)	92
Other investing activities, net	(61)	23
Net cash flows used in investing activities	(1,283)	(394)
Financing Activities:
Issuance of long-term debt	17,207	32
Repayment of long-term debt	(13,836)	(26)
Debt extinguishment costs	(660)	—
Decrease in short-term borrowings, net	(626)	(349)
Proceeds from Common Stock issued under employee stock plans	6	5
Dividends paid on Common Stock	(614)	(609)
Repurchase of Common Stock	(47)	(29)
Other financing activities, net	(68)	(101)
Net cash flows provided by (used in) financing activities	1,362	(1,077)
Effect of foreign exchange rate changes on cash and cash equivalents	(94)	41
Net increase in cash, cash equivalents and restricted cash	646	70
Cash, cash equivalents and restricted cash, beginning of year	7,420	6,212
Cash, cash equivalents and restricted cash, end of period	8,066	6,282
Less: Restricted cash	65	42
Cash and cash equivalents, end of period	$8,001	$6,240
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2020	2019
Equity beginning balance	$44,231	$40,610
Common Stock
Beginning balance	23,019	22,514
Common Stock issued under employee plans	81	57
Purchase of subsidiary shares from noncontrolling interest, net	(1)	—
Redeemable noncontrolling interest fair value adjustment	—	(7)
Ending balance	23,099	22,564
Treasury Stock
Beginning balance	(32,626)	(32,482)
Common Stock issued under employee plans	4	3
Common Stock repurchased	(43)	(32)
Ending balance	(32,665)	(32,511)
Retained Earnings
Beginning balance	61,594	57,823
Net (loss) income	(83)	1,346
Dividends on Common Stock	(614)	(609)
Dividends on ESOP Common Stock	(17)	(18)
Redeemable noncontrolling interest fair value adjustment	1	4
ASU 2018-02 adoption impact (Note 13)	—	745
Other, including the adoption impact of ASU 2016-13 (Note 19)	(55)	(12)
Ending balance	60,826	59,279
Unearned ESOP Shares
Beginning balance	(64)	(76)
Common Stock issued under employee plans	3	1
Ending balance	(61)	(75)
Accumulated Other Comprehensive (Loss) Income
Beginning balance	(10,149)	(9,333)
Other comprehensive (loss) income, net of tax	(1,639)	559
ASU 2018-02 adoption impact (Note 13)	—	(745)
Ending balance	(11,788)	(9,519)
Noncontrolling Interest
Beginning balance	2,457	2,164
Net Income	97	79
Redeemable noncontrolling interest in subsidiaries' earnings	—	3
Other comprehensive (loss) income, net of tax	(6)	3
Dividends attributable to noncontrolling interest	(58)	(44)
Capital contributions	34	—
Other	—	3
Ending balance	2,524	2,208
Equity at March 31	$41,935	$41,946

Supplemental share information
Shares of Common Stock issued under employee plans	2,050	1,028
Shares of Common Stock repurchased	330	256
Dividends per share of Common Stock	$0.735	$0.735

See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Condensed Consolidated Financial Statements at March 31, 2020 and for the quarters ended March 31, 2020 and 2019 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year in particular, in light of the completion of the Separation Transactions, Distributions and Raytheon Merger (each defined below). The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2019 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2019 (2019 Form 10-K) and with our and Raytheon Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”).
Separation Transactions and Distributions. On April 2, 2020, United Technologies Corporation (“UTC”) (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (“Carrier”) and Otis Worldwide Corporation (“Otis”) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the “Distributions”). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The financial statements of Raytheon Technologies Corporation for the period ended and as of March 31, 2020 include the financial position and results of Otis and Carrier. However, with the completion of the Separation Transactions and the Distributions, the historical results of Otis and Carrier will be presented as discontinued operations in our second quarter financial statements.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company ("Raytheon") completed their previously announced all-stock merger of equals transaction (the "Raytheon Merger"). Upon closing of the Raytheon Merger, UTC changed its name to “Raytheon Technologies Corporation”.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company”, “Raytheon Technologies", and "RTC" mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms "Raytheon Company," "Raytheon," or "RTN" mean Raytheon Company and its subsidiaries prior to the Raytheon merger. The financial statements of Raytheon Technologies Corporation for the period ended and as of March 31, 2020 include the financial position and results of Otis and Carrier and do not include the financial position or operations of Raytheon since the Separation Transactions, the Distributions and the Raytheon Merger occurred subsequent to the end of the reporting period.
COVID-19 Pandemic. In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business, operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. We began to experience issues related to COVID-19 in the first quarter, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Aerospace businesses. However, our customers continued to receive our products during the quarter and the outbreak did not have a significant impact on our operating results for the three months ended March 31, 2020.
Subsequent to the quarter end, the continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the significant decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Aerospace businesses. As of April 14, 2020, the International Air Transport Association had estimated that RPMs for the year ended December 31, 2020 could decline by 48% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines are shifting to cash conservation behaviors such as deferring engine maintenance, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Additionally, we are seeing purchase order declines in line with publically communicated aircraft production volumes as OEM customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also begun taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, deferring merit increases, freezing non-essential hiring, repositioning employees to defense work, and furloughing a large percentage of our employees. Thus far, while some of the actions have impacted the former Raytheon Company businesses, most of these actions have been taken at our Aerospace businesses. We’re monitoring the environment closely and are prepared to take further actions if necessary. However, given the significant reduction in air travel, increased numbers of planes temporarily grounded, and continued travel restrictions that have resulted from the pandemic, we expect our future operating results, particularly those of our Aerospace businesses to be significantly impacted starting in the second quarter of 2020.
The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted. While the long term outlook for the aerospace industry remains positive due the fundamental drivers of air travel demand, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Estimates of a return to pre-COVID-19 levels have generally fallen in the range of two or more years and are based on a wide-range of assumptions. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others.
We considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangibles valuations as well as significant assumptions of future income from our underlying assets and potential changes in our liabilities. In order to evaluate the impact, we had to make forecast assumptions of future business activity that are subject to a wide range of uncertainties, including those noted above. Based upon the dynamic environment, we will continue to evaluate in future periods whether these assumptions continue to be reasonable and will update the forecasts as needed.
Based upon our analysis, we have determined that none of our goodwill has been impaired as of March 31, 2020. However, the Company did record a total of $144 million in write-downs of assets in our aerospace businesses primarily related to the impairment of a trade name, increased estimated credit losses, and the impact of lower estimated future customer activity that reduced our assumptions of variable consideration and caused a write-off of manufacturing overhead in inventory in certain closed facilities. Given the uncertainty related to the severity and length of the pandemic, and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.
Although the impact of COVID 19 on our commercial businesses and markets will be significant, we currently believe we have sufficient liquidity to withstand the potential impacts of COVID-19. With the completion of the Separation Transactions, the Distributions and the Raytheon Merger, we have a balanced and diversified portfolio of both aerospace and defense businesses which we believe will help mitigate the impacts of the COVID-19 pandemic and future business cycles. The former Raytheon Company businesses have not experienced significant facility closures and are taking all prudent measures similar to those discussed above.
Note 1: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions. During the quarter ended March 31, 2020, our investment in business acquisitions was $5 million.
        As noted above, on April 3, 2020, pursuant to the agreement dated June 9, 2019, United Technologies and Raytheon Company completed their previously announced merger in an all-stock merger of equals, following the completion by United Technologies of the Separation Transactions and Distributions. Raytheon Company (NYSE:RTN) shares ceased trading prior to the market open on April 3, 2020, and each share of Raytheon common stock has been converted in the merger into the right to receive 2.3348 shares of United Technologies common stock previously traded on the NYSE under the ticker symbol “UTX." Upon closing of the Raytheon Merger, United Technologies’ name has changed to “Raytheon Technologies Corporation,” and its shares of common stock began trading as of April 3, 2020 on the NYSE under the ticker symbol “RTX.”

Supplemental Pro-Forma Data:

Raytheon Company's results of operations have not been included in our financial statements for the quarter ended March 31, 2020 as the Raytheon Merger was completed on April 3, 2020. The following unaudited supplemental pro-forma data presents consolidated information as if the Raytheon Merger had been completed on January 1, 2019. The pro-forma results were calculated by combining the results of Raytheon Technologies with the stand-alone results of Raytheon Company for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period. The results below reflect Raytheon Technologies excluding the results of Carrier and Otis, in order to more accurately represent the structure of Raytheon Technologies after completion of the Raytheon Merger.

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019
Net sales	$18,451	$17,623
Net income attributable to common shareowners	$1,760	$1,599
Basic earnings per share of common stock	$1.17	$1.06
Diluted earnings per share of common stock	$1.16	$1.06
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2019, as adjusted for the applicable tax impact.

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Amortization of acquired Raytheon Company intangible assets, net [1]	$(273)	$(266)
Amortization of fixed asset fair value adjustment [2]	(9)	(10)
Utilization of contractual customer obligation [3]	8	15
Deferred revenue fair value adjustment [4]	(4)	(9)
Adjustment to net periodic pension cost [5]	239	241
RTC/Raytheon fees for advisory, legal, accounting services [6]	34	—
Adjustment to interest expense related to debt distributions and Raytheon Merger, net [7]	106	131
Elimination of deferred commission amortization [8]	5	3
Otis and Carrier separation[9]	949	(634)
	$1,055	$(529)

1 Reflects the additional amortization of the acquired Raytheon Company's intangible assets recognized at fair value in purchase accounting and eliminates the historical Raytheon Company intangible asset amortization expense.
2 Reflects the amortization of the fixed asset fair value adjustment as of the acquisition date.
3 Reflects the additional amortization of liabilities recognized for acquired contracts with terms less favorable than could be realized in market transactions as of the acquisition date.
4 Reflects the difference between prepayments related to extended arrangements and the preliminary fair value of the assumed performance obligations as they are satisfied.
5 Represents the impact of the pension and postretirement service cost expense as determined under RTC’s plan assumptions.
6 Reflects the elimination of transaction-related fees incurred by RTC and Raytheon Company in connection with the Raytheon Merger and assumes all of the fees were incurred during the first quarter of 2019.
7 Reflects a reduction in interest expense as result of RTC's paydown of debt to meet its targeted indebtedness, in connection with the Raytheon Merger.
8 Reflects the elimination of amortization recognized on deferred commissions that are eliminated in purchase accounting.
9 Reflects the impact of the Separation Transactions and Distributions.

Pro Forma Information Including the Results of Otis and Carrier:
The following unaudited supplemental pro-forma data presents consolidated information as if the Raytheon Merger had been completed on January 1, 2019. The pro-forma results were calculated by combining the results of Raytheon Technologies, including the results of Carrier and Otis, with the stand-alone results of Raytheon Company for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period. Significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2019 were consistent with the adjustments presented in the table above.

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019
Net sales	$25,301	$25,035
Net income attributable to common shareowners	$709	$1,942
Basic earnings per share of common stock	$0.47	$1.29
Diluted earnings per share of common stock	$0.47	$1.28

The unaudited supplemental pro-forma financial data does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition had been consummated on January 1, 2019, nor are they indicative of future results.

Dispositions. During the quarter ended March 31, 2020 there were no dispositions.
As previously disclosed, on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Otis Worldwide Corporation and Carrier Global Corporation and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions. As a result of the Distributions, Carrier and Otis are now independent publicly traded companies. The historical results of Otis and Carrier will be presented as discontinued operations in our second quarter financial statements. In the quarter ended March 31, 2020, a total of $1,437 million of costs have been incurred related to the Separation Transactions and recorded in the following financial statement line items: $271 million of Selling, general and administrative costs, $660 million of Debt extinguishment costs, $6 million of Interest expense, and $500 million of Income tax expense.
In accordance with conditions imposed for regulatory approval of the Raytheon Merger, Collins Aerospace Systems is required to dispose of certain businesses. The proposed sale of these businesses was subject to the completion of the Raytheon Merger as well as the satisfaction of other closing conditions, including receipt of regulatory approvals. Due to these closing conditions, the criteria for held for sale accounting treatment was not met until the completion of the Raytheon Merger on April 3, 2020.
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Goodwill Resulting from Business Combinations	Foreign Currency Translation and Other	Balance as of March 31, 2020
Otis	$1,647	$—	$(39)	$1,608
Carrier	9,807	—	(208)	9,599
Pratt & Whitney	1,563	—	—	1,563
Collins Aerospace Systems	35,025	—	(335)	34,690
Total Segments	48,042	—	(582)	47,460
Eliminations and other	21	—	—	21
Total	$48,063	$—	$(582)	$47,481
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic to be a triggering event requiring us to reassess our goodwill and intangibles valuations as well as significant assumptions of future income from our underlying assets and potential changes in our liabilities. The extent of the pandemic’s impact depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others. Based upon the dynamic environment, we will continue to evaluate in future periods whether these assumptions continue to be reasonable and will update the forecasts and impairment analysis as needed.
Based upon our analysis, we have determined that none of our goodwill has been impaired as of March 31, 2020. The reporting unit that was closest to impairment was a reporting unit at Collins Aerospace Systems with a fair value in excess of net book value, including goodwill, of approximately $1.5 billion or 15%. As noted below, our assessment did result in a $40 million impairment of an indefinite-lived intangible asset at Collins Aerospace Systems.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than originally anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, would require the Company to record a non-cash impairment charge.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Service portfolios	$2,052	$(1,600)	$2,105	$(1,626)
Patents and trademarks	350	(249)	356	(250)
Collaboration intangible assets	4,940	(990)	4,862	(920)
Customer relationships and other	23,084	(5,795)	23,210	(5,607)
	30,426	(8,634)	30,533	(8,403)
Unamortized:
Trademarks and other[1]	3,808	—	3,916	—
Total	$34,234	$(8,634)	$34,449	$(8,403)
1The reduction in Trademarks and other includes a $40 million impairment charge related to a tradename at Collins Aerospace resulting from an assessment of the impact of the COVID-19 pandemic performed during the quarter ended March 31, 2020.
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
Amortizable intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows. Based on our assessments performed related to COVID-19, no impairment of our amortizable intangible assets was identified as of March 31, 2020; however, we will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.

Amortization of intangible assets for the quarters ended March 31, 2020 and 2019 were $354 million and $374 million, respectively. The following is the expected amortization of intangible assets for the years 2020 through 2025, which reflects the pattern of expected economic benefit on certain aerospace intangible assets. The table below includes the expected amortization of the intangible assets of Otis and Carrier as of March 31, 2020.

(dollars in millions)	Remaining 2020	2021	2022	2023	2024	2025
Amortization expense	$1,036	$1,401	$1,385	$1,377	$1,347	$1,327

Note 2: Earnings Per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2020	2019
Net (loss) income attributable to common shareowners	$(83)	$1,346
Basic weighted average number of shares outstanding	858.4	853.2
Stock awards and equity units (share equivalent)	—	7.5
Diluted weighted average number of shares outstanding	858.4	860.7
(Loss) Earnings Per Share of Common Stock:
Basic	$(0.10)	$1.58
Diluted	$(0.10)	$1.56
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2020 and 2019, the number of stock awards excluded from the computation was approximately 16.7 million and 12.2 million, respectively. All outstanding stock awards are excluded in the computation of diluted earnings per share in the quarter ended March 31, 2020 because their effect was antidilutive due to the loss from continuing operations.
NOTE 3: Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2020	December 31, 2019
Accounts receivable	$13,601	$13,913
Allowance for expected credit losses	(497)	(389)
Total accounts receivable, net	$13,104	$13,524

The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. The Company factored receivables of $2.7 billion and $2.4 billion during the quarter ended March 31, 2020 and December 31, 2019, respectively, under these factoring arrangements, which reduced receivables. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At March 31, 2020 and December 31, 2019, the Company had $32 million and $7 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for credit losses related to Accounts receivable for the quarter ended March 31, 2020 is as follows:

(dollars in millions)	March 31, 2020
Balance as of December 31, 2019	$(389)
Current period provision for expected credit losses[1]	(63)
Write-offs charged against the allowance for expected credit losses	5
Other[2]	(50)
Balance as of March 31, 2020	$(497)

1 The current provision for expected credit losses includes incremental reserves related to our assessments of COVID-19 impacts of $38 million.
2 Other includes $64 million of impact related to the adoption of Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Note 4: Contract Assets and Liabilities. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Contract assets, current	$4,549	$4,184
Contract assets, noncurrent (included within Other assets)	1,277	1,338
Total contract assets	5,826	5,522
Contract liabilities, current	(6,384)	(6,180)
Contract liabilities, noncurrent	(5,554)	(5,732)
Total contract liabilities	(11,938)	(11,912)
Net contract liabilities	$(6,112)	$(6,390)
Contract assets increased $304 million during the quarter ended March 31, 2020 due to revenue recognition in excess of customer billings, primarily on Pratt & Whitney military and commercial aftermarket service agreements. Contract liabilities increased $26 million during the quarter ended March 31, 2020 due to customer billings in excess of revenue recognized at Otis of $278 million, primarily offset by a contract settlement at Pratt & Whitney. We recognized revenue of $2.2 billion during the quarter ended March 31, 2020 related to contract liabilities as of December 31, 2019.
Total contract assets include an allowance for credit losses of $58 million as of March 31, 2020, of which $29 million is attributed to the estimated impact of COVID-19. Changes in the allowance were not material for the quarter ended March 31, 2020.
Note 5: Inventory, net

(dollars in millions)	March 31, 2020	December 31, 2019
Raw materials	$3,576	$3,357
Work-in-process	2,850	2,726
Finished goods	5,080	4,867
	$11,506	$10,950
Raw materials, work-in-process and finished goods are net of valuation reserves of $1,386 million and $1,377 million as of March 31, 2020 and December 31, 2019, respectively.
Note 6: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2020	December 31, 2019
Commercial paper	$500	$—
Other borrowings	1,225	2,364
Total short-term borrowings	$1,725	$2,364
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company, Otis and Carrier entered into, and the Company terminated, a number of credit agreements in the quarter ended March 31, 2020.
As of March 31, 2020, we had credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which were terminated on April 3, 2020 upon the completion of the Raytheon Merger. On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025. On May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021.
As of March 31, 2020, our maximum commercial paper borrowing limit was $4.35 billion. There was $500 million of commercial paper borrowings as of March 31, 2020. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. Generally, the need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.

On March 23, 2020, we entered into a $500 million term loan credit agreement which matures on the earlier of June 18, 2020 and the date that is 30 days after the Raytheon Merger. On March 20, 2020, we entered into a $500 million term loan credit agreement which will mature on June 18, 2020. As of March 31, 2020, we had borrowed $1.0 billion under these term loan credit agreements. On April 28, 2020, we repaid $500 million borrowed under the term loan credit agreement entered into on March 23, 2020. On May 5, 2020, we repaid $500 million borrowed under the term loan credit agreement entered into on March 20, 2020.

As of March 31, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated 5-year revolving credit agreement, maturing on February 10, 2025. This credit agreement became available upon Carrier's separation on April 3, 2020.

As of March 31, 2020, Otis entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $1.5 billion pursuant to an unsecured, unsubordinated 5-year revolving credit agreement, maturing on February 10, 2025. This credit agreement became available upon Otis' separation on April 3, 2020.

On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year loan credit agreement which matures on February 10, 2023. On March 27, 2020 Otis drew on the full amount of the term loan and distributed the full proceeds to Raytheon Technologies in connection with the separation. The borrowings under the term loan agreement are classified as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020.

On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year loan credit agreement which matures February 10, 2023. On March 27, 2020, Carrier drew on the full amount of the term loan and distributed the full proceeds to Raytheon Technologies in connection with the separation. The borrowings under the term loan agreement is classified as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020.

During the quarter ended March 31, 2020, we had a $2.0 billion revolving credit agreement and a $4.0 billion term loan credit agreement, both of which we entered into on March 15, 2019 and which would have matured on March 15, 2021, or if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. As of December 31, 2019, there were borrowings of $2.1 billion under the $4.0 billion term credit agreement, which were repaid during the quarter ended March 31, 2020. As of March 31, 2020, the $2.0 billion revolving credit agreement and the $4.0 billion term loan credit agreement were terminated.

Long-term debt consisted of the following:

(dollars in millions)	March 31, 2020	December 31, 2019
4.875% notes due 2020	$—	$171
4.500% notes due 2020	—	1,250
1.900% notes due 2020	—	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	824	831
8.750% notes due 2021	250	250
3.100% notes due 2021 [4]	250	250
3.350% notes due 2021	—	1,000
LIBOR plus 0.650% floating rate notes due 2021 [3]	—	750
1.950% notes due 2021	—	750
1.125% notes due 2021 (€950 million principal value)	—	1,053
2.300% notes due 2022	—	500
2.800% notes due 2022 [4]	1,100	1,100
3.100% notes due 2022	—	2,300
1.923% notes due 2023 [6]	500	—
LIBOR plus 1.125% Term Loan due 2023 (Otis) [6]	1,000	—
LIBOR plus 0.45% floating rates due 2023 [6]	500	—
1.250% notes due 2023 (€750 million principal value)	—	831
LIBOR plus 1.125% Term Loan due 2023 (Carrier) [6]	1,750	—

3.650% notes due 2023 [1]	581	2,250
3.700% notes due 2023 [4]	400	400
2.800% notes due 2024	—	800
3.200% notes due 2024 [4]	950	950
1.150% notes due 2024 (€750 million principal value)	—	831
2.056% notes due 2025 [6]	1,300	—
2.242% notes due 2025 [6]	2,000	—
3.950% notes due 2025 [1]	1,500	1,500
1.875% notes due 2026 (€500 million principal value)	—	554
2.650% notes due 2026 [1]	719	1,150
2.293% notes due 2027 [6]	500	—
2.493% notes due 2027 [6]	1,250	—
3.125% notes due 2027 [1]	1,100	1,100
3.500% notes due 2027 [4]	1,300	1,300
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
4.125% notes due 2028 [1]	3,000	3,000
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	549	554
2.565% notes due 2030 [6]	1,500	—
2.722% notes due 2030 [6]	2,000	—
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 [1]	1,000	1,000
4.450% notes due 2038 [1]	750	750
3.112% notes due 2040 [6]	750	—
3.377% notes due 2040 [6]	1,500	—
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.800% notes due 2043 [4]	400	400
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
4.350% notes due 2047 [4]	1,000	1,000
4.625% notes due 2048 [1]	1,750	1,750
3.362% notes due 2050 [6]	750	—
3.577% notes due 2050 [6]	2,000
Project financing obligations [5]	316	309
Other (including finance leases)	268	331
Total principal long-term debt	44,941	41,599
Other (fair market value adjustments, discounts and debt issuance costs)	(347)	(315)
Total long-term debt	44,594	41,284
Less: current portion	1,362	3,496
Long-term debt, net of current portion	$43,232	$37,788

1 We may redeem these notes at our option pursuant to their terms.
2 The three-month EURIBOR rate as of March 31, 2020 was approximately -0.363%. The notes may be redeemed at our option in whole, but not in part, at any time in the event of certain developments affecting U.S. taxation.
3 The three-month LIBOR rate as of March 31, 2020 was approximately 1.4505%.
4 Rockwell Collins debt which remained outstanding following the Rockwell Acquisition.
5 Project financing obligations are associated with the sale of rights to unbilled revenues related to the ongoing activity of an entity owned by Carrier.
6  The debt issuances reflect additional debt incurred by Otis and Carrier and attributed to those businesses post Separation Transactions. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to achieve the applicable net indebtedness required by the merger agreement with Raytheon.

We had no long-term debt issuances in 2019 and had the following issuances of debt during the quarter ended March 31, 2020:

(dollars in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
February 27, 2020	1.923% notes due 2023 [1]	$500
	Libor plus 0.450% floating rate notes due 2023 [1]	500
	2.056% notes due 2025 [1]	1,300
	2.242% notes due 2025 [1]	2,000
	2.293% notes due 2027 [1]	500
	2.493% notes due 2027 [1]	1,250
	2.565% notes due 2030 [1]	1,500
	2.722% notes due 2030 [1]	2,000
	3.112% notes due 2040 [1]	750
	3.377% notes due 2040 [1]	1,500
	3.362% notes due 2050 [1]	750
	3.577% notes due 2050 [1]	2,000
March 27, 2020	Term Loan due 2023 (Otis) [1]	1,000
	Term Loan due 2023 (Carrier) [1]	1,750
		$17,300
1 The debt issuances and term loan draws reflect additional debt incurred by Otis and Carrier and attributed to those businesses post Separation Transactions. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short term and long term debt in order to achieve the applicable net indebtedness required by the merger agreement with Raytheon.

We had the following repayments of long-term debt during the quarter ended March 31, 2020 and the year-ended December 31, 2019:

(dollars in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
March 29, 2020	4.500% notes due 2020 [2,3]	$1,250
	1.125% notes due 2021 (€950 million principal value) [2,3]	1,082
	1.250% notes due 2023 (€750 million principal value) [2,3]	836
	1.150% notes due 2024 (€750 million principal value) [2,3]	841
	1.875% notes due 2026 (€500 million principal value) [2,3]	567
March 3, 2020	1.900% notes due 2020 [2,3]	1,000
	3.350% notes due 2021 [2,3]	1,000
	LIBOR plus 0.650% floating rate notes due 2021 [2,3]	750
	1.950% notes due 2021 [2,3]	750
	2.300% notes due 2022 [2,3]	500
	3.100% notes due 2022 [2,3]	2,300
	2.800% notes due 2024 [2,3]	800
March 2, 2020	4.875% notes due 2020 [2,3]	171
February 28, 2020	3.650% notes due 2023 [2,3]	1,669
	2.650% notes due 2026 [2,3]	431
		$13,947
November 15, 2019	8.875% notes due 2019	$271
November 13, 2019	EURIBOR plus 0.15% floating rate notes due 2019	831
November 1, 2019	LIBOR plus 0.350% floating rate notes due 2019	350
	1.500% notes due 2019	650
July 15, 2019	1.950% notes due 2019 [1]	300
	5.250% notes due 2019 [1]	300
		$2,702
1 The notes and term loan were acquired in connection with the Rockwell Collins acquisition and have been subsequently repaid.
2 Extinguishment of Raytheon Technologies short term and long term debt in order to achieve the net indebtedness required by the merger agreement with Raytheon.
3 In connection with the early repayment of outstanding principal, Raytheon Technologies paid approximately $660 million of debt extinguishment costs.
The average maturity of our long-term debt at March 31, 2020 is approximately 14 years. The average interest expense rate on our total borrowings for the quarters ended March 31, 2020 and 2019 was as follows:

	Quarter Ended March 31,
	2020	2019
Average interest expense rate	3.6%	3.6%

        We have an existing universal shelf registration statement filed with the SEC for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitation on the amount of debt to be issued under this shelf registration statement.
Note 7: Income Taxes
As a result of the Separation Transactions, the Distributions and the Raytheon Merger, coupled with the impact of the wide range of uncertainties of the COVID-19 pandemic, rather than applying a forecasted annualized effective tax rate, the Company recorded its first quarter tax expense based upon income and tax items as they occurred in the quarter. The increase in the effective tax rate for the quarter ended March 31, 2020 is primarily the result of tax charges in connection with the Company’s Separation Transactions, including the impairment of deferred tax assets not expected to be utilized.

We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, Netherlands, Poland, Singapore, South Korea, Spain, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. As a result of the Separation Transactions and the Distributions in the second quarter of 2020, we expect to transfer unrecognized tax benefits to Carrier and Otis of approximately $440 million in the second quarter including certain amounts related to pending tax litigation in Germany as further discussed in Note 16, Contingent Liabilities. Pursuant to the terms of the separation agreements, certain other unrecognized tax benefits retained by Raytheon Technologies will be subject to indemnification. Additionally, it is reasonably possible that a net reduction within the range of $100 million to $300 million of unrecognized tax benefits may occur within the next 12 months as a result of worldwide uncertain tax positions, the revaluation of current uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
The Examination Division of the Internal Revenue Service (IRS) is currently auditing Rockwell Collins fiscal tax years 2016 and 2017, filed prior to its acquisition by Raytheon Technologies. The audit is expected to close before the end of 2020. The Examination Division of the IRS has notified the Company of its intention to commence an audit of Raytheon Technologies tax years 2017 and 2018 in the second quarter of 2020.
Note 8: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined pension and other postretirement benefit plans, and defined contribution plans. Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Defined benefit plans	$39	$32
Defined contribution plans	227	153
We made no contributions to our domestic defined benefit pension plans for the quarters ended March 31, 2020 and 2019. Included in the current year contributions to employer sponsored defined contribution plans for the quarter ended March 31, 2020 is $48 million of additional contributions resulting from the 2019 amendment to our domestic pension plans whereby plan participants ceased accrual of additional benefits for future service effective December 31, 2019. The following table illustrates the components of net periodic benefit (income) cost for our defined pension and other postretirement benefit plans:

	Pension Benefits Quarter Ended March 31,		Other Postretirement Benefits Quarter Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Service cost	$55	$87	$1	$1
Interest cost	272	340	6	8
Expected return on plan assets	(573)	(607)	(1)	(1)
Amortization of prior service cost (credit)	13	5	(1)	(11)
Recognized actuarial net loss (gain)	94	53	(3)	(3)
Net settlement and curtailment loss	1	8	—	—
Total net periodic benefit (income) cost	$(138)	$(114)	$2	$(6)

Note 9: Restructuring Costs
During the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs totaling $19 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Otis	$6
Carrier	5
Pratt & Whitney	—
Collins Aerospace Systems	6
Eliminations and other	2
Total	$19
Restructuring charges incurred during the quarter ended March 31, 2020 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

(dollars in millions)
Cost of sales	$6
Selling, general and administrative	13
Total	$19
2020 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs of $8 million, comprised of $2 million in cost of sales and $6 million in selling, general and administrative expenses. The 2020 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field and manufacturing operations.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter ended March 31, 2020:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Net pre-tax restructuring costs	$8	—	$8
Utilization, foreign exchange and other costs	(3)	—	(3)
Balance at March 31, 2020	$5	$—	$5

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
Otis	$5	$(4)	$1
Carrier	4	(2)	2
Pratt & Whitney	—	—	—
Collins Aerospace Systems	6	(1)	5
Eliminations and other	2	(1)	1
Total	$17	$(8)	$9
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2020 and 2021. In response to the anticipated significant impact of the COVID-19 pandemic on our future operating results, the Company is likely to initiate further actions in 2020, however no specific plans for other significant actions have been finalized at this time.
2019 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs totaling $10 million for restructuring actions initiated in 2019, including $2 million in cost of sales and $8 million in selling, general and administrative expenses. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter ended March 31, 2020:

(dollars in millions)	Severance	Facility Exit, and Other Costs	Total
Quarter Ended March 31, 2020
Restructuring accruals at December 31, 2019	$105	$13	$118
Net pre-tax restructuring costs	8	2	10
Utilization, foreign exchange and other costs	(35)	(3)	(38)
Balance at March 31, 2020	$78	$12	$90

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred Quarter Ended March 31, 2020	Remaining Costs at March 31, 2020
Otis	$63	$(45)	$(2)	$16
Carrier	120	(110)	(3)	7
Pratt & Whitney	133	(133)	—	—
Collins Aerospace Systems	118	(27)	(5)	86
Eliminations and other	6	(6)	—	—
Total	$440	$(321)	$(10)	$109
2018 and Prior Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs totaling $1 million for restructuring actions initiated in 2018 and prior. As of March 31, 2020, we have approximately $58 million of accrual balances remaining related to 2018 and prior actions.
Note 10: Financial Instruments
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
The four quarter rolling average of the notional amount of foreign exchange contracts hedging foreign currency transactions was $18.2 billion and $17.8 billion at March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of March 31, 2020 and December 31, 2019:

(dollars in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$10	$11
	Other assets	2	13
	Total asset derivatives	$12	$24
	Liability Derivatives:
	Accrued liabilities	(223)	(72)
	Other long-term liabilities	(329)	(98)
	Total liability derivatives	$(552)	$(170)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Asset Derivatives:
	Other assets, current	$122	$27
	Other assets	3	5
	Total asset derivatives	$125	$32
	Liability Derivatives:
	Accrued liabilities	(41)	(116)
	Other long-term liabilities	(1)	(1)
	Total liability derivatives	$(42)	$(117)
The effect of cash flow hedging relationships on Accumulated other comprehensive income and on the Condensed Consolidated Statement of Operations for the quarters ended March 31, 2020 and 2019 are presented in the table below. The amounts of loss are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from Accumulated other comprehensive income.

	Quarter Ended March 31,
(dollars in millions)	2020	2019
(Loss) gain recorded in Accumulated other comprehensive loss	$(404)	$7
Loss reclassified from Accumulated other comprehensive loss into Product sales	29	4
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of March 31, 2020, we have €1.25 billion of euro-denominated long-term debt outstanding, €750 million variable rate debt due May 2020, which has been de-designated and resides in Long-term debt currently due. As of March 31, 2020, €500 million of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses. As of March 31, 2020, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $140 million pre-tax loss is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2020, all derivative contracts accounted for as cash flow hedges will mature by April 2024.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Foreign exchange contracts	$(49)	$18

Note 11: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring and non-recurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$52	$52	$—	$—
Derivative assets	137	—	137	—
Derivative liabilities	(594)	—	(594)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$57	$57	$—	$—
Derivative assets	56	—	56	—
Derivative liabilities	(287)	—	(287)	—
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
As of March 31, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties' credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$364	$360	$344	$347
Customer financing notes receivable	309	283	283	283
Short-term borrowings	(1,725)	(1,725)	(2,364)	(2,364)
Long-term debt (excluding finance leases)	(44,510)	(47,738)	(41,199)	(46,202)
Long-term liabilities	(339)	(328)	(336)	(322)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$360	$—	$360	$—
Customer financing notes receivable	283	—	283	—
Short-term borrowings	(1,725)	—	(500)	(1,225)
Long-term debt (excluding finance leases)	(47,738)	—	(44,642)	(3,096)
Long-term liabilities	(328)	—	(328)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term receivables	$347	$—	$347	$—
Customer financing notes receivable	283	—	283	—
Short-term borrowings	(2,364)	—	—	(2,364)
Long-term debt (excluding finance leases)	(46,202)	—	(45,802)	(400)
Long-term liabilities	(322)	—	(322)	—
We had commercial aerospace financing and other contractual commitments totaling approximately $14.8 billion and $15.0 billion as of March 31, 2020 and December 31, 2019, respectively, related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms. Associated risks on these commitments from changes in interest rates are mitigated because interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financings is expected to equal the amounts funded.
Note 12: Long-Term Financing Receivables
Our long-term financing receivables primarily represent balances related to the aerospace businesses such as long-term trade accounts receivable, leases, and notes receivable. We also have other long-term receivables in our commercial businesses; however, both the individual and aggregate amounts of those other receivables are not significant. The following table summarizes the balance by class of aerospace business related long-term receivables as of March 31, 2020 and December 31, 2019:

(dollars in millions)	March 31, 2020	December 31, 2019
Long-term trade accounts receivable	$251	$251
Notes and leases receivable	261	265
Total long-term receivables	$512	$516
Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations to customers whose uncollateralized receivable is in default. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses on long-term receivables. Based upon the customer credit ratings, approximately $240 million and $150 million of our total long-term receivables were considered to bear high credit risk as of March 31, 2020 and December 31, 2019, respectively.
Reserves for credit losses on long term receivables relate to specifically identified receivables that are evaluated individually for impairment. For long-term trade accounts receivable, we evaluate credit risk and collectability individually to determine if an allowance is necessary. For notes and leases receivable, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. Our total long-term receivables reflected in the table above, include reserves of $33 million and $17 million as of March 31, 2020 and December 31, 2019, respectively. Changes in the allowance for credit losses were not material for the quarter ended March 31, 2020.
At March 31, 2020 and December 31, 2019, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Note 13: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter Ended March 31, 2020
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive (loss) income before reclassifications, net	(1,445)	8	(403)	(1,840)
Amounts reclassified, pre-tax	—	102	29	131
Tax benefit (expense)	9	(31)	92	70
Balance at March 31, 2020	$(4,647)	$(6,693)	$(448)	$(11,788)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post- retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Quarter ended March 31, 2019
Balance at December 31, 2018	$(3,442)	$(5,718)	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	530	(1)	7	536
Amounts reclassified, pre-tax	1	44	4	49
Tax expense	(13)	(10)	(3)	(26)
ASU 2018-02 adoption impact	(8)	(737)	—	(745)
Balance at March 31, 2019	$(2,932)	$(6,422)	$(165)	$(9,519)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The standard allowed companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income (AOCI) from the Tax Cuts and Jobs Act ("TCJA"). We elected to reclassify the income tax effects of TCJA from AOCI of $745 million to retained earnings, effective January 1, 2019.
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension benefit for each period presented (see Note 8 for additional details).
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
Note 14: Variable Interest Entities
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

(dollars in millions)	March 31, 2020	December 31, 2019
Current assets	$4,990	$4,573
Noncurrent assets	2,048	1,919
Total assets	$7,038	$6,492

Current liabilities	$5,352	$4,916
Noncurrent liabilities	2,240	2,149
Total liabilities	$7,592	$7,065

Note 15: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. There have been no material changes to financial guarantees outstanding since December 31, 2019. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$1,548	$1,449
Warranties and performance guarantees issued	133	137
Settlements made	(129)	(110)
Other	(16)	9
Balance as of March 31	$1,536	$1,485

Note 16: Contingent Liabilities
Summarized below are the matters previously described in Note 18 of the Notes to the Consolidated Financial Statements in our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report, we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. Additional information pertaining to environmental matters is included in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report.
Government. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. Government contracting environment, we will continue to be the subject of one or more U.S. Government investigations. Our contracts with the U.S. Government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (“DCAA”); the Defense Contract Management Agency (“DCMA”); the Inspectors General of the U.S. Department of Defense (“DoD”) and other departments and agencies; the Government Accountability Office (“GAO”); the Department of Justice (“DOJ”); and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many may result in no adverse action against us. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. Government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (“COFC”) or the Armed Services Board of Contract Appeals (“ASBCA”) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (“FCPA”) and International Traffic in Arms Regulations (“ITAR”)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

Legal Proceedings.
The Company and its subsidiaries are subject to various litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (“DACO”) of the United States Defense Contract Management Agency (“DCMA”) asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest (approximately $592 million through March 31, 2020). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the Armed Services Board of Contract Appeals (“ASBCA”) on June 7, 2019.

As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest (approximately $101.8 million through March 31, 2020). The claim is based on Pratt & Whitney's alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019.  The parties concluded post-hearing briefing in January 2020,and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the cost accounting standards for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest (approximately $60 million through March 31, 2020), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.

German Tax Litigation
As previously disclosed, Raytheon Technologies has been involved in administrative review proceedings with the German Tax Office, which concern approximately €215 million (approximately $237 million) of tax benefits that we have claimed related to a 1998 reorganization of the corporate structure of Otis operations in Germany. Upon audit, these tax benefits were disallowed by the German Tax Office. Raytheon Technologies estimates interest associated with the aforementioned tax benefits is an additional approximately €118 million (approximately $130 million). On August 3, 2012, we filed suit in the local German Tax Court (Berlin-Brandenburg). In March 2016, the local German Tax Court dismissed our suit, and we appealed this decision to the German Federal Tax Court (FTC). Following a hearing in July 2018, the FTC remanded the matter to the local German Tax Court for further proceedings. In 2015, Raytheon Technologies made tax and interest payments to German tax authorities of €275 million (approximately $300 million) in order to avoid additional interest accruals pending final resolution of this matter. These proceedings concern Raytheon Technologies' Otis business, which, as previously disclosed, separated from UTC on April 3, 2020 to form Otis Worldwide Corporation (Otis). The liability underlying these proceedings remained with Otis in connection with the Separation Transactions and the Distributions and is disclosed in its registration statement on Form 10 filed with the SEC on March 11, 2020.
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
The amounts recorded by the Company for asbestos-related liabilities are based on currently available information and assumptions that we believe are reasonable and are made with input from outside actuarial experts.  The estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 is approximately $325 million to $390 million.  Where no amount within a range of estimates is more likely, the minimum is accrued. We have recorded the minimum amount of $325 million, which is principally recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2020. This amount is on a pre-tax basis, not discounted, and excludes the Company’s legal fees to defend the asbestos claims, which will continue to be expensed by the Company as they are incurred. In addition, the Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $140 million, which is included primarily in Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2020.
A portion of these lawsuits and liabilities concerned Raytheon Technologies’ Otis and Carrier businesses, each of which, as previously disclosed, separated from UTC on April 3, 2020 to form Otis and Carrier Global Corporation (Carrier), respectively, and the respective liabilities remained with each new company. As disclosed in Carrier’s registration statement on Form 10 filed with the SEC on March 11, 2020, the estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 made against Carrier and its subsidiaries and affiliates is $255 million to $290 million. As disclosed in Otis’s registration statement on Form 10, the estimated range of total liabilities to resolve all pending and unasserted potential future asbestos claims through 2059 made against Otis and its subsidiaries and affiliates is $24 million to $45 million. After excluding all pending and unasserted potential future asbestos claims through 2059 against Carrier and Otis, we do not expect that the range of total net liabilities (estimated total liabilities minus insurance recovery receivable) for pending and unasserted potential future asbestos claims through 2059 against Raytheon Technologies, including its subsidiaries and affiliates, will have a material adverse effect on our financial position, results of operations or cash flows.

The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that we believe are reasonable. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. Key variables in these assumptions include the number and type of new claims to be filed each year, the outcomes or resolution of such claims, the average cost of resolution of each new claim, the amount of insurance available, the allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements, and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation. At the end of each year, the Company will evaluate all of these factors and, with input from an outside actuarial expert, make any necessary adjustments to both our estimated asbestos liabilities and insurance recoveries.

Other.
As described in Note 15 of this Form 10-Q and Note 17 to the Consolidated Financial Statements in our 2019 Annual Report, we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 17: Segment Financial Data
Our operations prior to the Raytheon Merger, the Separation Transactions and the Distributions are classified into four principal segments: Otis, Carrier, Pratt & Whitney, and Collins Aerospace Systems. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
Total sales by segment include inter-segment sales, which are generally made at prices approximating those that the selling entity is able to obtain on external sales. Results for the quarters ended March 31, 2020 and 2019 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2020	2019	2020	2019	2020	2019
Otis	$2,966	$3,096	$371	$426	12.5%	13.8%
Carrier	3,888	4,323	363	529	9.3%	12.2%
Pratt & Whitney	5,351	4,817	439	433	8.2%	9.0%
Collins Aerospace Systems	6,438	6,513	1,092	856	17.0%	13.1%
Total segments	18,643	18,749	2,265	2,244	12.1%	12.0%
Eliminations and other	(433)	(384)	(343)	(101)
General corporate expenses	—	—	(115)	(98)
Consolidated	$18,210	$18,365	$1,807	$2,045	9.9%	11.1%

Geographic sales are attributed to the geographic regions based on their location of origin. Segment information for the quarters ended March 31, 2020 and 2019 is as follows:

	2020					2019
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
United States	$890	$2,008	$4,300	$4,790	$11,988	$912	$2,214	$3,732	$4,730	$11,588
Europe	942	1,179	106	918	3,145	955	1,292	108	1,024	3,379
Asia Pacific	913	518	230	165	1,826	976	612	255	189	2,032
Other*	221	183	715	565	1,684	253	205	722	570	1,750
Total segment	$2,966	$3,888	$5,351	$6,438	$18,643	$3,096	$4,323	$4,817	$6,513	$18,749
Eliminations and other					(433)					(384)
Consolidated					$18,210					$18,365
*Other includes sales to other regions as well as inter-segment sales.
Segment sales disaggregated by product type for the quarters ended March 31, 2020 and 2019 are as follows:

	2020					2019
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Commercial and industrial, non aerospace	$2,966	$3,888	$10	$11	$6,875	$3,096	$4,323	$23	$14	$7,456
Commercial aerospace	—	—	3,693	4,586	8,279	—	—	3,375	4,828	8,203
Military aerospace	—	—	1,648	1,841	3,489	—	—	1,419	1,671	3,090
Total segment	$2,966	$3,888	$5,351	$6,438	$18,643	$3,096	$4,323	$4,817	$6,513	$18,749
Eliminations and other					(433)					(384)
Consolidated					$18,210					$18,365

Segment sales disaggregated by sales type for the quarters ended March 31, 2020 and 2019 are as follows:

	2020					2019
(dollars in millions)	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total	Otis	Carrier	Pratt & Whitney	Collins Aerospace Systems	Total
Product	$1,123	$3,147	$3,257	$5,291	$12,818	$1,279	$3,566	$2,973	$5,406	$13,224
Service	1,843	741	2,094	1,147	5,825	1,817	757	1,844	1,107	5,525
Total segment	$2,966	$3,888	$5,351	$6,438	$18,643	$3,096	$4,323	$4,817	$6,513	$18,749
Eliminations and other					(433)					(384)
Consolidated					$18,210					$18,365

Note 18: Remaining Performance Obligations
Remaining performance obligations (RPO) represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of March 31, 2020 our total RPO was approximately $132.8 billion compared to $132.7 billion as of December 31, 2019. Of the total RPO as of March 31, 2020, we expect approximately 44% will be recognized as sales over the following 24 months. The percentage of RPO to be recognized as sales over the following 24 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic, which may result in customer delays or order cancellations.
Note 19: Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the Credit Loss Standard) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets, long term receivables and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses.
We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash adjustment to retained earnings as of January 1, 2020 was recorded in the amount of $59 million. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
We are exposed to credit losses primarily through our sales of products and services to commercial customers which are recorded as trade receivables, contract assets, long-term receivables, and notes and lease receivables on the Condensed Consolidated Balance Sheet. We do not have exposure for credit losses related to sales of products and services to our government customers. Our method for developing our allowance for credit losses involves making informed judgments regarding whether an adjustment is necessary to our historical loss experiences to reflect our expectations around current economic conditions and reasonable and supportable forecast periods, where applicable. We utilize current economic market data as well as other internal and external information available to us to inform our decision making. In certain circumstances we may be able to develop reasonable and supportable forecasts over the contractual term of the financial asset or off-balance sheet exposure. For periods beyond which we are able to make or obtain reasonable and supportable forecasts, we revert to historical loss experience and information.
We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. We conduct a review of customer credit ratings, published historical credit default rates for different rating categories, and multiple third-party aircraft value publications as a basis to validate the reasonableness of the allowance for credit losses on these balances quarterly or when events and circumstances warrant. In addition to credit quality indicators, factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses, and existing economic conditions, including geographic and political risk. A credit limit is established for each customer based on the outcome of this review. Customer credit ratings range from customers with an extremely strong capacity to meet financial obligations, to customers whose uncollateralized receivable is in default. We may require collateral or prepayment to mitigate credit risk.

To estimate expected credit losses of financial assets with similar risk characteristics, we determine an asset is impaired when, based on historical experience, current information and a reasonable forecast period, there’s risk that we will be unable to collect amounts due according to the contractual terms of the agreement. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions, and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.
We can also be exposed to credit losses from off-balance sheet exposures, such as certain financial guarantees and financing commitments. We have assessed these potential exposures and concluded that there are no associated credit losses as of March 31, 2020.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The new standard includes updates to the annual disclosure requirements for defined benefit plans including several additions, deletions and modifications to the disclosure requirements. The provisions of this ASU are effective for years beginning after December 15, 2020. This standard is required to be applied retrospectively. We do not expect this ASU to have a material effect on our annual disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard provides updated guidance surrounding implementation costs associated with cloud computing arrangements that are service contracts. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We adopted the new standard prospectively effective January 1, 2020. This ASU did not have a material impact on the Condensed Consolidated Financial Statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles (GAAP)). These amendments also will create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. This will significantly reduce the risk that decision makers with insignificant direct and indirect interests could be deemed the primary beneficiary of a VIE. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We adopted the new standard effective January 1, 2020. This ASU did not have an impact on the Condensed Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update make targeted improvements to GAAP for collaborative arrangements as follows: clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted. We adopted the new standard effective January 1, 2020. This ASU did not have a material impact on the Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU on our Condensed Consolidated Financial Statements.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters ended March 31, 2020 and 2019, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated May 7, 2020, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2020, and the related condensed consolidated statements of operations, of comprehensive (loss) income, of changes in equity and of cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2020

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
Separation Transactions and Distributions. On April 2, 2020, United Technologies Corporation (“UTC”) (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (“Carrier”) and Otis Worldwide Corporation (“Otis”) (the “Separation”). The Separation was effected by the distributions (the “Distributions”) of all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the Distributions. UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The financial statements of Raytheon Technologies Corporation for the period ended and as of March 31, 2020 include the financial position and results of Otis and Carrier. However, with the completion of the Separation Transactions and Distributions, the historical results of Otis and Carrier will be presented as discontinued operations in our second quarter financial statements.
Raytheon Merger. On April 3, 2020, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company ("Raytheon") completed their previously announced all-stock merger of equals transaction (the "Raytheon Merger"), following the completion by UTC of its previously announced Separation Transactions and Distributions. Upon closing of the Raytheon Merger, UTC changed its name to “Raytheon Technologies Corporation”.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company”, “Raytheon Technologies", and "RTC" mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms "Raytheon Company," "Raytheon," or "RTN" mean Raytheon Company and its subsidiaries prior to the Raytheon merger. The financial statements of Raytheon Technologies Corporation for the period ended and as of March 31, 2020 include the financial position and results of Otis and Carrier and do not include the financial position or operations of Raytheon since the Separation Transactions, the Distributions and the Raytheon Merger occurred subsequent to the end of the reporting period.
The current status of significant factors affecting our business environment in 2020 is discussed below. For additional discussion, refer to the "Business Overview" section in Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our 2019 Annual Report, which is incorporated by reference in our 2019 Form 10-K, and the “Risk Factors” in Part II, Item IA of this Form 10-Q.
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
Our military businesses' sales are affected by U.S. Department of Defense budget and spending levels, changes in market demand and the global political environment. Total sales to the U.S. Government were $2.9 billion and $2.4 billion for the quarters ended March 31, 2020 and 2019, or 16% and 13% of total Raytheon Technologies sales for those periods, respectively. Our participation in long-term production, development and sustainment programs for the U.S. Government has and is expected to contribute positively to our results in 2020.
Impact of the COVID-19 pandemic on first quarter results and forward looking impacts
In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business, operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. We began to experience issues related to COVID-19 in the first quarter, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Aerospace businesses. However, our customers continued to receive our products during the quarter and the outbreak did not have a significant impact on our operating results for the three months ended March 31, 2020.
Subsequent to the quarter end, the continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the significant decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Aerospace businesses. As of April 14, 2020, the International Air Transport Association had estimated that RPMs for the year ended December 31, 2020 could decline by 48% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines are shifting to cash conservation behaviors such as deferring engine maintenance, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Additionally, we are seeing purchase order declines in line with publically communicated aircraft production volumes as OEM customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also begun taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, deferring merit increases, freezing non-essential hiring, repositioning employees to defense work, and furloughing a large percentage of our employees. Thus far, while some of the actions have impacted the former Raytheon Company businesses, most of these actions have been taken at our Aerospace businesses. We’re monitoring the environment closely and are prepared to take further actions if necessary. However, given the significant reduction in air travel, increased numbers of planes temporarily grounded, and continued travel restrictions that have resulted from the pandemic, we expect our future operating results, particularly those of our Aerospace businesses to be significantly impacted starting in the second quarter of 2020.
The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted. While the long term outlook for the aerospace industry remains positive due the fundamental drivers of air travel demand, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Estimates of a return to pre-COVID-19 levels have generally fallen in the range of two or more years and are based on a wide-range of assumptions. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others.
We considered the outbreak and subsequent impacts to be a trigger to reassess our goodwill and intangibles valuations as well as significant assumptions of future income from our underlying assets and potential changes in our liabilities. In order to evaluate the impact, we had to make forecast assumptions of future business activity that are subject to a wide range of uncertainties, including those noted above. Based upon the dynamic environment, we will continue to evaluate in future periods whether these assumptions continue to be reasonable and will update the forecasts as needed.
Based upon our analysis, we have determined that none of our goodwill has been impaired as of March 31, 2020. The reporting unit that was closest to impairment was a reporting unit at Collins Aerospace Systems with a fair value in excess of net book value, including goodwill, of approximately $1.5 billion or 15%. The Company did however record a total of $144 million ($82 million at Collins Aerospace Systems and $62 million at Pratt & Whitney) in write-downs of assets in our aerospace businesses primarily related to the impairment of a trade name, increased estimated credit losses, and the impact of lower estimated future customer activity that reduced our assumptions of variable consideration and caused a write-off of manufacturing overhead in inventory in certain closed facilities.
Although the impact of COVID 19 on our commercial businesses and markets will be significant, we currently believe we have sufficient liquidity to withstand the potential impacts of COVID-19. With the completion of the Separation Transactions, the Distributions and the Raytheon Merger, we have a balanced and diversified portfolio of both aerospace and defense businesses which we believe will help mitigate the impacts of the COVID-19 pandemic and future business cycles. The former Raytheon Company businesses have not experienced significant facility closures and are taking all prudent measures similar to those discussed above.

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
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2020. With regard to political conditions, the U.S. Government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system.  The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes.  Turkish companies supply components, some of which are sole-sourced, to our aerospace businesses for commercial and military engines and aerospace products.  Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our aerospace businesses’ sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. See Part II, Item 1A, "Risk Factors" in this Form 10-Q for further discussion.
Acquisition Activity
Our growth strategy contemplates acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved. During the quarter ended March 31, 2020, our investment in business acquisitions was $5 million. As previously discussed, on April 3, 2020 the Company completed the Raytheon Merger. During the quarter ended March 31, 2020, the Company incurred transaction expenses associated with the Raytheon Merger of $29 million.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2020.
RESULTS OF OPERATIONS
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net Sales	$18,210	$18,365
The factors contributing to the total percentage change year-over-year in total net sales for the Quarter ended March 31, 2020 are as follows:

Quarter Ended March 31, 2020
Organic change	—%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	—%
Other	—%
Total % change	(1)%
Net sales declined 1% during the quarter ended March 31, 2020 in comparison to the prior year, primarily reflecting the unfavorable impact of foreign currency translation. Organic sales growth of 12% at Pratt & Whitney, driven by higher sales across all channels, was offset by organic sales declines at each of the other segments. Organic sales at Collins Aerospace

Systems declined 1%, primarily driven by lower commercial aerospace OEM sales reflecting lower sales related to the Boeing 737 Max program, partially offset by higher military sales and higher commercial aerospace aftermarket sales. At Otis, organic sales declined 2% reflecting lower new equipment sales driven by declines in Asia and the Americas, partially offset by broad-based service sales growth. Organic sales at Carrier declined 9% driven by decreases in HVAC, refrigeration and fire & security.
Cost of Products and Services Sold

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Total cost of products and services sold	$13,408	$13,707
Percentage of net sales	73.6%	74.6%
The factors contributing to the percentage change year-over-year for the quarter ended March 31, 2020 in total cost of products and services sold are as follows:

Quarter Ended March 31, 2020
Organic change	1%
Foreign currency translation	(1)%
Acquisitions and divestitures, net	(1)%
Other	(1)%
Total % change	(2)%
Total cost of products and services sold for the quarter ended March 31, 2020 increased 1% organically as growth driven by the organic sales increase at Pratt & Whitney was largely offset by the impact of declines in organic sales at Carrier and Otis. On an organic basis, Total cost of products and services sold at Collins Aerospace Systems was consistent with the prior year. The 1% decline in Acquisitions and divestitures, primarily reflects the impact of a prior year divestiture at Collins Aerospace Systems. The decline in Other of 1% reflects the absence of prior year inventory step-up amortization at Collins Aerospace Systems recorded in connection with the acquisition of Rockwell Collins.
Gross Margin

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Gross margin	$4,802	$4,658
Percentage of net sales	26.4%	25.4%
The increase in gross margin as a percentage of sales for the quarter ended March 31, 2020 reflects a 310 basis point improvement at Collins Aerospace Systems primarily driven by the absence of prior year inventory step-up amortization recorded in connection with the acquisition of Rockwell Collins. Otis gross margin increased 110 basis points primarily driven by favorable new equipment margins and overall sales mix. Gross margin at Carrier increased 30 basis points as favorable material productivity and lower year-over-year commodity costs were largely offset by the impact of lower volumes and unfavorable mix. These increases were partially offset by a 50 basis point decline in gross margin at Pratt & Whitney as a decline in product margins was largely offset by higher service margins.
Research and Development

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Company-funded	$671	$728
Percentage of net sales	3.7%	4.0%
Customer-funded	$626	$551
Percentage of net sales	3.4%	3.0%
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The majority of the company-funded spending is incurred by the aerospace businesses. The year-over-year decrease (8%) in company-funded research and development for the quarter ended March 31, 2020 was driven by lower expenses across various programs at Pratt & Whitney (5%) and Collins Aerospace

Systems (3%). For the quarter ended March 31, 2020 customer-funded research and development increased 14%, driven by higher expenses across various programs at Pratt & Whitney (8%) and Collins Aerospace Systems (6%).
Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Selling, general and administrative expenses	$2,248	$1,997
Percentage of net sales	12.3%	10.9%
Selling, general and administrative expenses increased 13% in the quarter ended March 31, 2020. The increase in expenses primarily reflects costs associated with the Separation Transactions (10%), and costs associated with the Raytheon Merger (1%). The growth in Selling, general and administrative expenses also includes higher expenses at Pratt & Whitney (4%) driven by increased credit reserves related to the impact of COVID-19 and increased headcount and employee compensation related expenses. These increases were partially offset by lower expenses at Carrier (1%) primarily driven by lower restructuring charges. Selling, general and administrative expenses at Collins Aerospace Systems and Otis were consistent with the prior year.
We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of restructuring actions on Selling, general and administrative expenses. See Note 9: Restructuring Costs and the Restructuring Costs section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Other (Loss) Income, Net

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Other (loss) income, net	$(76)	$112
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The year-over-year decrease in Other income (168%) for the quarter ended March 31, 2020 primarily reflects the impairment of an investment at Carrier (63%), an asset impairment at Otis (60%), the impairment of a tradename at Collins Aerospace Systems resulting from the projected impact of COVID-19 (36%) and lower equity earnings in unconsolidated entities (17%), primarily at Carrier. These decreases were partially offset by the absence of a prior-year loss on the sale of a business at Collins Aerospace Systems (22%).
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Interest expense	$400	$450
Interest income	(20)	(19)
Interest expense, net	$380	$431
Average interest expense rate	3.6%	3.6%
Debt extinguishment costs	$660	$—
Interest expense, net decreased 11% for the quarter ended March 31, 2020. Debt extinguishment costs of $660 million were incurred in the quarter in connection with the early repayment of outstanding principal associated with the Separation Transactions. The Average interest expense rate in the table above excludes these debt extinguishment costs. The average maturity of our long-term debt at March 31, 2020 is approximately 14 years.
Income Taxes

	Quarter Ended March 31,
	2020	2019
Effective tax rate	98.5%	21.8%
As a result of the Separation Transactions and the Raytheon Merger, coupled with the impact of the wide range of uncertainties of the COVID-19 pandemic, rather than applying a forecasted annualized effective tax rate, the Company recorded its first quarter tax expense based upon income and tax items as they occurred in the quarter. The increase in the effective tax rate for the quarter ended March 31, 2020 is primarily the result of tax charges in connection with the Company’s Separation Transactions, including the impairment of deferred tax assets not expected to be utilized.
As shown in the table above, the effective tax rate for the quarter ended March 31, 2020 is 98.5%; the effective income tax rate for the same period, excluding restructuring, and non-operational nonrecurring items is 22.4%. The full year rate is subject to change as guidance and interpretations related to the Tax Cuts and Jobs Act of 2017 (TCJA) continue to be finalized. Additionally, we anticipate variability in the tax rate quarter to quarter from potential discrete items.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2020	2019
Net (loss) income attributable to common shareowners	$(83)	$1,346
Diluted (loss) earnings per share from operations	$(0.10)	$1.56
Net income attributable to common shareowners for the quarter ended March 31, 2020 includes restructuring charges, net of tax benefit, of $14 million, as well as a net charge for significant non-operational and/or nonrecurring items, including the impact of taxes, of $1,614 million primarily reflecting costs associated with the Separation Transactions. The effect of restructuring charges and significant non-operational and/or nonrecurring items was a charge of $1.88 per diluted share for the quarter ended March 31, 2020. The effect of foreign currency translation and Pratt & Whitney Canada hedging generated an unfavorable impact of $0.02 on diluted earnings per share.
Net income attributable to common shareowners for the quarter ended March 31, 2019 includes restructuring charges, net of tax benefit, of $83 million as well as a net charge for significant non-operational and/or nonrecurring items, net of tax, of $218 million. The effect of restructuring charges and significant non-operational and/or nonrecurring items on diluted earnings per share for the quarter ended March 31, 2019 was a charge of $0.35 per share while the effect of foreign currency translation and Pratt & Whitney Canada hedging generated an unfavorable impact of $0.03 per diluted share.

Restructuring Costs

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Restructuring costs	$19	$112
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
2020 Actions. During the quarter ended March 31, 2020, we recorded net pre-tax restructuring charges of $8 million relating to ongoing cost reduction actions initiated in 2020. We expect to incur additional restructuring charges of $9 million to complete these actions. We are targeting to complete in 2020 and 2021 the majority of the actions initiated in 2020. We expect recurring pre-tax savings in continuing operations to increase to approximately $11 million annually over the two-year period subsequent to initiating the actions. Approximately 92% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2020, we had cash outflows of approximately $2 million related to the 2020 actions.
2019 Actions. During the quarters ended March 31, 2020 and 2019, we recorded net pre-tax restructuring charges of $10 million and $73 million, respectively, for actions initiated in 2019. We expect to incur additional restructuring charges of $109 million to complete these actions. We are targeting to complete in 2020 the majority of the remaining workforce and facility related cost reduction actions initiated in 2019. We expect recurring pre-tax savings in continuing operations to increase over the two-year period subsequent to initiating the actions by approximately $223 million annually, of which, approximately $79 million was realized during the quarter ended March 31, 2020. Approximately 84% of the total expected pre-tax charges will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2020, we had cash outflows of approximately $34 million related to the 2019 actions.
In addition, during the quarter ended March 31, 2020, we recorded net pre-tax restructuring costs totaling $1 million for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see Note 9 to the Condensed Consolidated Financial Statements.

Segment Review
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Adjustments to reconcile segment reporting to the consolidated results for the quarters ended March 31, 2020 and 2019 are included in "Eliminations and other", which also includes certain smaller subsidiaries. We attempt to quantify material factors within our discussion of the results of each segment whenever those factors are determinable. However, in some instances, the factors we cite within our segment discussion are based upon input measures or qualitative information that does not lend itself to quantification when discussed in the context of the financial results measured on an output basis and are not, therefore, quantified in the below discussions.
Commercial Businesses
Our commercial businesses generally serve customers in the worldwide commercial and residential property industries, and Carrier also serves customers in the commercial and transport refrigeration industries. Sales in the commercial businesses are influenced by a number of external factors, including fluctuations in residential and commercial construction activity, regulatory changes, interest rates, labor costs, foreign currency exchange rates, customer attrition, raw material and energy costs, credit markets and other global and political factors including the impact of the COVID-19 pandemic. As previously discussed, the COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel and transport restrictions. The extent of the pandemic's impact on our Commercial businesses will depend on a wide range of future developments as previously discussed, all of which are uncertain and cannot be accurately predicted. Carrier's financial performance can also be influenced by production and utilization of transport equipment and, in the case of its residential business, weather conditions. To ensure adequate supply of products in the distribution channel, Carrier customarily offers its customers incentives to purchase products. The principal incentive program provides reimbursements to distributors for offering promotional pricing on Carrier products. We account for incentive payments made as a reduction to sales.
At constant currency and excluding the effect of acquisitions and divestitures, Carrier equipment orders in the quarter ended March 31, 2020 decreased 10% in comparison to the same period of the prior year, driven by decreases in residential HVAC (11%), transport refrigeration (23%), commercial HVAC (8%) and Fire and Security products (5%) equipment orders. At constant currency, Otis new equipment orders in the quarter were consistent with the prior year.
Summary performance for each of the commercial businesses for the quarters ended March 31, 2020 and 2019 was as follows:

	Otis			Carrier
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$2,966	$3,096	(4)%	$3,888	$4,323	(10)%
Cost of Sales	2,069	2,195	(6)%	2,766	3,088	(10)%
	897	901	—%	1,122	1,235	(9)%
Operating Expenses and Other	526	475	11%	759	706	8%
Operating Profits	$371	$426	(13)%	$363	$529	(31)%

Operating Profit Margins	12.5%	13.8%	9.3%	12.2%

Otis –
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(2)%	(2)%	—%	—%	—%
Cost of Sales	(3)%	(2)%	(1)%	—%	—%
Operating Profits	6%	(2)%	—%	4%	(21)%

The organic sales decrease of 2% primarily reflects lower new equipment sales (4%) driven by declines in Asia and the Americas, partially offset by broad-based service sales growth (2%).

The operational profit increase of 6% was driven by:
•favorable price and mix (3%)
•favorable transactional foreign exchange gains from mark-to-market adjustments and embedded foreign currency derivatives within certain new equipment contracts (3%)
The 21% decrease in "Other" primarily reflects an asset impairment (16%) and costs associated with the Company's separation of the Otis business (6%).
Carrier –
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(9)%	(1)%	—%	—%	—%
Cost of Sales	(9)%	(1)%	—%	—%	—%
Operating Profits	(20)%	—%	—%	5%	(16)%
The organic sales decrease of 9% was driven by decreases in HVAC (5%), refrigeration (3%) and fire & security (1%). The decrease includes the unfavorable impact of the COVID-19 pandemic across all Carrier businesses.
Operational profit decreased 20% as the favorable net impact of cost and productivity, including lower commodities and tariffs (8%, combined) was more than offset by lower volume and unfavorable mix, net of favorable price (23%, net). Lower joint venture income (4%), primarily driven by a product issue, also contributed to the decline.
The 16% decrease in "Other" primarily reflects the impairment of an investment (13%) and costs associated with the Company's separation of the Carrier business (3%).

Aerospace Businesses
The aerospace businesses serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), U.S. Government military and space spending, and the general economic health of airline carriers are all barometers for our aerospace businesses. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. As previously discussed, the COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions which have a significant and direct impact on the operational and financial performance of our Aerospace businesses. We have begun to experience issues in our Aerospace businesses related to COVID-19, primarily related to a few facility closures, less than full staffing, and disruptions in supplier deliveries. However, our customers continued to receive our products during the quarter and the outbreak did not have a significant impact on our operating results for the three months ended March 31, 2020. Given the significant reduction in worldwide flights, increased numbers of planes temporarily grounded and continued travel restrictions that have resulted from the pandemic, we expect our future operating results to be significantly impacted beginning in the second quarter of 2020. As of April 14, 2020, the International Air Transport Association had estimated that RPMs for the year ending December 31, 2020 could decline by 48% in comparison to the prior year as a result of the pandemic. The extent of this impact will depend on a wide range of future developments as previously discussed, all of which are uncertain and cannot be accurately predicted.
Our commercial aftermarket businesses continue to evolve as a significant portion of our aerospace businesses' customers are covered under long-term aftermarket service agreements at Pratt & Whitney and Collins Aerospace Systems. These agreements are comprehensive long-term spare part and service agreements with our customers. We expect a continued shift to long-term aftermarket service agreements in lieu of transactional spare part sales as new aerospace products enter our customers' fleets under long-term service agreements and legacy fleets are retired. However, this trend may be impacted by actions taken by customers as a result of the COVID-19 pandemic as described above. For the first three months of 2020, as compared with 2019, total commercial aerospace aftermarket sales increased 3% at Collins Aerospace Systems and 4% at Pratt & Whitney.
Operating profit in the quarter ended March 31, 2020 included net favorable changes in aerospace contract estimates totaling $10 million, reflecting net favorable contract adjustments at Collins Aerospace Systems of $28 million, partially offset by net unfavorable contract adjustments of $18 million at Pratt & Whitney. Operating profit in the quarter ended March 31,

2019 included significant net unfavorable changes in aerospace contract estimates totaling $12 million, primarily reflecting unfavorable net contract adjustments at Pratt & Whitney.
Summary performance for each of the aerospace businesses for the quarters ended March 31, 2020 and 2019 was as follows:

	Pratt & Whitney			Collins Aerospace Systems
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$5,351	$4,817	11%	$6,438	$6,513	(1)%
Cost of Sales	4,393	3,931	12%	4,576	4,830	(5)%
	958	886	8%	1,862	1,683	11%
Operating Expenses and Other	519	453	15%	770	827	(7)%
Operating Profits	$439	$433	1%	$1,092	$856	28%

Operating Profit Margins	8.2%	9.0%	17.0%	13.1%

Pratt & Whitney –
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation*	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	12%	(1)%	—%	—%	—%
Cost of Sales	12%	—%	—%	—%	—%
Operating Profits	8%	(3)%	—%	3%	(7)%
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

The organic sales growth of 12% primarily reflects higher commercial OEM sales (5%), higher military sales (5%), and higher commercial aftermarket sales (2%).

        The operational profit increase of 8% was primarily driven by:
•  higher military margin contribution (13%) driven by the sales increase noted above
•the favorable impact of a customer contract settlement (9%)
•lower research and development costs (9%)
        These increases were partially offset by:
•  higher selling, general and administrative expenses (21%), primarily driven by an increase in estimated credit loss reserves resulting from the impact of the COVID-19 pandemic

The 7% decrease in "Other" primarily reflects the absence of a prior year licensing sale (4%) and the absence of a prior year gain on a divestiture (3%).
Collins Aerospace Systems –
Quarter Ended March 31, 2020 Compared with Quarter Ended March 31, 2019

	Factors Contributing to Total % Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other
Net Sales	(1)%	—%	—%	—%	—%
Cost of Sales	—%	—%	(1)%	(1)%	(3)%
Operating Profits	(5)%	—%	6%	4%	23%

The organic sales decrease of 1% reflects lower commercial aerospace OEM sales (5%) primarily driven by lower sales related to the Boeing 737 Max program (3%). This decline was partially offset by higher military sales (3%), and higher commercial aerospace aftermarket sales (1%).
The decrease in operational profit of 5% primarily reflects:
•lower commercial aerospace margin contribution (15%) driven by lower commercial aerospace OEM sales and charges related to the unfavorable impact of the COVID-19 pandemic, partially offset by the commercial aftermarket sales growth noted above
        This decrease was partially offset by:
•gains on the revaluation of net monetary assets to their functional currencies (3%)
•higher military margin contribution (2%) driven by the sales growth noted above
•lower research and development costs (2%)
•the favorable impact of a contract related matter (2%)
The 23% increase in "Other" primarily reflects the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition (21%), and the absence of a prior year loss on the sale of a business (3%), partially offset by a partial impairment of a tradename primarily resulting from the projected impact of COVID-19 (5%).

Eliminations and other –

	Net Sales		Operating Profits
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Eliminations and other	$(433)	$(384)	$(343)	$(101)
General corporate expenses	—	—	(115)	(98)
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller businesses. The year-over-year increase in sales eliminations for the quarter ended March 31, 2020, as compared to the same periods of 2019, reflects an increase in the amount of inter-segment eliminations, principally between our aerospace businesses. The decrease in operating profits related to Eliminations and other for the quarter ended March 31, 2020 is primarily driven by costs associated with the Separation Transactions as well as costs associated with the Raytheon Merger.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$8,001	$7,378	$6,240
Total debt	46,319	43,648	45,186
Net debt (total debt less cash and cash equivalents)	38,318	36,270	38,946
Total equity	41,935	44,231	41,946
Total capitalization (total debt plus total equity)	88,254	87,879	87,132
Net capitalization (total debt plus total equity less cash and cash equivalents)	80,253	80,501	80,892

Total debt to total capitalization	52%	50%	52%
Net debt to net capitalization	48%	45%	48%
Liquidity and Financial Condition as of March 31, 2020
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In the first quarter of 2020, our cash flows from operations, net of capital expenditures was $249 million. The March 31, 2020 cash flows from operations reflect cash payments associated with the Company's portfolio separation costs of approximately $730 million. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.

At March 31, 2020, we had cash and cash equivalents of $8.0 billion, of which approximately 43% was held by foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings. We have repatriated approximately $1.3 billion of cash for the quarter ended March 31, 2020.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions, divestitures or other legal obligations. As of March 31, 2020 and December 31, 2019, the amount of such restricted cash was approximately $65 million and $42 million, respectively.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates. Our ability to obtain debt financing is partly a function of our existing debt-to-total-capitalization level as well as our credit standing. Our debt-to-total-capitalization of 52% at March 31, 2020 is up 200 basis points from December 31, 2019 and flat compared to March 31, 2019. As of March 31, 2020, these ratios are inclusive of Otis and Carrier cash and debt balances which have been distributed on April 3, 2020 and exclude cash and debt balances of Raytheon Company.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company, Otis and Carrier, entered into, and the Company terminated, a number of credit agreements in the quarter ended March 31, 2020.
As of March 31, 2020, we had credit agreements with various banks permitting aggregate borrowings of up to $4.35 billion, including: a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement, both of which were terminated on April 3, 2020 upon the completion of the Raytheon Merger. On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025.
As of March 31, 2020, our maximum commercial paper borrowing limit was $4.35 billion. There was $500 million of commercial paper borrowings as of March 31, 2020. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. Generally, the need for commercial paper borrowings arises when the use of domestic cash for general corporate purposes exceeds the sum of domestic cash generation and foreign cash repatriated to the U.S.
On March 23, 2020, we entered into a $500 million term loan credit agreement which matures on the earlier of June 18, 2020 and the date that is 30 days after the Raytheon Merger. On March 20, 2020, we entered into a $500 million term loan credit agreement which will mature on June 18, 2020. As of March 31, 2020, we had borrowed $1.0 billion under these term loan credit agreements.
As of March 31, 2020, Carrier entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion pursuant to an unsecured, unsubordinated 5-year revolving credit agreement, maturing on February 10, 2025. This credit agreement became available upon Carrier's separation on April 3, 2020.
As of March 31, 2020, Otis entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $1.5 billion pursuant to an unsecured, unsubordinated 5-year revolving credit agreement, maturing on February 10, 2025. This credit agreement became available upon Otis' separation on April 3, 2020.

On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year loan credit agreement which matures on February 10, 2023. On March 27, 2020 Otis drew on the full amount of the term loan and distributed the full proceeds to Raytheon Technologies in connection with the separation. The borrowings under the term loan agreement are classified as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020.
On February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year loan credit agreement which matures February 10, 2023. On March 27, 2020, Carrier drew on the full amount of the term loan and distributed the full proceeds to Raytheon Technologies in connection with the separation. The borrowings under the term loan agreement is classified as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020.
During the quarter ended March 31, 2020, we had a $2.0 billion revolving credit agreement and a $4.0 billion term loan credit agreement, both of which we entered into on March 15, 2019 and which would have matured on March 15, 2021, or if earlier, the date that is 180 days after the date on which each of the separations of Otis and Carrier have been consummated. As of December 31, 2019, there were borrowings of $2.1 billion under the $4.0 billion term credit agreement, which were repaid during the quarter ended March 31, 2020. As of March 31, 2020, the $2.0 billion revolving credit agreement and the $4.0 billion term loan credit agreement were terminated.

Long-term debt consisted of the following:

(dollars in millions)	March 31, 2020	December 31, 2019
4.875% notes due 2020	$—	$171
4.500% notes due 2020	—	1,250
1.900% notes due 2020	—	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value) [2]	824	831
8.750% notes due 2021	250	250
3.100% notes due 2021 [4]	250	250
3.350% notes due 2021	—	1,000
LIBOR plus 0.650% floating rate notes due 2021 [3]	—	750
1.950% notes due 2021	—	750
1.125% notes due 2021 (€950 million principal value)	—	1,053
2.300% notes due 2022	—	500
2.800% notes due 2022 [4]	1,100	1,100
3.100% notes due 2022	—	2,300
1.923% notes due 2023 [6]	500	—
LIBOR plus 1.125% Term Loan due 2023 (Otis) [6]	1,000	—
LIBOR plus 0.45% floating rates due 2023 [6]	500	—
1.250% notes due 2023 (€750 million principal value)	—	831
LIBOR plus 1.125% Term Loan due 2023 (Carrier) [6]	1,750	—
3.650% notes due 2023 [1]	581	2,250
3.700% notes due 2023 [4]	400	400
2.800% notes due 2024	—	800
3.200% notes due 2024 [4]	950	950
1.150% notes due 2024 (€750 million principal value)	—	831
2.056% notes due 2025 [6]	1,300	—
2.242% notes due 2025 [6]	2,000	—
3.950% notes due 2025 [1]	1,500	1,500
1.875% notes due 2026 (€500 million principal value)	—	554
2.650% notes due 2026 [1]	719	1,150
2.293% notes due 2027 [6]	500	—
2.493% notes due 2027 [6]	1,250	—
3.125% notes due 2027 [1]	1,100	1,100
3.500% notes due 2027 [4]	1,300	1,300
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
4.125% notes due 2028 [1]	3,000	3,000
7.500% notes due 2029 [1]	550	550
2.150% notes due 2030 (€500 million principal value) [1]	549	554
2.565% notes due 2030 [6]	1,500	—
2.722% notes due 2030 [6]	2,000	—
5.400% notes due 2035 [1]	600	600
6.050% notes due 2036 [1]	600	600
6.800% notes due 2036 [1]	134	134
7.000% notes due 2038	159	159

6.125% notes due 2038 [1]	1,000	1,000
4.450% notes due 2038 [1]	750	750
3.112% notes due 2040 [6]	750	—
3.377% notes due 2040 [6]	1,500	—
5.700% notes due 2040 [1]	1,000	1,000
4.500% notes due 2042 [1]	3,500	3,500
4.800% notes due 2043 [4]	400	400
4.150% notes due 2045 [1]	850	850
3.750% notes due 2046 [1]	1,100	1,100
4.050% notes due 2047 [1]	600	600
4.350% notes due 2047 [4]	1,000	1,000
4.625% notes due 2048 [1]	1,750	1,750
3.362% notes due 2050 [6]	750	—
3.577% notes due 2050 [6]	2,000
Project financing obligations [5]	316	309
Other (including finance leases)	268	331
Total principal long-term debt	44,941	41,599
Other (fair market value adjustments, discounts and debt issuance costs)	(347)	(315)
Total long-term debt	44,594	41,284
Less: current portion	1,362	3,496
Long-term debt, net of current portion	$43,232	$37,788

We had no debt issuances in 2019 and had the following issuances of debt during the quarter ended March 31, 2020:

(dollars and Euro in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
February 27, 2020	1.923% notes due 2023 [1]	$500
	Libor plus 0.450% floating rate notes due 2023 [1]	500
	2.056% notes due 2025 [1]	1,300
	2.242% notes due 2025 [1]	2,000
	2.293% notes due 2027 [1]	500
	2.493% notes due 2027 [1]	1,250
	2.565% notes due 2030 [1]	1,500
	2.722% notes due 2030 [1]	2,000
	3.112% notes due 2040 [1]	750
	3.377% notes due 2040 [1]	1,500
	3.362% notes due 2050 [1]	2,000
	3.577% notes due 2050 [1]	750
March 27, 2020	Term Loan due 2023 (Otis) [1]	1,000
	Term Loan due 2023 (Carrier) [1]	1,750
		$17,300
1 The debt issuances and term loan draws reflect additional debt incurred by Otis and Carrier and attributed to those businesses post Separation Transactions. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short term and long term debt in order to achieve the applicable net indebtedness required by the merger agreement with Raytheon.

We had the following repayments of debt during the quarter ended March 31, 2020 and the year-ended December 31, 2019:

(dollars and Euro in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
March 29, 2020	4.500% notes due 2020 [2,3]	$1,250
	1.125% notes due 2021 (€950,000,000 million principal value) [2,3]	1,082
	1.250% notes due 2023 (€750,000,000 million principal value) [2,3]	836
	1.150% notes due 2024 (€750,000,000 million principal value) [2,3]	841
	1.875% notes due 2026 (€500,000,000 million principal value) [2,3]	567
March 3, 2020	1.900% notes due 2020 [2,3]	1,000
	3.350% notes due 2021 [2,3]	1,000
	LIBOR plus 0.650% floating rate notes due 2021 [2,3]	750
	1.950% notes due 2021 [2,3]	750
	2.300% notes due 2022 [2,3]	500
	3.100% notes due 2022 [2,3]	2,300
	2.800% notes due 2024 [2,3]	800
March 2, 2020	4.875% notes due 2020 [2,3]	171
February 28, 2020	3.650% notes due 2023 [2,3]	1,669
	2.650% notes due 2026 [2,3]	431
		$13,947
November 15, 2019	8.875% notes due 2019	$271
November 13, 2019	EURIBOR plus 0.15% floating rate notes due 2019	$831
November 1, 2019	LIBOR plus 0.350% floating rate notes due 2019	$350
	1.500% notes due 2019	$650
July 15, 2019	1.950% notes[1]	$300
	5.250% notes[1]	$300
		$2,702
1 The notes and term loan were acquired in connection with the Rockwell Collins acquisition and have been subsequently repaid.
2 Extinguishment of Raytheon Technologies short term and long term debt in order to achieve the net indebtedness required by the merger agreement with Raytheon
3 In connection with the early repayment of outstanding principal, Raytheon Technologies paid approximately $660 million of debt extinguishment costs.

Liquidity and Financial Condition, Post Separation Transactions, Distributions and Raytheon Merger
As discussed in the “Business Overview section of MD&A,” the COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. In response, we have begun taking actions to preserve capital and protect the long-term needs of our business, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, deferring merit increases, freezing non-essential hiring, repositioning employees to defense work, and furloughing a large percentage of our employees. We will monitor the environment closely and are prepared to take further actions if necessary. Although our business will be significantly impacted, we currently believe we have sufficient liquidity to withstand the potential impacts.
On April 3, 2020, we completed the Separation Transactions, the Distributions and the Raytheon Merger, as described in further detail in the Business Overview. The liquidity of the newly formed Raytheon Technologies Corporation will change substantially from that which was presented as of March 31, 2020 due to the Separation Transactions, the Distributions and the Raytheon Merger.

(dollars in millions)	Raytheon Technologies March 31, 2020	Separation Transactions & Distributions April 3, 2020	Addition of Raytheon Company April, 3 2020	Raytheon Technologies April 3, 2020
Cash and cash equivalents	$8,001	$(2,756)	$3,208	$8,453
Total debt	46,319	(17,606)	4,700	$33,413
Net debt (total debt less cash and cash equivalents)	$38,318	$(14,850)	$1,492	$24,960
After the completion of the transactions, on April 3, 2020, our cash increased to approximately $8.5 billion and our total debt decreased to approximately $33.4 billion, which includes long-term debt of $31.6 billion. The $31.6 billion in long-term debt matures as follows:

(dollars in millions)
2020	$1,824
2021	535
2022	2,200
2023	981
2024	1,250
Thereafter	24,858
Total	$31,648
Post the Separation Transactions, the Distributions and the Raytheon Merger, factors that will affect our overall management of liquidity will continue to be operating cash flows, capital expenditures, customer financing requirements, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. Operating cash flows will continue to be the Raytheon Technologies’ main source of liquidity. Upon the completion of the Raytheon Merger we have over $8.0 billion of cash on hand and access to a $5.0 billion revolving credit agreement. Our current debt maturities are approximately $3.5 billion. Additionally, on May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021. On April 28, 2020, we repaid $500 million borrowed under the term loan credit agreement entered into on March 23, 2020. On May 5, 2020, we repaid $500 million borrowed under the term loan credit agreement entered into on March 20, 2020. We expect to refinance current debt maturities during the second quarter of 2020 to mitigate potential refinancing risks later in the year. We believe that we have access to sufficient sources of liquidity in the near term to meet all of our commitments.
We expect to make total contributions of approximately $275 million to our qualified pension plans in 2020. Contributions to our qualified pension plans in 2020 are expected to meet or exceed the current funding requirements.
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
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities	$661	$1,500
Cash generated from operating activities in the quarter ended March 31, 2020 was $839 million lower than the same period in 2019 primarily driven by the decrease in Net income from operations and working capital. Cash outflows from working capital increased $442 million in the quarter ended March 31, 2020 over the prior period. Factoring activity resulted in an increase of approximately $1.5 billion in cash generated from operating activities for the quarter ended March 31, 2020, as compared to the prior year. This increase was primarily driven by an increase in factoring levels at Pratt & Whitney and Collins Aerospace Systems. Factoring activity does not reflect the factoring of certain receivables performed at customer request for which we are compensated by the customer for the extended collection cycle. Including these receivables, factoring activity resulted in an increase of approximately $532 million in cash generated from operating activities for the quarter ended March 31, 2020, as compared to the prior year.
In the quarter ended March 31, 2020, cash outflows from working capital were $887 million. Inventory increased $707 million driven by an increase at Carrier to support seasonal build, at Pratt & Whitney driven by an increase in production engines across multiple programs, aftermarket services, and disruptions related to COVID-19 and at Collins Aerospace Systems due to disruptions related to COVID-19. Contract assets, current increased $220 million primarily due to work performed in excess of billings at Pratt & Whitney. Other current assets increased $191 million due to increases in prepaid expenses. Accounts payable and other accruals decreased $318 million primarily due to portfolio separation payments, incentive compensation payments, and a reduction in payables at Otis which was partially offset by increases in Accounts payable at Carrier, Pratt & Whitney and Collins Aerospace Systems corresponding to inventory build and timing of disbursements. These outflows were partially offset by increases in Contract liabilities, current of $353 million and decreases in Accounts receivable of $196 million. The increase in Contract liabilities, current is driven by timing of billings at Otis. The decrease in Accounts receivable is primarily driven by Pratt & Whitney due to increased collections and higher factoring activity, partially offset by an increase at Otis due to timing of billing.
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
Total cash contributions to our global defined benefit pension plans during the quarters ended March 31, 2020 and 2019 were approximately $39 million and $32 million, respectively.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows used in investing activities	$(1,283)	$(394)
Cash flows used in investing activities for the quarters ended March 31, 2020 and 2019 primarily reflect capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts. The $889 million increase in cash flows used in investing activities in the quarter ended March 31, 2020 compared to March 31, 2019 primarily relates to an increase in payments resulting from settlements of derivative contracts of $731 million, and the absence of small divestitures of $133 million.
Capital expenditures for the quarter ended March 31, 2020 of $412 million primarily relate to several projects at Collins Aerospace Systems and investments in production and aftermarket capacity at Pratt & Whitney.
Cash investments in businesses in the quarter ended March 31, 2020 of $5 million. There were no dispositions of businesses in the quarter ended March 31, 2020.
Customer financing activities in the quarter ended March 31, 2020 were a net use of cash of $88 million, primarily driven by additional Geared Turbofan engines to support customer fleets. We had commercial aerospace financing and other contractual commitments of approximately $14.8 billion at March 31, 2020 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.2 billion may be required to be disbursed during the remainder of 2020. We had commercial aerospace financing and other contractual commitments of approximately $15.0 billion at December 31, 2019.
During the quarter ended March 31, 2020, our collaboration intangible assets increased by approximately $78 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce's collaboration interest in IAE.
As discussed in Note 10 to the Condensed Consolidated Financial Statements, we enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash outflow of approximately $639 million during the quarter ended March 31, 2020 compared to a net cash inflow of $92 million during the quarter ended March 31, 2019.

Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) financing activities	$1,362	$(1,077)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases. Financing activities was a cash inflow of $1.4 billion in the quarter ended March 31, 2020 compared to a cash outflow of $1.1 billion in the quarter ended March 31, 2019. The increase in cash provided by financing activities from the prior year of $2.4 billion is driven by an increase in debt issuances of $17.2 billion, partially offset by increases in debt repayments of $13.8 billion, debt extinguishment cost payments of $0.7 billion, and an increase in short term borrowing repayments of $0.3 billion. The debt issuances as of March 31, 2020 reflect additional debt incurred by Otis and Carrier of approximately $6 billion and $11 billion, respectively. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to achieve the applicable net indebtedness required by the merger agreement with Raytheon.
Commercial paper borrowings and revolving credit facilities provide short-term liquidity to supplement operating cash flows and are used for general corporate purposes, including the funding of potential acquisitions and repurchases of our stock. We had approximately $500 million of outstanding commercial paper at March 31, 2020.
At March 31, 2020, management had remaining authority to repurchase approximately $1.8 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. We made cash payments of approximately $47 million to repurchase approximately 330 thousand shares of our common stock for our employee stock ownership plan during the quarter ended March 31, 2020.
We paid dividends on common stock of $0.735 per share, totaling approximately $614 million in the aggregate for the quarter ended March 31, 2020. On April 27, 2020, the Board of Directors declared a dividend of $0.475 per share payable June 18, 2020 to shareowners of record at the close of business on May 15, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations
In our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of March 31, 2020, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have evaluated our exposure to changes in foreign currency exchange rates, interest rates and commodity prices in our market risk sensitive instruments, which are primarily cash, debt, and derivative instruments, using a value at risk analysis. Based on a 95% confidence level and a one-day holding period, at March 31, 2020, the potential loss in fair value on our market risk sensitive instruments was $1.1 billion. Our calculated value at risk exposure represents an estimate of reasonably possible net losses based on volatilities and correlations and is not necessarily indicative of actual results.

The significant change in our exposure to market risk during the quarter ended March 31, 2020 is attributable to the negative effects of COVID-19 on the U.S. and global economy, disrupted supply chains and financial markets. As discussed in Liquidity, we currently believe we have sufficient liquidity to withstand the potential impact of COVID-19. In addition, the completion of the Separation Transactions, the Distributions and the Raytheon Merger have resulted in a diversified portfolio of both aerospace and defense businesses which allows us to better balance risks across the portfolio.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President & Chief Financial Officer (CFO) and the Corporate Vice President, Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates, R&D spend, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits to RTC of United Technologies Corporation’s (“UTC”) Rockwell Collins acquisition, the merger between UTC and Raytheon Company (“Raytheon”, and such merger, the “merger”) or the spin-offs by UTC of Otis Worldwide Corporation and Carrier Global Corporation into separate independent companies (the “separation transactions”), including estimated synergies and customer cost savings resulting from the Raytheon Merger and the separation transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:

•the effect of economic conditions in the industries and markets in which RTC operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction and in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, and the impact of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand and distribution capabilities as the COVID-19 outbreak continues and results in an increasingly prolonged period of disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
•challenges in the development, production, delivery, support, performance and realization of the anticipated benefits (including our expected returns under customer contracts) of advanced technologies and new products and services;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things the integration of UTC’s and Raytheon’s businesses or the integration of RTC with other businesses and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses;
•RTC’s levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;
•the timing and scope of future repurchases by RTC of its common stock, which may be suspended at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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

•the effect of changes in political conditions in the U.S. and other countries in which RTC and its businesses operate, including the effect of changes in U.S. trade policies or the U.K.’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•the effect of changes in tax (including U.S. tax reform enacted on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act of 2017), environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which RTC and its businesses operate;
•the possibility that the anticipated benefits from the combination of UTC’s and Raytheon’s businesses (including ongoing integration activities from historic UTC and Raytheon acquisitions prior to the merger) cannot be realized in full or at all or may take longer to realize than expected, or the possibility that costs or difficulties related to the integration of UTC’s businesses with Raytheon’s will be greater than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;
•the ability of RTC to retain and hire key personnel and the ability of our personnel to continue to operate our facilities and businesses around the world in light of, among other factors, the COVID-19 outbreak;
•the expected benefits to RTC of the separation transactions;
•the intended qualification of (i) the Raytheon Merger as a tax-free reorganization and (ii) the separation transactions as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes; and
•the risk that dis-synergy costs incurred in connection with the separation transactions will exceed legacy UTC’s or legacy Raytheon’s estimates.

In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the "Notes to Condensed Consolidated Financial Statements" under the heading "Note 16: Contingent Liabilities," the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Business Overview," "Critical Accounting Estimates," "Results of Operations," and "Liquidity and Financial Condition," and the sections titled "Legal Proceedings" and "Risk Factors" in this Form 10-Q and in our 2019 Annual Report and 2019 Form 10-K. Additional important information as to these factors is included in our 2019 Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Restructuring Costs," "Environmental Matters" and "Governmental Matters", in our 2019 Form 10-K in the "Business" section under the headings "General," "Description of Business by Segment" and "Other Matters Relating to Our Business as a Whole" and in our Form S-4 Registration Statements (Registration No. 333-220883) and (Registrations No. 333-232696) under the heading "Risk Factors". The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Note 16: Contingent Liabilities, for discussion regarding material legal proceedings.

Thales-Raytheon Systems Matter
As previously disclosed in Raytheon Company’s Form 10-K for the year ended December 31, 2019, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Thales-Raytheon Systems (TRS), Raytheon or anyone acting on their behalf in connection with TRS or Raytheon contracts in certain Middle East countries since 2014. In the first quarter of 2020, the Department of Justice (DOJ) advised Raytheon it had opened a parallel investigation. Raytheon maintains a rigorous anti-corruption compliance program, is cooperating fully with the SEC’s inquiry, and is examining whether there has been any conduct that is in violation of Raytheon policy. At this point there is no ability to predict the outcome of the SEC’s or DOJ’s inquiry. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity. This matter became applicable to Raytheon Technologies following the April 3, 2020 Raytheon Merger.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, "Legal Proceedings," of our 2019 Form 10-K.

Item 1A. Risk Factors

Risk Factors

The Company is restating its Risk Factors for the purpose of addressing risks related to the Company following the completion of the Separation Transactions and the Raytheon Merger and the COVID-19 pandemic.

Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our Business May be Adversely Affected by Changes in Global Economic, Capital Market and Political Conditions.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, commodity prices, exchange rates, levels of government spending and deficits, the threat environment, trade policies, political conditions, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. Tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services, and could impact the ability of our customers to make payments. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical risks, including changes in the threat environment and political conditions, could affect government priorities, budgets and policies, which could impact sales of defense and other products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, the financial strength of airlines and business jet operators, and government procurement.

COVID-19 Has Affected and Will Continue to Affect our Business, Supply Chains, Operations and the Industries in which We Operate.
The COVID-19 pandemic has significantly increased global economic and demand uncertainty. Public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted the Company’s business, operations and the industries in which we operate. The disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, attributable to the COVID-19 pandemic has negatively impacted the global supply, demand and distribution capabilities of the aerospace and commercial airlines industries. In particular, the decrease in air travel resulting from the COVID-19 pandemic has resulted in the loss of business and leisure passenger traffic and is adversely affecting our airline and airframer customers, and their demand for our products and services. Aircraft manufacturers are reducing production rates due to fewer expected aircraft deliveries and, as a result, demand for our products in the original equipment manufacturer market has decreased. In addition, significant declines in aircraft flight hours are resulting in reduced demand for our aftermarket parts and services. COVID-19 may also limit the ability of our customers generally to perform, including in making timely payment to us.
In addition, we provide aircraft financing commitments, in the form of debt or lease financing, to commercial aerospace customers. COVID-19 may increase the need for these customers to utilize these financing commitments due to its adverse impact on their businesses or their inability to obtain more favorable terms from other financing sources. If financing commitments are exercised, the Company will need to divert cash to satisfy them, and these customers may be unable to make payments.
The COVID-19 pandemic has impacted, and will continue to impact, the Company’s supply chains, including the ability of suppliers and vendors to provide their products and services to the Company. At this time, some of our suppliers have reduced or ceased operations as a result of COVID-19. This supply chain impact could also contribute to performance delays on our customer obligations and increase our costs.
We are facing increased operational challenges from the need to protect employee health and safety, workplace disruptions, and restrictions on the movement of people and goods, at our own facilities and at customers and suppliers. In addition, continued reduced operations and business disruption – including if significant portions of our workforce or our suppliers’ workforces are unable to work effectively due to facilities closures, illness, quarantines, government actions or other restrictions – could hinder or delay our production capabilities generally, and otherwise impede our ability to perform on our obligations to our customers, and may also result in increased costs to us. The continued spread of COVID-19 may also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. Any costs associated with COVID-19 may not be fully recoverable or adequately covered by insurance.
The COVID-19 pandemic also may materially impact U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, the allocation of funds to governmental responses to COVID-19, a failure to complete the government budget process resulting in a Continuing Resolution (CR) or a government shutdown, or otherwise, and uncertain funding of programs. COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, and creating volatility and unpredictability in financial and capital markets, foreign currency exchange rates, and interest rates. These impacts and the resulting volatility and disruption to the global capital markets may increase the cost of capital and may adversely impact access to capital for the Company and our suppliers and customers including heightened counter party risks associated with foreign exchange hedging transactions, interest rate swaps, solvency of revolving credit facility banks and the ability to raise capital both short-term and long-term.
Any of these factors, depending on the severity and duration of the outbreak and its effects, could have a material adverse effect on our business, results of operations, financial condition and cash flows. The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent of such impact depends on future developments, which are highly uncertain and cannot be predicted in the short- or long-term, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in travel patterns and work environments) among others.

Changes in U.S. Government Defense Spending Could Negatively Impact our Financial Position, Results of Operations, Liquidity and Overall Business.
U.S. government sales constitute a significant portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with the U.S. Intelligence Community and other departments and agencies. Changes in U.S. government defense spending could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In previous years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and CRs providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

We Face Risks Relating to Our U.S. Government Contracts and the Mix of our U.S. Government Contracts and Programs that Could Negatively Impact our Financial Condition, Results of Operations, Liquidity and Overall Business.
The termination of one or more of our contracts, or the occurrence of performance delays, cost overruns, product failures, materials or components shortages, or contract definitization delays, could negatively impact our results of operations, financial condition and liquidity.
U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for work accepted by the U.S. government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. In addition, we are a subcontractor and not the prime contractor on some contracts. In these arrangements, the U.S. government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor. Further, we can give no assurance that we would be awarded new U.S. government contracts to offset the revenues lost as a result of the termination of any of our contracts.
In addition, because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriation bills may be delayed, which may result in delays to funding, the collection of receivables and our contract performance due to lack of authorized funds to procure related products and services. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements, but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced or delayed, the U.S. government may terminate for convenience our contract or subcontract under that program.
Our U.S. government contracts typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven and in some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns or product failures, and could divert our attention or resources from other projects. Our failure to execute effectively on our development programs could impact our future sales opportunities. Additionally, in order to win certain U.S. government contracts, we may be required to invest in development prior to award as our customers demand more mature and proven solutions. These additional investment amounts may not be worthwhile if we are not chosen for new contract awards.
Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. If we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. While contracts for development programs with complex design and technical challenges are typically cost reimbursable, they can be FFP or FPI. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated.
Over the past several years, the DoD has increased its use of Other Transaction Authority (OTA) contracts, under which it awards research and development work without all of the procurement requirements that typically apply to DoD contracts, including justification of sole source awards. For example, we were awarded an OTA contract for the Lower Tier Air and Missile Defense Sensor (LTAMDS) in late 2019. OTAs may use fixed-price contracts during all phases of the contract, or mandated contract cost sharing (e.g., one-third of program costs). They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoD contracts. If we are unable to perform on our OTA contracts, including any applicable non-traditional requirements, it could negatively impact our results of operations, financial condition and liquidity.
From time to time, we may begin performance under an undefinitized contract award with a not-to-exceed price prior to completing contract negotiations in order to support U.S. government priorities. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization, may negatively affect our profitability.
In addition, as discussed more fully below, our U.S. government contracts also require us to comply with extensive and evolving procurement rules and regulations and subject us to potential U.S. government audits, investigations, and disputes.
We are also involved in programs that are classified by the U.S. government, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

Our International Operations Subject Us to Economic Risk As Our Results of Operations and Liquidity May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions, Political Factors, Trade Policies, and Changes in Local Government Regulation.
We conduct our business on a global basis, with a significant portion of sales derived from international operations, including U.S. export sales. Changes in local and regional economic conditions, including fluctuations in exchange rates, may affect product demand and reported profits in our non-U.S. operations where transactions may be denominated in local currencies. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products. As a result, our operating margins also may be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross-border transactions. Our financial statements are denominated in U.S. Dollars. Accordingly, fluctuations in exchange rates may also give rise to translation gains or losses when financial statements of non-U.S. operating units are translated into U.S. Dollars. A strengthening of the U.S. Dollar against other major foreign currencies could adversely affect our results of operations.
In our commercial aerospace businesses, the majority of our sales are, consistent with established industry practice, transacted in U.S. Dollars, while the majority of costs at locations outside the U.S. are incurred in the applicable local currency (principally the Euro, the Canadian Dollar, the British Pound, and the Polish Zloty). For operating units with U.S. Dollar sales and local currency costs, there is foreign currency exposure that could impact our results of operations depending on market changes in the exchange rate of the U.S. Dollar against the applicable foreign currencies. In particular, Pratt & Whitney Canada is especially susceptible to fluctuations in exchange rates for this reason. To manage certain exposures, we employ long-term hedging strategies associated with U.S. Dollar sales.
Our international sales and operations are subject to risks associated with local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including in connection with the United Kingdom's withdrawal from the European Union, could negatively impact our business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on our results of operations.
Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to regional and local political and economic factors, including volatility in energy prices, changes in threat environments and geopolitical uncertainties, and changes in U.S. foreign policy. International transactions may involve increased financial and legal risks due to differing legal systems and customs and contract laws and regulations, and include contractual terms that differ from those of similar contracts in the U.S. or that may be interpreted differently in foreign countries.
In addition, as discussed more fully below, our international sales also require us to comply with U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), the Foreign Corrupt Practices Act (FCPA), and other anti-corruption, sanctions, and export laws and regulations.
In addition, we conduct business in certain countries primarily for our commercial aerospace businesses including Argentina, Brazil, China, India, Indonesia, Mexico, Poland, Russia, South Africa, Turkey, Ukraine and countries in the Middle East and Central Asia, that carry high levels of currency, political, compliance and economic risk. We expect that sales to these and other emerging markets will continue to account for a significant portion of our commercial aerospace sales in the long term as our businesses evolve and as these and other developing nations and regions around the world increase their demand for our products, particularly our aerospace products. Emerging market operations can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, the imposition of exchange and capital controls, and the risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Of note, in 2019 the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply components, some of which are sole-sourced, to our aerospace businesses for commercial and military engines and aerospace products, as well as to our defense businesses. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition.
Our international business faces substantial competition from both U.S. companies and foreign companies. In some instances, foreign companies may be owned by foreign governments or may receive loans, marketing subsidies and other assistance from their governments that may not be available to U.S. companies or our foreign subsidiaries. In addition, foreign companies may be subject to fewer restrictions on technology transfer than U.S. companies.
Our international contracts, particularly for sales of defense products and services, may include industrial cooperation agreements requiring specific local purchases, manufacturing agreements, technology transfer agreements or financial support obligations, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements. Approvals of offset or ICIP thresholds and requirements may be subjective and time-consuming and may delay contract awards. Offset requirements may, in certain countries, include the creation of a joint venture with a local company that may control the venture. In addition, certain customers’ demands are increasing for greater offset or ICIP commitment levels, higher-value content, including the transfer of technologies and capabilities, and local production and economic development.
We also are exposed to risks associated with using third-party foreign representatives and consultants for international sales, and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of the above factors, we could experience financial penalties and award and funding delays on international programs, our profitability on these programs could be negatively affected, and we could incur losses on these programs that could negatively impact our results of operations, financial condition and liquidity.

Our Financial Performance Is Dependent on the Condition of the Aerospace Industry.
Our aerospace businesses constitute a substantial portion of our financial results, and the performance of those businesses is directly tied to the economic conditions in the commercial aerospace industry, which is cyclical in nature. Capital spending and demand for aircraft engines, aerospace products and component aftermarket parts and services by commercial airlines, aircraft operators and aircraft manufacturers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline profits, airline consolidation, bankruptcies, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, corporate profitability, cost reduction efforts and remaining performance obligations levels. In particular, tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services, and could impact the ability of our customers to make payments. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Any of these factors could reduce the sales and margins of our aerospace businesses. Other factors, including future terrorist actions, aviation safety concerns, pandemic health issues or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact the sales and margins of our aerospace businesses. For example, the COVID-19 pandemic has impacted, and continues to impact, our business, as described above.
Additionally, because a substantial portion of product deliveries to commercial aerospace customers is scheduled for delivery beyond 2020, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price or cost-share development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment and spare parts. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation industry could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.
Our reliance on U.S. and non-U.S. suppliers (including third-party manufacturing suppliers, subcontractors and service providers) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials and services. In many instances, we depend upon a single source of supply, manufacturing, services support or assembly, or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Our defense businesses are subject to specific procurement requirements that limit the types of materials they use, which may further limit the suppliers and subcontractors they may utilize. They also must require suppliers to comply with various DoD cybersecurity requirements. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, supplier quality issues, closing, bankruptcy or financial difficulties of our suppliers, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disaster, health pandemic or other business continuity events, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For example, the COVID-19 pandemic has impacted, and continues to impact, our supply chain, as described above.

We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated; Competition within Our Markets May Reduce Our Revenues and Market Share and Limit Our Future Market Opportunities.
We seek to achieve growth through the design, development, production, sale and support of innovative commercial aerospace and defense systems and products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services.
Of particular note, Pratt & Whitney is currently producing and delivering the PW1000G Geared Turbofan engine to power various aircraft, including the A320neo family of aircraft. The level of orders received for the Geared Turbofan family of engines, coupled with a requirement to achieve mature production levels in a very short time frame, require significant additional manufacturing and supply chain capacity. If any of our production ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, and/or if we identify or experience issues with in-service engines, we may not meet customers’ delivery schedules, which could result in material additional costs, including liquidated damages or other liabilities that could be assessed under existing contracts.
Our defense businesses currently have significant development programs in key technological areas on which the U.S. government is focusing, such as interceptors, space-based sensors, high-energy lasers, hypersonics, counter-hypersonics and advanced propulsion systems.
Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends in our target end-markets; validation of innovative technologies; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture or that incorporate technologies we develop. For example, our customers manufacture end products and larger aerospace systems that incorporate certain of our aerospace products. These systems and end products may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and market acceptance of these larger systems and end products could affect the level of customer interest in and acceptance of our products in the marketplace.
Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components, and other products currently in development, pending required certifications or after entry into service.
We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing, marketing and servicing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer-directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if these targets are not achieved when required. Moreover, in certain cases for DoD awards, we have seen highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work. In addition, bid protests from unsuccessful bidders on new program awards are frequent. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract.
Furthermore, our competitors, including our customers, may develop competing technologies which gain market acceptance in advance of or instead of our products. The possibility also exists that our competitors or customers might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete. In addition, the possibility exists that competitors or customers will develop aftermarket services and aftermarket parts for our products that attract customers and adversely impact our return on investment on new products. We also anticipate companies continuing to enhance their competitive position against our defense businesses as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors in our core markets, we may experience declines in revenues and market share.
Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Exports and Imports of Certain of Our Products Are Subject to Various Export Control, Sanctions and Import Regulations and May Require Authorization From the U.S. Department of State, the U.S. Department of Commerce, the U.S. Department of the Treasury, the U.S. Department of Homeland Security, the U.S. Department of Justice or Regulatory Agencies of Other Countries.
We must comply with various laws and regulations relating to the export and import of products, services and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice. Certain of our products, services and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR and the Commerce Control List of the EAR or are otherwise subject to the EAR, or on the U.S. Munitions Import List and we are required to obtain licenses and authorizations from the cognizant U.S. government agencies before selling these products outside of the U.S. or importing these products into the U.S. U.S. foreign policy may affect the licensing processor or otherwise prevent us from engaging in business dealings with certain individuals, entities or countries. Any failure by us, our customers or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to export or import our products, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions or import regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis or at all is subject to risks and uncertainties, including changing U.S. government policies or laws or delays in Congressional action due to geopolitical and other factors. Some of our direct commercial sale contracts with international customers have requirements relating to these licenses and authorizations and may permit the customer to terminate the contract if we fail to receive these approvals in a timely manner. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be reversed, prevented or delayed. We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals had been delayed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

As a U.S. Government Contractor, We are Subject to Risks Relating to U.S. Government Audits, Investigations, and Disputes.
We are subject to U.S. government investigations relating to our U.S. government contracts. Such U.S. government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental or export laws, as further described below), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated.
Further, our U.S. government contracts are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, also have future impacts such as increasing the costs absorbed by our commercial engine businesses. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. We may be, and have been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in our favor, any such payments will be returned to us with interest. The Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA) also review the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government, including DCMA claims against Pratt & Whitney to recover payments for alleged noncompliance with cost accounting standards. In some cases, the DOJ has convened grand juries to investigate possible irregularities in our costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our financial position, results of operations and liquidity.

We Are Subject to Litigation, Environmental, Product Safety, Anti-Corruption and Other Legal and Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, competition laws and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures, including increased energy and raw materials costs. Climate-related events also could disrupt our businesses and require us to incur additional costs.

We use hazardous substances and generate hazardous wastes in our operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damage that may be caused by hazardous substance releases and exposures. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees, third-parties' employees or residents in the area, and environmental damage or diminution of real estate values. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have in the past been named as a defendant in related “toxic tort” claims. We are also subject to laws and regulations that: (1) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases, and/or reduce the risks of injury to people. We incur, and expect to continue to incur, capital and other expenditures to comply with these laws and regulations. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment or disqualification by the U.S. Environmental Protection Agency (EPA). A facility determined to be in violation of the criminal provisions of these statutes can be prohibited from performing any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations. In addition, new laws, regulations, or governmental policies, sudden changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur additional costs in the future that would have a negative effect on our results of operations, financial condition and liquidity.
Product recalls and product liability claims (including claims related to the safety or reliability of our products) also can result in significant costs, including fines, as well as negative publicity, management distraction and damage to our reputation that could reduce demand for our products and services.
In addition, the FCPA and other anti-bribery and -corruption laws generally prohibit companies and their intermediaries from making improper payments to U.S. and non-U.S. officials for the purpose of obtaining or retaining business. These laws apply to companies, individual directors, officers, employees and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and other anti-bribery and -corruption laws, including the anti-bribery and -corruption laws of non-U.S. countries. Our policies mandate compliance with these anti-bribery and -corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. We have been subject to regulatory investigations for alleged violations of anti-bribery laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

Our Business and Financial Performance May Be Adversely Affected By Cyber-attacks on Information Technology Infrastructure and Products
Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyber-attacks on or failures of such infrastructure or compromises to its physical security. We also encounter attempts to infiltrate our products and services and sabotage or disable their use by our customers.
Cybersecurity threats are evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. Cybersecurity threats also include attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities or infrastructure, and insider threat attacks. Such attacks could disrupt our systems or those of third parties (including mission critical systems), impact business operations, result in unauthorized release of confidential or otherwise protected information, and corrupt our data or that of third parties.

We have experienced cyber-based attacks, and due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to prevent cyber attacks, that potential vulnerabilities could go undetected for an extended period, that we may be unsuccessful in defending an attack against those vulnerabilities, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In addition, some products and services that we provide to customers, particularly those related to public security, may raise potential liabilities related to privacy and intellectual property. In some cases we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Some of these risks may be heightened due to the Company and its suppliers and other third parties operating with a significant number of employees working remotely. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.

Our Business and Financial Performance May Be Adversely Affected By Threats to Our Physical Security and Other Events Outside Our Control
We could encounter threats to our physical security, including our facilities and personnel, and threats from terrorism or similar acts, any of which could disrupt our business. In addition, our business, and the businesses of our suppliers, subcontractors and service providers and customers, could be disrupted by public health crises, such as pandemics and epidemics, damaging weather or other acts of nature, or other events outside of our control. Our business may also be impacted by cyber-attacks on IT infrastructure and products, as discussed above. In addition, our business has been, and continues to be, impacted by the COVID-19 pandemic, as discussed above. Any such business disruption could subject us to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, financial losses from remedial actions, the diversion of management’s attention and resources, or loss of business, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The impact of any such business disruption is difficult to predict.

We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, IT security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. The U.S. government and foreign governments have licenses under certain of our intellectual property, including certain patents, which are developed or used in performance of government contracts. Governments may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. Governments may challenge the sufficiency of intellectual property rights we have granted in government contracts and attempt to obtain greater rights, which could reduce our ability to protect our intellectual property rights and to compete. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation or circumvention by third parties. In addition, we may not be able to obtain necessary licenses on commercially reasonable terms. In other instances, our ability to procure and perform government contracts requires us to obtain certain rights in the intellectual property of others through government grants. Governments may deny us the right to obtain such rights in the intellectual property of others, which may affect our ability to perform government contracts.
Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs, or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We Depend On the Recruitment and Retention of Qualified Personnel, and Our Failure to Attract, Train and Retain Such Personnel and to Maintain our Corporate Culture and High Ethical Standards Could Seriously Harm Our Business.
Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, the development of additional management personnel, and the hiring of new qualified technical, manufacturing, marketing, sales and management personnel for our operations. Our expanded defense business increases the need for qualified personnel. Competition for personnel is intense and we may not be successful in attracting, training or retaining qualified personnel with the requisite skills or security clearances. In addition, certain personnel may be required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. Further, a significant percentage of our current workforce is nearing or eligible for retirement. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. We face competition in attracting new qualified personnel, particularly in low unemployment environments. In addition, new qualified personnel may have different expectations from our current workforce, which could result in difficulties attracting and retaining new employees. Loss of key employees, failure to attract new qualified employees or adequately train them, delays in receiving required security clearances, or delays in hiring key personnel could seriously harm our business.
We believe that a critical element of our ability to successfully attract, train and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration and a focus on execution, all in an environment of high ethical standards. Our global operations may present challenges in maintaining these important aspects of our corporate culture. Any failure to maintain our corporate culture could negatively impact our ability to attract, train and retain essential qualified personnel who are vital to our business. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards. To the extent any of our leaders were to behave in a way that is inconsistent with our values, we could experience a materially adverse impact to our reputation and our operating results.

We Use Estimates in Accounting For Many of Our Programs, and Changes in our Estimates Could Adversely Affect Our Future Financial Results.
Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the size and long-term nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (such as estimates of variable consideration, including award fees and penalties), including with respect to: (1) labor productivity and availability; (2) the complexity and scope of the work to be performed; (3) the availability and cost of materials; (4) the length of time to complete the performance obligation; (5) execution by our subcontractors; (6) the availability and timing of funding from our customer; (7) overhead cost rates; (8) estimated aircraft and engine utilization; and (9) estimated part lives, among other variables. Because of the significance of management’s judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term return on plan assets (ROA), as well as our actual investment returns on our pension plan assets and other actuarial factors, could affect our earnings, equity and pension contributions in future periods.
We must determine our pension and other postretirement benefit (PRB) plans’ expense or income, which involves significant judgment particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. The discount rate assumption is set annually and we determine on an annual basis whether it is appropriate to change our long-term ROA assumption. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative, and/or demographic experience or circumstances. Changes in our assumptions could result in negative changes to our pension and PRB plans’ expense and funded status, and our cash contributions to such plans, which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and PRB plans’ expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and various international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various tax authorities. In addition to ongoing examinations, there could be additional examinations launched in the future by governmental authorities in various jurisdictions, and existing examinations could be expanded. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could impact our tax liabilities and affect our income tax expense and profitability. The global and diverse nature of our operations means that these risks will continue to exist and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and other contingencies that cannot be predicted with certainty.

Goodwill and Other Intangible Assets Represent a Significant Portion of Our Assets, and Any Impairment of These Assets Could Negatively Impact Our Results of Operations and Financial Condition.
A significant portion of our assets consists of goodwill and other intangible assets, including amounts added subsequent to the Raytheon Merger. Our goodwill is subject to an impairment test annually and is also tested whenever events and circumstances indicate that goodwill may be impaired. In the event of an impairment any excess goodwill must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill and intangible assets based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets and trigger an impairment evaluation. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

We Face Certain Significant Risk Exposures and Potential Liabilities That May Not Be Adequately Covered By Indemnity or Insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced aerospace, defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and we may obtain limitations of liability and additional defenses for various reasons including the qualification of our products and services by the Department of Homeland Security (DHS) under the SAFETY Act provisions of the Homeland Security Act of 2002. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which would negatively impact our results of operations, financial condition and liquidity. Any accident, failure of, or defect in our products and services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It could also affect the cost and availability of insurance in the future.

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

We May Be Unable to Successfully Integrate the Legacy Businesses of UTC and Raytheon and Realize the Anticipated Benefits of the Raytheon Merger.
The success of the Raytheon Merger will depend, in part, on our ability to successfully combine and integrate UTC’s and Raytheon’s legacy businesses, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities (including technology-driven revenue synergies) and operational efficiencies from the Raytheon Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in orders by, customers. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Company common stock may decline. We may fail to realize some or all of the anticipated benefits of the Raytheon Merger if the integration process takes longer than expected or is more costly than expected.
The integration of the two companies may result in material challenges, including, without limitation:
•managing a larger, more complex combined aerospace and defense business;
•maintaining employee morale, retaining key management and other employees, and managing corporate culture;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Raytheon Merger, and attracting new business and operational relationships;
•the diversion of management’s attention as a result of devoting attention to matters relating to the Raytheon Merger and/or the Separation and the Distributions following their consummation;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with the Raytheon Merger.

Many of these factors will be outside of our control and may be exacerbated by the COVID-19 pandemic and public and private sector responses thereto, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, reduced expected cash generation, and diversion of management’s time and energy, which could materially affect our financial condition, results of operations and cash flows.
In addition, though we have completed the Separation Transactions and Distributions, we are subject to transition services arrangements under which we provide certain services to each of Otis and Carrier on a short-term, transitional basis. Providing these transition services is an additional burden on our personnel and management and may require significant amounts of their time, attention and resources, which could adversely affect our business, financial results and results of operations during this critical period of our integration.
Moreover, conditions imposed on us in connection with the regulatory approvals for the Raytheon Merger, including the divestiture of certain businesses of UTC and Raytheon and potential transition services arrangements to be entered into in connection with such divestitures, could adversely affect the Company and/or the expected benefits of the Raytheon Merger. In particular, such divestitures may divert the attention of our management and/or may not be consummated or effected to the satisfaction of regulatory authorities, which may impose additional conditions and costs on us in connection with the Raytheon Merger.
In addition, we must continue to manage the integration of other companies, assets and businesses, including the integration of Rockwell Collins, which UTC acquired on November 26, 2018. These ongoing integrations by each of UTC and Raytheon may increase the complexity of, and challenges associated with, the integration of UTC’s and Raytheon’s legacy businesses, which may make it more difficult for us to achieve the anticipated benefits of the Raytheon Merger fully or at all, or within the anticipated time frame.
The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all. Managing our significantly expanded commercial aerospace and defense businesses and operations will be a challenge for our employees because of, among other reasons, increased complexity of our operations and scale. We may also face increased scrutiny from governmental authorities and other third parties as a result of our increased size. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of integration expenses. Moreover, many of the expenses that may be incurred are, by their nature, difficult to estimate accurately. These expenses could exceed benefits expected to be realized in connection with the Raytheon Merger.

We May Not Be Able to Engage in Desirable Capital-Raising or Strategic Transactions.
Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the parent corporation. To preserve the tax-free treatment of the Distributions, we may be limited in our ability to pursue certain equity issuances, strategic transactions, repurchases, or other transactions (including the certain dispositions of assets) that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.

If Either Distribution, Together with Certain Related Transactions, Were to Fail to Qualify as a Transaction that is Generally Tax-Free, Including as a Result of Subsequent Acquisitions of Our Stock (Including Pursuant to the Raytheon Merger) or the Stock of Carrier or Otis, We Could Be Subject to Significant Tax Liabilities.
We received (1) a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the Separation Transactions and Distributions and (2) an opinion of outside counsel regarding the qualification of certain elements of the Distributions under Section 355 of the Code. Although we intend for the Distributions generally to be tax-free for U.S. federal income tax purposes, there can be no assurance that they will so qualify. Even if the Distributions were to otherwise qualify as tax-free transactions under Sections 355 and 368(a)(1)(D) of the Code, either Distribution or both Distributions may result in taxable gain to us (but not our stockholders) under Section 355(e) of the Code if such Distribution(s) were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in shares of Carrier, Otis, or us, as applicable. If the IRS were to determine that any post-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan (when aggregated with any pre-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan) would represent a 50% or greater interest in shares of Carrier, Otis, or us, as applicable, such determination could result in significant tax liabilities to us. For purposes of this test, even if the Raytheon Merger were treated as part of such plan, it did not result in an acquisition of a 50% or greater interest in our shares pursuant to a plan. Any such tax liabilities imposed on us may adversely affect an investment in us.
In addition, with respect to certain Separation Transactions, we obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such Separation Transactions. Notwithstanding the receipt of such tax rulings and opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant Separation Transactions differs from the conclusions reached therein. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant Separation Transaction, we could be subject to significant tax liabilities, which may adversely affect an investment in us.
Under the tax matters agreement that we entered into with Otis and Carrier in connection with the Separation Transactions and Distributions, each of Otis and Carrier generally is required to indemnify us for any taxes we incur resulting from the Separation Transactions and/or the Distributions to the extent such amounts result from certain disqualifying actions by, or acquisition of equity securities of, Carrier or Otis, as applicable. Further, under the tax matters agreement, each of Otis and Carrier is generally required to indemnify us for a specified portion of any taxes we incur (a) arising as a result of the failure of either of the Distributions and certain related transactions to qualify as a transaction that is generally tax-free or a failure of any Separation Transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis, or us or (b) arising from certain audit or other adjustments to tax liabilities incurred with respect to Separation Transactions that were not intended to qualify as tax-free. In addition, under the tax matters agreement, each of Carrier and Otis is responsible for (i) a specified portion of any installment payment we are required to make pursuant to Section 965(h)(2) of the Code and (ii) specified taxes that exclusively relate to the Carrier business or the Otis business, as applicable. The amount of any such taxes for which we would be responsible may be significant, and if we were unable to obtain indemnification payments from Carrier or Otis to which we are entitled under the tax matters agreement and/or other agreements entered into in connection with the Separation Transactions and the Distributions, we could incur significant losses.

If We Fail to Manage Potential Future Acquisitions, Investments, Divestitures, Joint Ventures and Other Transactions Successfully, These Activities Could Adversely Affect Our Future Financial Results.
In pursuing our business strategies, we continually review, evaluate and consider potential investments, acquisitions, divestitures, joint ventures and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and market reach into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities.
Further, these transactions involve certain other risks and uncertainties including: (1) the risks involved with entering new markets; (2) the difficulty in integrating newly-acquired businesses and managing or monitoring other collaborative business arrangements; (3) challenges and failures in achieving strategic objectives and other expected benefits, which may result in certain liabilities to us for guarantees and other commitments; (4) unidentified issues not discovered in the Company’s due diligence; (5) the diversion of our attention and resources from our operations and other initiatives; (6) the potential impairment of acquired assets; (7) the performance of underlying products, capabilities or technologies; and (8) the potential loss of key employees and customers of acquired businesses. In addition, future transactions may impact our deployment of capital, including dividends, stock repurchases, pension contributions, and investments.

Quarterly Cash Dividends and Share Repurchases May Be Discontinued or Modified, Are Subject to a Number of Uncertainties, and May Affect the Price of Our Common Stock.
Quarterly cash dividends and share repurchases under our share repurchase program generally constitute components of our capital allocation strategy, which we fund with operating free cash flow, borrowings and divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The Company has announced it does not plan to repurchases shares for the remainder of the calendar year as a result of the COVID-19 impact on our business. The reduction or elimination of our cash dividend, or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

The Company’s amended and restated by-laws designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Company stockholders, which could discourage lawsuits against the Company and its directors, officers and employees.
Under the Company’s amended and restated by-laws, unless the Company determines otherwise, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of the Company;
•any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or to Company stockholders;
•any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s certificate of incorporation or the amended and restated by-laws (as either may be amended from time to time); or
•any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended (the Securities Act) and the Securities Exchange Act of 1934, as amended (the Exchange Act), although Company stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ bylaws has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated by-laws to be inapplicable or unenforceable.
This exclusive forum provision may limit the ability of Company stockholders to commence litigation in a forum that they prefer, which may discourage such lawsuits against the Company and its current or former directors, officers and employees. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect its business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended March 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2020	Total Number of Shares Purchased (000's)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000's)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	84	$152.15	84	$1,799
February 1 - February 29	130	141.06	130	$1,780
March 1 - March 31	116	108.72	116	$1,767
Total	330	$132.56	330
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At March 31, 2020, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1,767 million. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law, including restrictions arising from the Raytheon Merger. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2020.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated, effective as of January 1, 2020.

10.2
Schedule of Terms for restricted stock unit awards relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.3
Schedule of Terms for stock appreciation right awards relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.* (File name: utx-20200331.xml)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.* (File name: utx-20200331.xsd)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.* (File name: utx-20200331_cal.xml)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.* (File name: utx-20200331_def.xml)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.* (File name: utx-20200331_lab.xml)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.* (File name: utx-20200331_pre.xml)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2020 and 2019, (iii) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the quarters ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	May 7, 2020	By:	/s/ ANTHONY F. O'BRIEN
Anthony F. O’Brien
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant's Principal Financial Officer)

Dated:	May 7, 2020	By:	/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant's Principal Accounting Officer)