Form 10-Q
period 2020-06-30
RAYTHEON TECHNOLOGIES CORP
filed 2020-07-29
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-00812
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At July 21, 2020 there were 1,527,655,238 shares of Common Stock outstanding.

Explanatory Note
On April 3, 2020, United Technologies Corporation (UTC) combined its aerospace businesses with Raytheon Company (Raytheon) in a merger of equals transaction with Raytheon surviving as a wholly owned subsidiary of UTC (the Raytheon Merger). Upon the closing of the Raytheon Merger, the combined company name changed to “Raytheon Technologies Corporation” (Raytheon Technologies, RTC or the Company.) Prior to the Raytheon Merger, UTC separated its Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) businesses from its aerospace businesses (the Separation Transactions) on April 3, 2020, pursuant to the Separation and Distribution Agreement entered into between UTC, Carrier and Otis on April 2, 2020.
The financial statements of the Company contained herein are as of and for the period ended June 30, 2020, and reflect the results of the Company after giving effect to the Separation Transactions and the Raytheon Merger. Historical operations of Otis and Carrier prior to April 3, 2020 are presented as discontinued operations, while the Raytheon Company results are included in the Company’s results effective April 3, 2020.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2020

Raytheon Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or tradenames of Raytheon Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and service designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net Sales:
Product sales	$10,768	$8,389	$18,933	$16,424
Service sales	3,293	2,940	6,488	5,858
Total Net Sales	14,061	11,329	25,421	22,282
Costs and Expenses:
Cost of products sold	9,620	6,736	16,249	13,399
Cost of services sold	2,594	1,818	4,537	3,574
Research and development	695	605	1,230	1,192
Selling, general and administrative	1,811	902	2,788	1,770
Total Costs and Expenses	14,720	10,061	24,804	19,935
Goodwill impairment	(3,183)	—	(3,183)	—
Other income (expense), net	82	118	101	181
Operating profit (loss)	(3,760)	1,386	(2,465)	2,528
Non-operating (income) expense, net
Non-service pension (benefit)	(237)	(200)	(405)	(392)
Interest expense, net	335	352	667	772
Total non-operating (income) expense, net	98	152	262	380
Income (loss) from continuing operations before income taxes	(3,858)	1,234	(2,727)	2,148
Income tax expense (benefit)	(38)	6	601	159
Net income (loss) from continuing operations	(3,820)	1,228	(3,328)	1,989
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	24	45	78	94
Income (loss) from continuing operations attributable to common shareowners	(3,844)	1,183	(3,406)	1,895
Discontinued operations (Note 3):
Income (loss) from discontinued operations	(56)	1,206	(232)	2,114
Income tax expense (benefit) from discontinued operations	(65)	435	237	679
Income (loss) from discontinued operations, net of tax	9	771	(469)	1,435
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	—	54	43	84
Income (loss) from discontinued operations attributable to common shareowners	9	717	(512)	1,351
Net income (loss) attributable to common shareowners	$(3,835)	$1,900	$(3,918)	$3,246

(Loss) Earnings Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations attributable to common shareowners	$(2.56)	$1.38	$(2.78)	$2.22
Income (loss) from discontinued operations	0.01	0.84	(0.42)	1.58
Net income (loss) attributable to common shareowners	$(2.55)	$2.22	$(3.20)	$3.80

(Loss) Earnings Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations attributable to common shareowners	$(2.56)	$1.37	$(2.78)	$2.20
Income (loss) from discontinued operations	0.01	0.83	(0.42)	1.56
Net income (loss) attributable to common shareowners	$(2.55)	$2.20	$(3.20)	$3.76
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income (loss)	$(3,811)	$1,999	$(3,797)	$3,424
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	665	(437)	(780)	97
Pension and postretirement benefit plans adjustments	(2,286)	30	(2,176)	73
Change in unrealized cash flow hedging	215	37	(159)	48
Other comprehensive income (loss), before tax	(1,406)	(370)	(3,115)	218
Income tax benefit (expense) related to items of other comprehensive income (loss)	519	(4)	589	(30)
Other comprehensive income (loss), net of tax	(887)	(374)	(2,526)	188
Comprehensive income (loss)	(4,698)	1,625	(6,323)	3,612
Less: Comprehensive income attributable to noncontrolling interest	(30)	(100)	(121)	(182)
Comprehensive income (loss) attributable to common shareowners	$(4,728)	$1,525	$(6,444)	$3,430
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$6,975	$4,937
Accounts receivable, net	9,496	8,743
Contract assets	9,943	4,462
Inventory, net	10,256	9,047
Assets related to discontinued operations	135	31,823
Other assets, current	5,469	2,565
Total Current Assets	42,274	61,577
Customer financing assets	3,363	3,463
Future income tax benefits	732	884
Fixed assets	25,118	20,077
Accumulated depreciation	(10,313)	(9,755)
Fixed assets, net	14,805	10,322
Operating lease right-of-use assets	2,102	1,252
Goodwill	53,269	36,609
Intangible assets, net	42,003	24,473
Other assets	2,969	1,035
Total Assets	$161,517	$139,615
Liabilities, Redeemable Noncontrolling Interests and Equity
Current Liabilities
Short-term borrowings	$243	$2,293
Accounts payable	7,182	7,816
Accrued liabilities	14,253	9,770
Contract liabilities	11,997	9,014
Liabilities related to discontinued operations	319	14,443
Long-term debt currently due	1,297	3,258
Total Current Liabilities	35,291	46,594
Long-term debt	31,210	37,701
Operating lease liabilities, non-current	1,723	1,093
Future pension and postretirement benefit obligations	14,972	2,487
Other long-term liabilities	9,394	7,414
Total Liabilities	92,590	95,289
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	35	95
Shareowners’ Equity:
Common Stock	36,735	23,019
Treasury Stock	(10,398)	(32,626)
Retained earnings	49,744	61,594
Unearned ESOP shares	(56)	(64)
Accumulated other comprehensive loss	(8,800)	(10,149)
Total Shareowners’ Equity	67,225	41,774
Noncontrolling interest	1,667	2,457
Total Equity	68,892	44,231
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$161,517	$139,615
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Operating Activities:
Net income (loss) from continuing operations	$(3,328)	$1,989
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	1,839	1,330
Deferred income tax provision	118	10
Stock compensation cost	135	118
Net periodic pension and other postretirement benefit	(223)	(244)
Goodwill impairment loss	3,183	—
Change in:
Accounts receivable	1,163	736
Contract assets	376	(573)
Inventory	(550)	(795)
Other current assets	(180)	(322)
Accounts payable and accrued liabilities	(1,395)	(218)
Contract liabilities	201	633
Global pension contributions	(42)	(37)
Canadian government settlement	—	(38)
Other operating activities, net	45	180
Net cash flows provided by operating activities from continuing operations	1,342	2,769
Investing Activities:
Capital expenditures	(783)	(678)
Dispositions of businesses (Note 2)	234	133
Cash acquired in Raytheon Merger	3,208	—
Increase in customer financing assets, net	(129)	(332)
Increase in collaboration intangible assets	(106)	(169)
(Payments) receipts from settlements of derivative contracts	(286)	61
Other investing activities, net	(82)	(118)
Net cash flows provided by (used in) investing activities from continuing operations	2,056	(1,103)
Financing Activities:
Issuance of long-term debt	1,984	2
Distribution from discontinued operations	17,207	—
Repayment of long-term debt	(15,038)	(13)
Decrease in short-term borrowings, net	(2,045)	(388)
Proceeds from Common Stock issued under employee stock plans	10	11
Dividends paid on Common Stock	(1,338)	(1,219)
Repurchase of Common Stock	(47)	(69)
Net transfers (to) from discontinued operations	(1,966)	682
Other financing activities, net	(99)	(73)
Net cash flows used in financing activities from continuing operations	(1,332)	(1,067)
Discontinued Operations:
Net cash provided by (used in) operating activities	(661)	841
Net cash used in investing activities	(241)	(114)
Net cash used in financing activities	(1,481)	(698)
Net cash flows (used in) provided by discontinued operations	(2,383)	29
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	4
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	(76)	11
Net (decrease) increase in cash, cash equivalents and restricted cash	(403)	643
Cash, cash equivalents and restricted cash, beginning of period	4,961	3,731
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of period	2,459	2,481
Cash, cash equivalents and restricted cash, end of period	7,017	6,855
Less: Restricted cash	42	18
Less: Cash, cash equivalents and restricted cash for discontinued operations	—	2,521
Cash and cash equivalents, end of period	$6,975	$4,316
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2020	2019	2020	2019
Equity beginning balance	$41,935	$41,946	$44,231	$40,610
Common Stock
Beginning balance	23,099	22,564	23,019	22,514
Common Stock issued under employee plans	140	154	221	211
Common Stock issued for Raytheon Company outstanding common stock and equity awards	10,897	—	10,897	—
Adjustment to Common Stock for the Otis Distribution	2,598	—	2,598	—
Sale (purchase) of subsidiary shares from noncontrolling interest, net	1	—	—	—
Redeemable noncontrolling interest fair value adjustment	—	—	—	(7)
Ending balance	36,735	22,718	36,735	22,718
Treasury Stock
Beginning balance	(32,665)	(32,511)	(32,626)	(32,482)
Common Stock issued under employee plans	(2)	1	2	4
Common Stock repurchased	—	(39)	(43)	(71)
Common Stock issued for Raytheon Company outstanding common stock and equity awards	22,269	—	22,269	—
Ending balance	(10,398)	(32,549)	(10,398)	(32,549)
Retained Earnings
Beginning balance	60,826	59,279	61,594	57,823
Net income (loss)	(3,835)	1,900	(3,918)	3,246
Adjustment to retained earnings for the Carrier Distribution	(5,805)	—	(5,805)	—
Dividends on Common Stock	(1,427)	(610)	(2,041)	(1,219)
Dividends on ESOP Common Stock	(10)	(18)	(27)	(36)
Redeemable noncontrolling interest fair value adjustment	(1)	(11)	—	(7)
ASU 2018-02 adoption impact (Note 14)	—	—	—	745
Other, including the adoption impact of ASU 2016-13 (Note 1)	(4)	8	(59)	(4)
Ending balance	49,744	60,548	49,744	60,548
Unearned ESOP Shares
Beginning balance	(61)	(75)	(64)	(76)
Common Stock issued under employee plans	5	4	8	5
Ending balance	(56)	(71)	(56)	(71)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(11,788)	(9,519)	(10,149)	(9,333)
Other comprehensive income (loss), net of tax	(887)	(373)	(2,526)	186
Separation of Otis and Carrier	3,875	—	3,875	—
ASU 2018-02 adoption impact (Note 14)	—	—	—	(745)
Ending balance	(8,800)	(9,892)	(8,800)	(9,892)
Noncontrolling Interest
Beginning balance	2,524	2,208	2,457	2,164
Net Income	24	99	121	178
Redeemable noncontrolling interest in subsidiaries’ earnings	(1)	2	(1)	5
Other comprehensive income (loss), net of tax	6	1	—	4
Dividends attributable to noncontrolling interest	(22)	(101)	(80)	(145)
Sale (purchase) of subsidiary shares from noncontrolling interest, net	66	(1)	66	(1)
Capital contributions	(65)	18	(31)	18
Separation of Otis and Carrier	(865)	—	(865)	—
Other	—	(3)	—	—
Ending balance	1,667	2,223	1,667	2,223
Equity at June 30, 2020	$68,892	$42,977	$68,892	$42,977
Supplemental share information
Shares of Common Stock issued under employee plans, net	(142)	799	1,907	1,827
Shares of Common Stock repurchased	—	297	330	553
Shares of Common Stock issued for Raytheon Company outstanding common stock & equity awards	652,638	—	652,638	—
Dividends per share of Common Stock	$0.475	$0.740	$1.210	$1.470
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Summary of Accounting Principles
The Condensed Consolidated Financial Statements at June 30, 2020 and for the quarters and six months ended June 30, 2020 and 2019 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar with results recorded from the April 3, 2020 merger close date through June 28, 2020 while Collins Aerospace Systems (Collins Aerospace) and Pratt & Whitney continue to use a quarter calendar end of June 30, 2020. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year, particularly in light of the completion of the Separation Transactions, Distributions and Raytheon Merger (each defined below). The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2019 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2019 (2019 Form 10-K).
Separation Transactions and Distributions. On April 3, 2020, United Technologies Corporation (UTC) (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company (Raytheon) completed their previously announced all-stock merger of equals transaction (the Raytheon Merger). Upon closing of the Raytheon Merger, Raytheon Company became a wholly-owned subsidiary of UTC, which changed its name to “Raytheon Technologies Corporation.”
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms “Raytheon Company,” or “Raytheon” mean Raytheon Company and its subsidiaries prior to the Raytheon Merger. UTC was determined to be the accounting acquirer in the merger and, as a result, the financial statements of Raytheon Technologies for the period ended and as of June 30, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020.
COVID-19 Pandemic. In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business and operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. Additionally, public sentiments regarding air travel have also had a significant impact. We began to experience issues related to COVID-19 in the first quarter, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Collins Aerospace and Pratt & Whitney businesses. However, our customers continued to receive our products and services during the first quarter and the outbreak did not have a significant impact on our operating results for the quarter ended March 31, 2020.
In the second quarter of 2020 and subsequent to quarter end, the continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the significant decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data and estimates, revenue passenger miles (RPMs) for the year ended December 31, 2020 could decline by approximately 60% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, and furloughing employees when needed. In the quarter ended June 30, 2020, we recorded total restructuring charges of $427 million primarily related to personnel reductions. Thus far, most of these actions have been taken at our Collins Aerospace and Pratt & Whitney businesses. The former Raytheon Company businesses have not experienced significant facility closures or other business disruptions.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the pandemic, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses to continue to be significantly negatively impacted. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to when and if commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Our latest estimates are that this recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event requiring us to reassess our commercial aerospace business goodwill and intangibles valuations, as well as our significant assumptions of future cash flows from our underlying assets and potential changes in our liabilities in both the first and second quarters of 2020. In the second quarter of 2020, our revenue at Collins Aerospace and Pratt & Whitney was significantly impacted by the decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. In order to evaluate the ongoing impact, we updated our forecast assumptions of future business activity that are subject to a wide range of uncertainties, including those noted above.
Based upon our analysis, we concluded that the carrying value of two of our Collins Aerospace reporting units as of June 30, 2020 was greater than its fair value, and accordingly, we recorded a goodwill impairment charge of $3.2 billion in the quarter ended June 30, 2020. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” for additional information. Additionally, in the quarter and six months ended June 30, 2020 we recorded write-downs of assets in our Collins Aerospace and Pratt & Whitney businesses primarily related to increased estimated credit losses of $237 million and $309 million in the quarter and six months ended June 30, 2020, respectively, a reduction in expected future billings or revenues on commercial contracts, based on a change in estimated customer activity during the current period, of $179 million and $190 million in the quarter and six months ended June 30, 2020, respectively, the impairment of a Collins Aerospace trade name of $17 million and $57 million in the quarter and six months ended June 30, 2020, respectively, and a change in contract estimates related to a shift in overhead costs to military contracts of $44 million in both the quarter and six months ended June 30, 2020. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.

Although the impact of COVID-19 on our commercial markets is significant, we currently believe we have sufficient liquidity to withstand the potential impacts of COVID-19. With the completion of the Separation Transactions, the Distributions and the Raytheon Merger, we have a balanced and diversified portfolio of both aerospace and defense businesses which we believe will help mitigate the impacts of the COVID-19 pandemic and future business cycles.
Summary of Accounting Principles. As a result of the Raytheon Merger and the Separation Transactions, several of our accounting policies have been modified and certain additional polices have been added. The following represents the significant accounting principles of Raytheon Technologies Corporation.
Consolidation and Classification. The Condensed Consolidated Financial Statements include the accounts of Raytheon Technologies Corporation, and all wholly-owned, majority-owned and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, the duration of our contracts or programs is utilized for our operating cycle, which is generally longer than one year. Included within our current assets and liabilities are contract assets and liabilities related to our aftermarket and development arrangements, which can generally span up to fifteen years.
As a result of the Separation Transactions, the Distributions and the Raytheon Merger, certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include the presentation of current assets and liabilities based upon the duration of our operating cycle, the reclassification of certain unbilled accounts receivable from accounts receivable, net to contract assets, reclassifications of lease amortization within our presentation of cash flows, reclassifications within our segment presentation, and the reclassification of the historical Otis and Carrier results to discontinued operations.
Use of Estimates. Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. As discussed above, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and cash flows, including sales, expenses, reserves and allowances, asset recoverability and Estimate at Completion adjustments, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and related containment and treatment actions, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Other future events, including regarding COVID-19, and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements.
Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. This restricted cash is excluded from cash and cash equivalents and is included in other assets, current and other assets on our Condensed Consolidated Balance Sheet.
Accounts Receivable. Accounts receivable are stated at the net amount expected to be collected. The allowance for credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions and the age and status of outstanding receivables. See the Accounting Pronouncements section below for additional information as to how we develop our allowance for credit losses under Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Unbilled receivables represent revenues that are not currently billable to the customer under the terms of the contract and include unbilled amounts under commercial contracts where payment is subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Other unbilled receivables not just subject to the passage of time are included in Contract assets in the Condensed Consolidated Balance Sheet, and are generally classified as current.
Contract Assets and Liabilities. Contract assets and liabilities represent the difference in the timing of revenue recognition from receipt of cash from our customers. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing.
Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Contract assets and contract liabilities are generally classified as current. See “Note 6: Contract Assets and Liabilities” for further discussion of contract assets and liabilities.

Inventory. Inventory is stated at the lower of cost or estimated realizable value and are primarily based on first-in, first-out (FIFO) or average cost methods.
Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. Other factors that management considers in determining the adequacy of these reserves include whether individual inventory parts meet current specifications and can be substituted for a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives. Manufacturing costs are allocated to current production contracts.
Equity Method Investments. Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets on the Condensed Consolidated Balance Sheet. Under this method of accounting, our share of the net earnings or losses of the investee is included in Operating profit on the Condensed Consolidated Statement of Operations since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominately relates to products under lease, and to a lesser extent, notes and lease receivables. We record revenue from lease assets by applying Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842: Leases, and from interest on the notes and lease receivables. Interest from notes and financing leases and rental income from operating lease assets is included in Other income, net in the Condensed Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in product sales and cost of sales. The current portion of these financing arrangements are aggregated in Other assets, current and the non-current portion of these financing arrangements are aggregated in CFA in the Condensed Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts and certain other activity, are reflected as Investing Activities in the Condensed Consolidated Statement of Cash Flows. The product under lease assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. Reserves for credit losses on notes and lease receivables relate to specifically identified receivables that are evaluated individually for impairment. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of June 30, 2020 and December 31, 2019 the reserves related to CFA are not material. At June 30, 2020 and December 31, 2019, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Business Combinations. Once a business is acquired, the fair value of the identifiable assets acquired and liabilities assumed is determined with the excess cost recorded to goodwill. As required, a preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed within the one year measurement period from the date of acquisition.
Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing or when a triggering event occurs using the guidance and criteria described in the Intangibles - Goodwill and Other (Topic 350) of the FASB ASC. The impairment test compares carrying values of the reporting units to its estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value.
Intangible assets consist of patents, trademarks/tradenames, customer relationships, exclusivity assets, developed technology and other intangible assets including collaboration assets. Acquired intangible assets are recognized at fair value in purchase accounting and then finite lived-intangible assets are amortized to cost of sales and selling, general & administrative expenses over the applicable useful lives. Exclusivity assets are commercial aerospace payments made to secure certain contractual rights to provide product on new aircraft platforms. We classify amortization of such payments as a reduction of sales. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. Consideration paid on these contractual commitments is capitalized when it is no longer conditional.
Useful lives of finite-lived intangible assets are estimated based upon the nature of the intangible asset and the industry in which the intangible asset is used. These intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are consumed, as represented by the underlying cash flows, which may result in an amortization method other than straight-line. For both our commercial aerospace collaboration assets and exclusivity arrangements, the pattern of economic benefit generally results in no amortization during the development period with amortization beginning as programs enter full rate production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined or if straight-line amortization approximates the pattern of economic benefit, a straight-line amortization method may be used. The range of estimated useful lives is as follows:

Years
Collaboration assets	30
Customer relationships and related programs	1 to 32
Developed technology	5 to 25
Patents & trademarks	4 to 40
Exclusivity assets	5 to 25
Leases. We account for leases in accordance with ASC Topic 842: Leases. Under Topic 842, the right-of-use model requires a lessee to record a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations.
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under both operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued liabilities for the current portion of our operating lease liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheet. Finance leases are not considered significant to our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. We determine our incremental borrowing rate through market sources including relevant industry rates. Our lease right-of-use assets also include any initial direct costs and lease pre-payments made at or before the commencement date and is reduced for any lease incentives received at or before the commencement date. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease right-of-use assets and lease liabilities, to the extent not considered fixed, and instead, expense variable payments as incurred. Variable lease expense and lease expense for short duration contracts are not a material component of lease expense. Some of our leases include the option to extend or terminate the lease. We include these options in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Lease expense is generally recognized on a straight-line basis over the lease term.
In limited instances we act as a lessor, primarily for commercial aerospace engines, the majority of which are classified as operating leases. These leases are not significant to our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
Other Long-Lived Assets. We evaluate the potential impairment of other long-lived assets whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If the carrying value of other long-lived assets held and used exceeds the sum of the undiscounted expected future cash flows, the carrying value is written down to fair value. In order for long-lived assets to be considered held for disposal, we must have committed to a plan to dispose of the assets. Once deemed held for disposal, the assets are stated at the lower of the carrying amount or fair value.
Income Taxes. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized. We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. State income tax amounts are generally included in income tax expense; however state income tax payments related to our RIS and RMD segments are generally recoverable through the pricing of products and services to the U.S. government. Accordingly, these state income taxes are allocated to contracts and reclassified to administrative and selling expenses when paid (recovered) or otherwise agreed as allocable with the U.S. government.

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted. The TCJA includes a provision that imposes a tax on Global Intangible Low-Taxed Income (GILTI) beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. We have elected to account for GILTI as a period cost, as incurred.
Revenue Recognition. The vast majority of our revenues are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. Collins Aerospace and Pratt & Whitney primarily serve commercial and government customers in both the OEM and aftermarket parts and services markets of the aerospace industry, while RIS and RMD primarily provide products and services to government customers in the defense market.
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily contracts that are directly with a foreign government, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining regulatory approvals based upon all known facts and circumstances. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations most commonly when a contract contains multiple distinct units (such as engines or certain aerospace components) or spans multiple phases of the product life-cycle such as production, maintenance and support. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. If standalone selling price is not available, we estimate the standalone selling price of each performance obligation, which is generally based on an expected cost plus a margin approach.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees and other sources of variable consideration, when determining the transaction price of each contract. When reasonably able to estimate, we include variable consideration in the transaction price at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We also consider whether our contracts contain a significant financing component, which they generally do not.
Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms.
Performance obligations are satisfied as of a point in time for certain aerospace components, engines, and spare parts. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment. Since billing also typically occurs upon product shipment, we generally do not have contract assets or contract liabilities balances related to point in time sales.
Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace OEM and aftermarket contracts.
Substantially all of our defense business revenue is recognized over time because of the continuous transfer of control to our customers. For performance obligations satisfied over time, revenue is recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Our contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments equal to a negotiated percentage of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80-90% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as Contract assets on the Condensed Consolidated Balance Sheet. For our U.S. government cost-type contracts, the customer generally pays us for our costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for advance payments in excess of revenue recognized and present it as Contract liabilities on the Condensed Consolidated Balance Sheet.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. We generally account for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. These arrangements include the sale of spare parts with integral services to our customers, and are generally classified as Service sales, with the corresponding costs classified in Cost of services sold, within the Condensed Consolidated Statement of Operations. Revenue is primarily recognized in proportion to cost as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other-than-straight-line basis. For some of our long-term aftermarket contracts, we receive payment prior to our work being completed, resulting in a contract liability balance, while for others, we perform work in advance of payment, resulting in a contract asset balance.
Contract modifications are routine as contracts are often modified to account for changes in contract specifications or requirements. We consider contract modifications to exist when the modification either creates new or changes existing enforceable rights and obligations. Contract modifications for goods or services that are not distinct are accounted for as part of the existing contract either on a cumulative catch-up basis or prospective basis depending on the nature of the modification.
Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products or services contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. In estimating losses, products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the commercial engine and wheels and brakes businesses, future highly probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In our commercial engine and wheels and brakes businesses, when the OEM product is sold for a loss, but the combined OEM and aftermarket arrangement for each individual sales campaign are profitable, we record OEM product losses at the time of product delivery.
We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule including consideration of customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, estimated aircraft and engine utilization and estimated useful lives of components, among other variables. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
Changes in estimates of net sales, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of loss provisions on our contracts accounted for on a percentage of completion basis.

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Operating profit (loss)	$(151)	$(69)	$(130)	$(81)
Income (loss) from continuing operations attributable to common shareowners(1)	(119)	(55)	(103)	(64)
Diluted earnings (loss) per share from continuing operations attributable to common shareholders (1)	$(0.08)	$(0.06)	$(0.08)	$(0.07)
(1)  Amounts reflect a U.S. statutory tax rate of 21%, which approximates our effective tax rate on our EAC adjustments.
In the second quarters of 2020 and 2019, revenue was reduced by $218 million and $90 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. In the first six months of 2020 and 2019, revenue was reduced by $201 million and $115 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This primarily relates to EAC adjustments that impacted revenue.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the date of completion of the Raytheon Merger, since only the unperformed portion of the contract at such date represents the obligation of the Company. This will have the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss reserves. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets.”
In our Collins Aerospace and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace OEM products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $1,808 million and $1,519 million as of June 30, 2020 and December 31, 2019, respectively and are recognized in Other assets in our Condensed Consolidated Balance Sheet and are included in Other operating activities, net in our Condensed Consolidated Statement of Cash Flows. We regularly assess capitalized contract fulfillment costs for impairment. Costs to obtain contracts are not material.
Sales generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements, primarily at our Pratt & Whitney business, are recorded consistent with our revenue recognition policies in our Condensed Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time.
In our Collins Aerospace and Pratt & Whitney businesses, we may offer customers incentives to purchase our products, which may result in payments made to those customers. In addition, we make participation payments to certain aerospace customers to secure certain contractual rights. To the extent these rights are incremental and are supported by the incremental cash flows obtained, they are capitalized as intangible assets. Otherwise, such payments are recorded as a reduction in sales. We classify the subsequent amortization of the capitalized acquired intangible assets from our customers as a reduction in sales.
Remaining Performance Obligations (RPO). Remaining performance obligations (RPO) represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $158.7 billion as of June 30, 2020. Of the total RPO as of June 30, 2020, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic, which may result in customer delays or order cancellations.
Research and Development. Company-sponsored research and development costs, including those costs related to the Company’s portion in connection with cost-sharing arrangements, are charged to expense as incurred and recovery on these cost-sharing arrangements is recorded as a reduction to research and development expense as earned. Customer-sponsored research and development projects performed under contracts with customers are accounted for as contract costs and reported as cost of sales on related to revenue generating contracts.
Foreign Exchange. We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of many of our foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of accumulated other comprehensive loss (AOCL) in shareowners’ equity.
Derivatives and Hedging Activity. From time to time, we use derivative instruments, including swaps, forward contracts and options, to help manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties. We enter into transactions that are subject to enforceable master netting arrangements or similar agreements with various counterparties. However, we have not elected to offset multiple contracts with a single counterparty and, as a result, the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position.
Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Gains and losses on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.
To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Cash receipts or payments related to the settlement of derivatives not designated as hedging instruments are recorded as investing cash flows within the Condensed Consolidated Statement of Cash Flows. Additional information pertaining to foreign currency forward contracts and net investment hedging is included in “Note 12: Financial Instruments.”
Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity with the U.S. government. We consider such recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs, and accordingly have recorded the future recovery of these costs from the U.S. government within Other assets in the Condensed Consolidated Balance Sheet. Accrued environmental liabilities are not reduced by potential insurance reimbursements or potential recoveries from pursuing other parties. See “Note 17: Commitments and Contingencies” for additional details on the environmental remediation activities.
Pension and Postretirement Obligations. U.S. GAAP requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Funded status is measured at least annually in the fourth quarter and represents the difference between the plans’ projected benefit obligation (PBO) and the fair market value of the plans’ assets.
Changes to our pension and postretirement plans’ funded status can result from company actions, such as contributions or changes in plan provisions, or by gains and losses. Gains and losses are primarily a result of changes in discount rates, differences between actual and expected asset returns, and differences between actual and assumed demographic experience.

These gains or losses are recorded in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit (income) cost.
A calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is equal to the fair value of assets adjusted to reflect the recognition, and subsequent amortization, of the difference between actual and expected asset return over a five-year period. The market-related value of assets is used to calculate the expected return on assets included in the net periodic benefit (income) cost.
The company has elected to use the “corridor” approach in the amortization of gains and losses, which limits the expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the PBO or 10% of the market-related value of assets. Gains and losses exceeding the corridor are amortized in net periodic benefit (income) cost over either the projected average remaining employee service period or the projected average remaining lifetime of inactive participants depending on the plan.
Net periodic benefit (income) cost is split between operating profit and non-operating income, whereby only the service cost component is included in operating profit and the remaining components are included in Non-service pension (benefit).
Product Performance Obligations. We extend performance and operating cost guarantees beyond our normal service and warranty policies for extended periods on some of our products, particularly commercial aircraft engines. Liability under such guarantees is based upon future product performance and durability. We accrue for such costs that are probable and can be reasonably estimated. In addition, we incur discretionary costs to service our products in connection with product performance issues. The costs associated with these product performance and operating cost guarantees require estimates over the full terms of the agreements, and require management to consider factors such as the extent of future maintenance requirements and the future cost of material and labor to perform the services. These cost estimates are largely based upon historical experience. See “Note 16: Guarantees” for further discussion.
Collaborative Arrangements. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs and risks are shared. Sales generated from engine programs, spare parts, and aftermarket business under collaboration arrangements are recognized in our financial statements when earned. Amounts attributable to our collaborators for their share of sales are recorded as an expense in our financial statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments to Pratt & Whitney for shared or joint program costs. The reimbursement from the collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of June 30, 2020, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually exceed a 31% share in an individual program.
Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the Credit Loss Standard) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses.
We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash adjustment to retained earnings as of January 1, 2020 was recorded in the amount of $59 million. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
To estimate expected credit losses of financial assets with similar risk characteristics, we determine an asset is impaired when, based on historical experience, current information and a reasonable forecast period, there is risk that we will be unable to collect amounts due according to the contractual terms of the agreement. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions, and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.
We can also be exposed to credit losses from off-balance sheet exposures, such as certain financial guarantees and financing commitments. We have assessed these potential exposures and concluded that there are no associated credit losses as of June 30, 2020.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance in regards to: franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.
Other new pronouncements adopted and issued but not effective until after June 30, 2020 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.
Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets
Business Acquisitions. As noted above, on April 3, 2020, pursuant to the Agreement and Plan of Merger dated June 9, 2019, as amended (the Raytheon Merger Agreement) UTC and Raytheon Company completed their previously announced all-stock merger of equals, following the completion by UTC of the Separation Transactions and Distributions. Raytheon Company (previously NYSE:RTN) shares ceased trading prior to the market open on April 3, 2020, and each share of Raytheon common stock was converted in the merger into the right to receive 2.3348 shares of UTC common stock previously traded on the NYSE under the ticker symbol “UTX.” Upon closing of the Raytheon Merger, UTC’s name was changed to “Raytheon Technologies Corporation,” and its shares of common stock began trading as of April 3, 2020 on the NYSE under the ticker symbol “RTX.”
Total consideration is calculated as follows:

(dollars, in millions, except per share amounts and exchange ratio)	Amount
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
Fair value attributable to pre-merger service for replacement equity awards	99
Total estimated merger consideration	$33,166

The fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards is calculated as follows:

(dollars and shares, in millions, except per share amounts and exchange ratio)	Amount
Number of Raytheon Company common shares outstanding as of April 3, 2020	277.3
Number of Raytheon Company stock awards vested as a result of the Raytheon Merger (1)	0.4
Total outstanding shares of Raytheon Company common stock and equity awards entitled to merger consideration	277.7
Exchange ratio (2)	2.3348
Shares of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	648.4
Price per share of RTC common stock (3)	$51.00
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
(1) Represents Raytheon Company stock awards that vested as a result of the Raytheon Merger, which is considered a “change in control” for purposes of the Raytheon 2010 Stock Plan. Certain Raytheon Company restricted stock awards and Raytheon Company restricted stock unit (RSU) awards, issued under the Raytheon 2010 Stock Plan vested on an accelerated basis as a result of the Raytheon Merger. Such vested awards were converted into the right to receive RTC common stock determined as the product of (1) the number of vested awards, and (2) the exchange ratio.
(2) The exchange ratio is equal to 2.3348 shares of UTC common stock for each share of Raytheon Company common stock in accordance with the Raytheon Merger Agreement.
(3) The price per share of RTC common stock is based on the RTC opening stock price as of April 3, 2020.
Preliminary Allocation of Consideration Transferred to Net Assets Acquired. We are accounting for the Raytheon Merger under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree (Raytheon Company) at the fair values on the closing date. The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Raytheon Merger. As of June 30, 2020, the majority of the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed have been reviewed and finalized; however, our assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related valuation analyses. We expect to finalize the purchase price allocation process in the second half of 2020 when we finalize our valuations and reviews. Any potential adjustments made could be material in relation to the preliminary values presented below.

(dollars, in millions)
Cash and cash equivalents	$3,208
Accounts receivable	1,997
Inventory	705
Contract assets	6,023
Other assets, current	897
Future income tax benefits	14
Fixed assets	4,732
Intangible assets:	19,130
Customer relationships	12,900
Tradenames/trademarks	5,430
Developed technology	800
Other assets	2,139
Total identifiable assets acquired	38,845

Accounts payable	1,455
Accrued liabilities	3,235
Contract liabilities	2,991
Long-term debt, including current portion	4,700
Future pension and postretirement benefit obligation	10,651
Other long-term liabilities	3,482
Total liabilities acquired	26,514
Total identifiable net assets	12,331
Goodwill	20,869
Redeemable noncontrolling interest	(34)
Total consideration transferred	$33,166
Fair value adjustments to Raytheon Company’s identified assets and liabilities included an increase in fixed assets of $1.1 billion and a preliminarily estimated increase to future pension and postretirement benefit obligations of $2.6 billion. The preliminarily estimated increase in future pension and postretirement benefit obligations primarily relates to remeasurement of the liability based on market conditions on the Raytheon Merger closing date. For further information, see “Note 10: Employee Benefit Plans.” In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of such closing date. The preliminary assessment did not note any significant contingencies related to existing legal or government action.
The fair values of the customer relationship intangible assets were determined by using an income approach. Under this approach, the estimated future cash flows attributable to the asset are adjusted to exclude the future cash flows that can be attributed to supporting assets, such as trade names or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant future cash flows considered historical and projected revenues, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value. The customer relationship intangible assets are being amortized based on the pattern of economic benefits we expect to realize over the estimated economic life of the underlying programs. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value. The tradename intangible assets have been determined to have an indefinite life. The developed technology intangible assets are being amortized based on the pattern of economic benefits. The intangible assets included above consist of the following:

(dollars, in millions)	Estimated Fair Value	Estimated Life
Acquired customer relationships	$12,900	25 years
Acquired tradenames	5,430	Indefinite
Acquired developed technology	800	5 to 7 years
Total identifiable intangible assets	$19,130
We also identified customer contractual obligations on loss making programs and recorded liabilities of approximately $218 million related to these programs based on the difference between the actual expected operating loss and a normalized operating profit. These liabilities will be liquidated based on the expected pattern of expenses incurred on these contracts.
We recorded $20.9 billion of goodwill as a result of the Raytheon Merger which primarily relates to expected synergies from combining operations and the value of the existing workforce. The Raytheon Merger creates a premier systems provider with advanced technologies to address rapidly growing segments within aerospace and defense. The Raytheon Merger offers complementary technologies and creates additional growth opportunities while delivering benefits to our shareowners, customers and employees. With our technological and R&D capabilities, Raytheon Technologies will deliver innovative and cost-effective solutions aligned with the highest customer priorities. The goodwill generated as a result of the Raytheon Merger is nondeductible for tax purposes.
Merger-Related Costs. Merger-related costs have been expensed as incurred. In the quarter and six months ended June 30, 2020, approximately $70 million and $99 million, respectively, of transaction and integration costs have been incurred. These costs were recorded in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
Supplemental Pro-Forma Data. Raytheon Company’s results of operations have been included in RTC’s financial statements for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The following unaudited supplemental pro-forma data presents consolidated information as if the Raytheon Merger had been completed on January 1, 2019. The pro-forma results were calculated by combining the results of Raytheon Technologies with the stand-alone results of Raytheon Company for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period. The results below reflect Raytheon Technologies on a continuing basis, in order to more accurately represent the structure of Raytheon Technologies after completion of the Separation Transactions and the Raytheon Merger.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$14,470	$18,416	$32,921	$36,038
Income (loss) from continuing operations attributable to common shareowners	(3,732)	2,006	(3,014)	3,308
Basic (loss) earnings per share of common stock from continuing operations	$(2.49)	$1.33	$(2.08)	$2.20
Diluted (loss) earnings per share of common stock from continuing operations	(2.49)	1.32	(2.07)	2.19
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2019, as adjusted for the applicable tax impact. As the merger was completed on April 3, 2020, the pro-forma adjustments in the table below only include the required adjustments through April 3, 2020.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Amortization of acquired Raytheon Company intangible assets, net (1)	$—	$(262)	$(270)	$(525)
Amortization of fixed asset fair value adjustment (2)	—	(9)	(9)	(18)
Utilization of contractual customer obligation (3)	—	15	8	29
Deferred revenue fair value adjustment (4)	—	(8)	(4)	(17)
Adjustment to non-service pension (benefit) cost (5)	—	208	239	416
RTC/Raytheon fees for advisory, legal, accounting services (6)	61	45	96	(96)
Adjustment to interest expense related to debt distributions and Raytheon Merger, net (7)	—	9	9	18
Elimination of deferred commission amortization (8)	—	7	5	10
	$61	$5	$74	$(183)
(1) Reflects the additional amortization of the acquired Raytheon Company’s intangible assets recognized at fair value in purchase accounting and eliminates the historical Raytheon Company intangible asset amortization expense.
(2) Reflects the amortization of the fixed asset fair value adjustment as of the acquisition date.
(3) Reflects the additional amortization of liabilities recognized for certain acquired loss making contracts as of the acquisition date.
(4) Reflects the difference between prepayments related to extended arrangements and the preliminary fair value of the assumed performance obligations as they are satisfied.
(5) Represents the elimination of unamortized prior service costs and actuarial losses, as a result of fair value purchase accounting.
(6) Reflects the elimination of transaction-related fees incurred by RTC and Raytheon Company in connection with the Raytheon Merger and assumes all of the fees were incurred during the first quarter of 2019.
(7) Reflects the amortization of the fair market value adjustment related to Raytheon Company.
(8) Reflects the elimination of amortization recognized on deferred commissions that are eliminated in purchase accounting.
Dispositions. As discussed further in “Note 3: Discontinued Operations,” on April 3, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Otis and Carrier and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions. As a result of the Distributions, Carrier and Otis are now independent publicly traded companies.
In May 2020, in order to meet the requirements for regulatory approval of the Raytheon Merger, we completed the sale of our airborne tactical radios business for $234 million in cash, net of transaction-related costs. The business was part of our RIS segment. As the transaction occurred subsequent to the Raytheon Merger, the gain of $210 million was not recorded in the Condensed Consolidated Statement of Operations, but rather was recorded as an adjustment to the fair value of net assets acquired in the preliminary allocation of consideration transferred to net assets acquired in the Raytheon Merger, as discussed further above. Income before taxes related to the disposed business for the period from the closing of the Raytheon Merger to disposal date was not material.
In accordance with conditions imposed for regulatory approval of the Raytheon Merger, Collins Aerospace is required to dispose of certain businesses. We expect the disposals to be completed in the third quarter of 2020. The criteria for held for sale accounting treatment was met upon the completion of the Raytheon Merger on April 3, 2020. At June 30, 2020, we had $1,814 million and $90 million of assets and liabilities, respectively, classified as held for sale related to these disposals, which do not qualify for presentation as discontinued operations. These held for sale assets and liabilities are presented in Other assets, current and Accrued liabilities, respectively, on our Condensed Consolidated Balance Sheet. Assets held for sale included $1.6 billion of goodwill and intangible assets. A further breakout of major classes of assets and liabilities has not been provided as the assets and liabilities held for sale are not material.

Goodwill. Changes in our goodwill balances for the six months ended June 30, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Acquisitions and Divestitures	Impairment Losses	Foreign Currency Translation and Other	Balance as of June 30, 2020
Collins Aerospace Systems(1)	$35,025	$(886)	$(3,183)	$(120)	$30,836
Pratt & Whitney	1,563	—	—	—	1,563
Raytheon Intelligence & Space	—	8,422	—	2	8,424
Raytheon Missiles & Defense	—	11,067	—	—	11,067
Total Segments	36,588	18,603	(3,183)	(118)	51,890
Eliminations and other	21	1,380	—	(22)	1,379
Total	$36,609	$19,983	$(3,183)	$(140)	$53,269
(1) Change in Acquisitions and Divestitures relates to reclassification of Goodwill associated with the Collins Aerospace businesses that are expected to be disposed of in the third quarter of 2020 as criteria for held for sale accounting treatment was met upon completion of the Raytheon Merger on April 3, 2020.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company has been monitoring the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic. In the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our expectations regarding future sales and cash flows. We considered these factors to be a triggering event requiring impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney.
Impairment evaluations at Collins Aerospace and Pratt & Whitney resulted in several other charges as further discussed in “Note 1: Basis of Presentation and Summary of Accounting Principles.” These charges were primarily due to declines in expected future commercial air traffic, airline bankruptcies, or other impacts such as accelerated fleet retirements and the shift in overhead costs to our military production contracts in joint military/commercial production facilities due to the decline in commercial sales volumes. We also evaluated amortizable intangible assets and identified no impairments.
Finally, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control.
We recorded total goodwill impairments of $3.2 billion related to the two Collins Aerospace reporting units by weighting the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case. We used these weightings, as we believe they reflect the risks and opportunities relative to our current estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios. For these other reporting units, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace, with a fair value in excess of book value, including goodwill, of $1.4 billion or 19%. Material changes in these estimates could occur and result in additional impairments in future periods. If the discount rate used for the impairment analysis increased or decreased by 25 basis points, the impairments of the two Collins Aerospace reporting units would have increased by$1.2 billion or decreased by $1.3 billion, respectively. If the cash flows were decreased or increased by 10% the impairments would have increased by $2.5 billion or decreased by $2.1 billion, respectively.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than originally anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, would require the Company to record a non-cash impairment charge.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$47	$(34)	$47	$(34)
Collaboration assets	4,948	(997)	4,862	(920)
Exclusivity assets	2,425	(274)	2,386	(275)
Developed technology and other	1,685	(288)	890	(217)
Customer relationships	29,938	(4,134)	17,750	(3,392)
	$39,043	$(5,727)	$25,935	$(4,838)
Unamortized:
Trademarks and other	8,687	—	3,376	—
Total	$47,730	$(5,727)	$29,311	$(4,838)
Exclusivity assets represent payments made to our customers to secure certain contractual rights that are capitalized when distinct rights are obtained and sufficient incremental cash flows to support the recoverability of the assets have been established. Otherwise, the applicable portion of the payments is recorded as a reduction in revenue.
Intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows. Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our amortizable intangible assets and no impairment was identified as of June 30, 2020; however, we recorded $17 million and $57 million in the quarter and six months ended June 30, 2020, respectively related to the impairment of an indefinite-lived tradename intangible assets at Collins Aerospace. With the exception of this tradename, the intangible asset that was closest to impairment was another tradename at Collins Aerospace with a fair value in excess of book value of approximately $70 million, or 4%. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets for the quarters and six months ended June 30, 2020 and 2019 were $600 million and $907 million and $296 million and $615 million, respectively. The following is the expected amortization of intangible assets for the years 2020 through 2025.

(dollars in millions)	Remaining 2020	2021	2022	2023	2024	2025
Amortization expense	$1,230	$2,523	$1,989	$2,101	$2,166	$2,030

Note 3: Discontinued Operations
As discussed above, on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Otis and Carrier and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. The Separation Transactions were completed on April 3, 2020. In the six months ended June 30, 2020, a total of $1,345 million of costs have been incurred related to the Separation Transactions and recorded in the following financial statement line items: $876 million in Income from discontinued operations, $19 million in Income tax expense from discontinued operations, $35 million in Income from continuing operations and $415 million in Income tax expense.
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Income (loss) from discontinued operations is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars, in millions)	2020	2019	2020	2019
Otis	$—	$260	$187	$522
Carrier	—	544	196	916
Separation related transactions (1)	9	(87)	(895)	(87)
Income (loss) from discontinued operations (2)	$9	$717	$(512)	$1,351
(1) Reflects debt extinguishment costs related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the

Separation Transactions and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities.
(2) Net income for Otis and Carrier for the quarter ended June 30, 2020 prior to the Separation Transactions were not material.
The following summarized financial information related to discontinued operations has been reclassified from Income from continuing operations and included in Income (loss) from discontinued operations:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars, in millions)	2020	2019	2020	2019
Otis
Net sales	$—	$3,348	$2,966	$6,444
Cost of products sold	—	1,224	913	2,286
Cost of services sold	—	1,150	1,157	2,284
Research and development	—	35	38	79
Selling, general and administrative expense	—	471	450	913
Other expense, net	—	(19)	(65)	(25)
Non-operating expense, net	—	4	3	8
Income from discontinued operations, before income taxes	—	445	340	849
Income tax expense	—	140	116	256
Income from discontinued operations	—	305	224	593
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	45	37	71
Income from discontinued operations attributable to common shareowners	$—	$260	$187	$522
Carrier
Net sales	$—	$4,956	$3,884	$9,273
Cost of products sold	—	2,901	2,239	5,463
Cost of services sold	—	582	527	1,114
Research and development	—	103	98	200
Selling, general and administrative expense	—	735	669	1,420
Other income (expense), net	—	115	(30)	170
Non-operating (income) expense, net	—	(12)	17	(22)
Income from discontinued operations, before income taxes	—	762	304	1,268
Income tax expense	—	209	102	339
Income from discontinued operations	—	553	202	929
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	9	6	13
Income from discontinued operations attributable to common shareowners	$—	$544	$196	$916
Separation related transactions (1)
Selling, general and administrative expense	$13	$—	167	$—
Non-operating expense, net	43	—	709	—
Loss from discontinued operations, before income taxes	(56)	—	(876)	—
Income tax (benefit) expense	(65)	87	19	87
Income (loss) from discontinued operations, net of tax (2)	9	(87)	(895)	(87)
Total Income (loss) from discontinued operations attributable to common shareowners	$9	$717	$(512)	$1,351
(1) Reflects debt extinguishment costs related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities.
(2) Net income for Otis and Carrier for the quarter ended June 30, 2020 prior to the Separation Transactions were not material.

Selected financial information related to cash flows from discontinued operations is as follows:

	Six Months Ended June 30,
(dollars, in millions)	2020	2019
Net cash (used in) provided by operating activities	$(661)	$841
Net cash used in investing activities	(241)	(114)
Net cash used in financing activities	(1,481)	(698)
Net cash (used in) provided by operating activities includes the net operating cash flows of Otis and Carrier prior to the separation, as well as costs incurred by the Company primarily related to professional services costs pertaining to the separation and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash used in financing activities primarily consists of cash distributed by the Company to Otis and Carrier upon separation.
The major components of assets and liabilities related to discontinued operations at December 31, 2019 are provided below:

(dollars, in millions)	Otis	Carrier	Total
Assets
Cash and cash equivalents	$1,446	$995	$2,441
Accounts receivable, net	2,899	2,728	5,627
Contract assets, current	530	679	1,209
Inventories and contracts in progress, net	571	1,332	1,903
Other assets, current	213	221	434
Future income tax benefits	355	370	725
Fixed assets, net	747	1,686	2,433
Operating lease right-of-use assets	529	818	1,347
Goodwill	1,647	9,807	11,454
Intangible assets, net	490	1,083	1,573
Other assets	220	2,457	2,677
Total assets related to discontinued operations	$9,647	$22,176	$31,823
Liabilities and Redeemable Noncontrolling Interest
Short-term borrowings	$33	$38	$71
Accounts payable	1,321	1,682	3,003
Accrued liabilities	1,651	2,889	4,540
Contract liabilities, current	2,288	611	2,899
Long-term debt, currently due	1	237	238
Long-term debt	5	82	87
Future pension and postretirement benefit obligations	560	455	1,015
Operating lease liabilities	383	668	1,051
Other long-term liabilities (1)	514	1,025	1,539
Total liabilities related to discontinued operations	$6,756	$7,687	$14,443
(1) Amounts include a deferred tax jurisdictional netting adjustment of $145 million.
The Separation of Carrier was treated as a return on capital and recorded as a reduction to retained earnings, as it was in a net asset position, while the Separation of Otis was treated as a return of capital and recorded as an adjustment to Common stock, as it was in a net liability position. The remaining assets and liabilities related to discontinued operations at June 30, 2020 primarily relate to trailing tax assets and liabilities of the Company related to the Separation Transactions, including indemnification obligations.

Note 4: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations attributable to common shareowners	$(3,844)	$1,183	$(3,406)	$1,895
Income (loss) from discontinued operations	9	717	(512)	1,351
Net income (loss) attributable to common shareowners	$(3,835)	$1,900	$(3,918)	$3,246
Basic weighted average number of shares outstanding	1,501.3	854.4	1,225.4	853.8
Stock awards and equity units (share equivalent)	—	9.3	—	8.5
Diluted weighted average number of shares outstanding	1,501.3	863.7	1,225.4	862.3
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations attributable to common shareowners	$(2.56)	$1.38	$(2.78)	$2.22
Income (loss) from discontinued operations	0.01	0.84	(0.42)	1.58
Net income (loss) attributable to common shareowners	$(2.55)	$2.22	$(3.20)	$3.80
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations attributable to common shareowners	$(2.56)	$1.37	$(2.78)	$2.20
Income (loss) from discontinued operations	0.01	0.83	(0.42)	1.56
Net income (loss) attributable to common shareowners	$(2.55)	$2.20	$(3.20)	$3.76
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2020, the number of stock awards excluded from the computation was 36.6 million and 53.3 million, respectively. For the quarter and six months ended June 30, 2019, the number of stock awards excluded from the computation was 11.0 million and 13.0 million, respectively. All outstanding stock awards are excluded in the computation of diluted earnings per share in the quarter and six months ended June 30, 2020 because their effect was antidilutive due to the loss from continuing operations.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
Accounts receivable	$9,990	$8,997
Allowance for expected credit losses	(494)	(254)
Total accounts receivable, net	$9,496	$8,743
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these factoring arrangements, the Company factored receivables of $3.8 billion and $3.5 billion during the six months ended June 30, 2020 and 2019, respectively. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At June 30, 2020 and December 31, 2019, the Company had $11 million and $7 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable for the six months ended June 30, 2020 were as follows:

(dollars in millions)
Balance as of December 31, 2019	$254
Current period provision for expected credit losses(1)	225
Write-offs charged against the allowance for expected credit losses	(3)
Other(2)	18
Balance as of June 30, 2020	$494
(1) The current provision for expected credit losses for the six months ended June 30, 2020 includes $194 million of reserves driven by customer bankruptcies and additional general reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2) Other includes $34 million of impact related to the adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of June 30, 2020 and December 31, 2019 are as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Contract assets	$9,943	$4,462
Contract liabilities, current	(11,997)	(9,014)
Contract liabilities, non-current (included within Other long-term liabilities)	(111)	—
Net contract liabilities	$(2,165)	$(4,552)
Contract assets increased $5.5 billion during the six months ended June 30, 2020, primarily due to the Raytheon Merger, which accounted for an increase of $5.4 billion. Contract liabilities increased $3.1 billion during the six months ended June 30, 2020 due to the Raytheon Merger, which accounted for an increase of $3.2 billion. We recognized revenue of $625 million and $1,808 million during the quarter and six months ended June 30, 2020, respectively, related to contract liabilities as of January 1, 2020 and $587 million and $1,538 million during the quarter and six months ended June 30, 2019, respectively, related to contract liabilities as of January 1, 2019.
Our contract assets and liabilities also include amounts related to foreign government direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers for which we have not yet obtained regulatory approval and licenses. We had approximately $1.2 billion of total contract value, recognized approximately $400 million of sales for work performed through the date of the Raytheon Merger and approximately $50 million of sales subsequent to the date of the Raytheon Merger through June 30, 2020, and received approximately $450 million in advances as of June 30, 2020 on these contracts. On a contract by contract basis, we had $150 million of both net contract assets and net contract liabilities, related to the contracts pending approval.
Total contract assets include an allowance for credit losses of $155 million as of June 30, 2020. The increase in the allowance for the six months ended June 30, 2020 includes incremental reserves of $108 million related to a number of airline customers that have filed for bankruptcy due to the current economic environment primarily caused by the COVID-19 pandemic. In addition, in the quarter and six months ended June 30, 2020, we wrote off $96 million and $106 million, respectively, of contract assets due to the impact of lower estimated future customer activity principally driven by the expected acceleration of fleet retirements of a certain aircraft.
Note 7: Inventory, net

(dollars in millions)	June 30, 2020	December 31, 2019
Raw materials	$3,375	$2,984
Work-in-process	3,031	2,586
Finished goods	3,850	3,477
	$10,256	$9,047
Raw materials, work-in-process and finished goods are net of valuation reserves of $1,345 million and $1,122 million as of June 30, 2020 and December 31, 2019, respectively.

Note 8: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2020	December 31, 2019
Commercial paper	$160	$—
Other borrowings	83	2,293
Total short-term borrowings	$243	$2,293
As of June 30, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of June 30, 2020. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company entered into and terminated a number of credit agreements in the six months ended June 30, 2020.
On February 11, 2020 and March 3, 2020, we terminated a $2.0 billion revolving credit agreement and a $4.0 billion term loan credit agreement, respectively. Upon termination, we repaid the $2.1 billion of borrowings outstanding on the $4.0 billion term loan credit agreement. On April 3, 2020, upon the completion of the Raytheon Merger, we terminated a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement.
On March 20, 2020 and March 23, 2020, we entered into two $500 million term loan credit agreements and borrowed $1.0 billion under these agreements in the first quarter of 2020. We terminated these agreements on May 5, 2020 and April 28, 2020, respectively, upon repayment.
On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025. On May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021. As of June 30, 2020 we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Otis and Carrier issued and the Company repaid long-term debt in the six months ended June 30, 2020, which are included in the tables below. On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility which matures on February 10, 2023. Also on February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility which matures February 10, 2023. On March 27, 2020, Otis and Carrier drew on the full amounts of the term loans and distributed the full proceeds to Raytheon Technologies in connection with the Separation Transactions. UTC utilized those amounts to extinguish Raytheon Technologies’ short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

We had the following issuances of long-term debt during the six months ended June 30, 2020, which is inclusive of issuances made by Otis and Carrier which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore were treated as a distribution from discontinued operations within financing activities from continuing operation on our Condensed Consolidated Statement of Cash Flows:

(dollars in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
May 18, 2020	2.250% notes due 2030	$1,000
	3.125% notes due 2050	1,000
March 27, 2020	Term Loan due 2023 (Otis) (1)	1,000
	Term Loan due 2023 (Carrier) (1)	1,750
February 27, 2020	1.923% notes due 2023 (1)	500
	LIBOR plus 0.450% floating rate notes due 2023 (1)	500
	2.056% notes due 2025 (1)	1,300
	2.242% notes due 2025 (1)	2,000
	2.293% notes due 2027 (1)	500
	2.493% notes due 2027 (1)	1,250
	2.565% notes due 2030 (1)	1,500
	2.722% notes due 2030 (1)	2,000
	3.112% notes due 2040 (1)	750
	3.377% notes due 2040 (1)	1,500
	3.362% notes due 2050 (1)	750
	3.577% notes due 2050 (1)	2,000
		$19,300
(1) The debt issuances and term loan draws reflect debt incurred by Otis and Carrier. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

We had the following repayments of long-term debt during the six months ended June 30, 2020:

(dollars in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
May 19, 2020	3.650% notes due 2023 (1)(2)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
		$15,174
(1) In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $43 million and $703 million for the quarter and six months ended June 30, 2020, respectively, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(2) Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
We had no long-term debt issuances or repayments of long-term debt during the six months ended June 30, 2019.
On June 10, 2020, we completed an exchange offer with eligible holders of the outstanding notes of Goodrich Corporation maturing through 2046, Raytheon Company maturing through 2044 and Rockwell Collins Inc. maturing through 2047 (collectively, the “Subsidiary Notes”). An aggregate principal amount of approximately $8.2 billion of the Subsidiary Notes was exchanged for approximately $8.2 billion of Raytheon Technologies notes with identical interest rates, maturity dates, and redemption provisions, if any, as the Subsidiary Notes exchanged. Because the exchange was for substantially identical notes, the change was treated as a debt modification for accounting purposes with no gain or loss recognized.
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
4.875% notes due 2020	$—	$171
4.500% notes due 2020	—	1,250
1.900% notes due 2020	—	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)	—	831
3.125% notes due 2020 (2)	1,000	—
8.750% notes due 2021	250	250
3.100% notes due 2021	250	250
3.350% notes due 2021	—	1,000
LIBOR plus 0.650% floating rate notes due 2021	—	750
1.950% notes due 2021	—	750
1.125% notes due 2021 (€950 million principal value)	—	1,053
2.300% notes due 2022	—	500
2.800% notes due 2022	1,100	1,100

3.100% notes due 2022	—	2,300
2.500% notes due 2022 (2)	1,100	—
1.250% notes due 2023 (€750 million principal value)	—	831
3.650% notes due 2023 (1)	171	2,250
3.700% notes due 2023	400	400
2.800% notes due 2024	—	800
3.200% notes due 2024	950	950
1.150% notes due 2024 (€750 million principal value)	—	831
3.150% notes due 2024 (2)	300	—
3.950% notes due 2025 (1)	1,500	1,500
1.875% notes due 2026 (€500 million principal value)	—	554
2.650% notes due 2026 (1)	719	1,150
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027	1,300	1,300
7.200% notes due 2027 (2)	382	—
7.100% notes due 2027	142	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (2)	185	—
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value) (1)	561	554
2.250% notes due 2030 (1)	1,000	—
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (2)	600	—
4.700% notes due 2041 (2)	425	—
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043	400	400
4.200% notes due 2044 (2)	300	—
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	—
Other (including finance leases)	325	315
Total principal long-term debt	32,453	41,274
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	54	(315)
Total long-term debt	32,507	40,959
Less: current portion	1,297	3,258
Long-term debt, net of current portion	$31,210	$37,701
(1) We may redeem these notes at our option pursuant to their terms.
(2) Debt assumed in the Raytheon Merger.

The average maturity of our long-term debt at June 30, 2020 is approximately 14 years. The average interest expense rate on our total borrowings for the quarters ended June 30, 2020 and 2019 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average interest expense rate	3.8%	3.6%	3.8%	3.6%

Note 9: Income Taxes
Our effective tax rate was 1.0% and 0.5% in the quarters ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for the quarter ended June 30, 2020 is primarily due to the absence of the tax benefit related to the 2019 audit settlements, which decreased the prior year rate by 22.5%, partially offset by a 17.4% increase in the rate associated with the non-deductible goodwill impairment, a 1.6% increase to the rate related to the debt exchange, and a 1.2% increase in the rate associated with a revaluation of certain international tax incentives, with the remaining 1.8% decrease composed of various unrelated items, which individually and collectively are not significant.
Our effective tax rate was (22.0)% and 7.4% in the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 is primarily due to the absence of the tax benefit related to the 2019 audit settlements, which decreased the prior year rate by 12.7%, partially offset by a 24.6% increase in the rate associated with the non-deductible goodwill impairment, a 14.3% increase in the rate for the impairment of deferred tax assets as a result of the Separation Transactions or the Raytheon Merger, a 2.2% increase to the rate related to the debt exchange, and a 1.7% increase in the rate associated with a revaluation of certain international tax incentives. The remaining decrease of 0.7% is composed of various unrelated items, which individually and collectively are not significant.
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Philippines, Poland, Singapore, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.
As a result of the Separation Transactions and the Distributions in April of 2020, we transferred unrecognized tax benefits to Carrier and Otis of approximately $440 million in the second quarter. Pursuant to the terms of the separation agreements, certain other unrecognized tax benefits retained by Raytheon Technologies will be subject to indemnification. As a result of the Raytheon Merger, unrecognized tax benefits increased during the second quarter by approximately $240 million due to inclusion of items related to pre-merger Raytheon Company tax periods. Additionally, it is reasonably possible that a net reduction within the range of $140 million to $275 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes. Interest on unrecognized tax benefits during the quarter ended June 30, 2020 and 2019 were $11 million and $13 million, respectively. The amount of interest accrued at June 30, 2020 was $126 million.
Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and either obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.
The Examination Division of the Internal Revenue Service (IRS) commenced an audit of Raytheon Technologies tax years 2017 and 2018 in the second quarter of 2020. The Examination Division of the IRS is auditing pre-merger Raytheon Company tax periods 2017, 2018 and 2019 under the IRS Compliance Assurance Program, as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon Merger. The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close prior to the end of 2020.

As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017 as well as other potential settlements and statute of limitations expirations, it is reasonably possible that the Company may recognize non-cash gains in the range of $75 million to $125 million, primarily tax, prior to the end of 2020.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans, and defined contribution plans.
On April 3, 2020, UTC completed the Separation Transactions, which included the transfer of certain defined benefit plans from UTC to Otis and Carrier. The plans transferred were primarily international plans with the majority of the UTC defined benefit liability remaining with Raytheon Technologies. Upon separation, the employees within Otis and Carrier were terminated from Raytheon Technologies. The terminations of approximately 3,400 domestic pension plan participants triggered a mid-year remeasurement of the UTC domestic plans. The remeasurement, which was calculated using discount rates and asset values as of April 3, 2020, resulted in a $2.4 billion increase to our pension liability, primarily due to a decrease in the fair market value of the plans’ assets since December 31, 2019. Historical amounts have been restated for discontinued operations. All service cost previously associated with Otis and Carrier is included in discontinued operations. For non-service pension expense and the pension liability, only the portion related to the defined benefit plans that was transferred to Otis and Carrier as part of the Separation Transactions was reclassified to discontinued operations.
Raytheon Company has both funded and unfunded domestic and foreign defined benefit pension and PRB plans. As of the merger date, the Raytheon Company plans were remeasured at fair value using accounting policies consistent with the UTC plans. The deferred pension and PRB plan losses included in Raytheon Company’s accumulated other comprehensive income (loss) as of the merger date were eliminated and are no longer subject to amortization in net periodic benefit (income) cost and postretirement benefit costs. Amounts prior to the merger date of April 3, 2020, do not include the Raytheon Company pension plan results.
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
US qualified and international defined benefit plans	$34	$33	$42	$37
Defined contribution plans	227	117	440	252
We made no contributions to our domestic defined benefit pension plans for the quarters and six months ended June 30, 2020 and 2019. Included in the current year contributions to employer sponsored defined contribution plans for the six months ended June 30, 2020 is $77 million of additional contributions resulting from the 2019 amendment to the UTC domestic pension plans whereby plan participants ceased accrual of additional benefits for future service effective December 31, 2019 and began receiving additional employer contributions effective January 1, 2020 under the UTC domestic defined contribution plan.
Future pension and postretirement benefit obligations on the Condensed Consolidated Balance Sheet consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
Long-term pension liabilities	$13,774	$1,770
Long-term PRB liabilities	1,069	696
Other pension and PRB related items	129	21
Total long-term pension and PRB liabilities(1)	$14,972	$2,487
(1)  Increase in long-term pension and PRB liabilities is primarily due to the Raytheon Merger and the remeasurement of the UTC legacy plans.

The following table illustrates the components of net periodic benefit (income) cost for our defined pension and PRB plans:

	Pension Benefits Quarter Ended June 30,		Other Postretirement Benefits Quarter Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Operating expense
Service cost	$142	$74	$2	$1
Non-operating expense
Interest cost	452	321	10	8
Expected return on plan assets	(814)	(568)	(4)	—
Amortization of prior service cost (credit)	13	4	(1)	(11)
Recognized actuarial net loss (gain)	83	49	(3)	(3)
Net settlement and curtailment loss	27	—	—	—
Non-service pension (income) cost	(239)	(194)	2	(6)
Total net periodic benefit (income) cost	$(97)	$(120)	$4	$(5)

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Operating expense
Service cost	$179	$146	$3	$2
Non-operating expense
Interest cost	705	642	16	16
Expected return on plan assets	(1,335)	(1,136)	(5)	(1)
Amortization of prior service cost (credit)	26	9	(2)	(22)
Recognized actuarial net loss (gain)	169	98	(6)	(6)
Net settlement and curtailment loss	27	8	—	—
Non-service pension (income) cost	(408)	(379)	3	(13)
Total net periodic benefit (income) cost	$(229)	$(233)	$6	$(11)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. The fair value of marketable securities held in trusts consisted of the following:

(dollars in millions)	June 30, 2020	December 31, 2019
Marketable securities held in trusts	$758	$—

Note 11: Restructuring Costs
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During the quarter and six months ended June 30, 2020, we recorded net pre-tax restructuring costs totaling $427 million and $435 million, respectively, for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Pratt & Whitney	$107	$107
Collins Aerospace Systems	151	157
Corporate expenses and other unallocated items	169	171
Total	$427	$435

Restructuring charges incurred during the quarter and six months ended June 30, 2020 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

(dollars in millions)	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Cost of sales	$183	$188
Selling, general and administrative	244	247
Total	$427	$435
2020 Actions. During the quarter ended June 30, 2020, we recorded net pre-tax restructuring costs of $444 million, comprised of $199 million in cost of sales and $245 million in selling, general and administrative expenses. During the six months ended June 30, 2020, we recorded net pre-tax restructuring costs of $446 million, comprised of $200 million in cost of sales and $246 million in selling, general and administrative expenses. The 2020 actions primarily relate to severance and restructuring actions resulting from the Raytheon Merger, severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the anticipated impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, and ongoing cost reduction efforts including workforce reductions and the consolidation of field and manufacturing operations.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter and six months ended June 30, 2020:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Quarter Ended June 30, 2020
Restructuring accruals at March 31, 2020	$2	$—	$2
Net pre-tax restructuring costs	443	1	444
Utilization, foreign exchange and other costs	(50)	(1)	(51)
Balance at June 30, 2020	$395	$—	$395

Six Months Ended June 30, 2020
Restructuring accruals at December 31, 2019	$—	$—	$—
Net pre-tax restructuring costs	445	1	446
Utilization, foreign exchange and other costs	(50)	(1)	(51)
Balance at June 30, 2020	$395	$—	$395

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Remaining Costs at June 30, 2020
Pratt & Whitney	$131	$—	$(130)	$1
Collins Aerospace Systems	184	(1)	(146)	37
Corporate expenses and other unallocated items	169	(1)	(168)	—
Total	$484	$(2)	$(444)	$38
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2020 and 2021.

2019 Actions. During the quarter ended June 30, 2020, we reversed $9 million of net pre-tax restructuring costs for restructuring actions initiated in 2019, all of which was recorded in cost of sales. During the six months ended June 30, 2020, we recorded a reversal of net pre-tax restructuring costs totaling $4 million for restructuring actions initiated in 2019, including a reversal of $7 million in cost of sales, partially offset by expense of $3 million in selling, general and administrative expenses. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter and six months ended June 30, 2020:

(dollars in millions)	Severance	Facility Exit, and Other Costs	Total
Quarter Ended June 30, 2020
Restructuring accruals at March 31, 2020	$36	$10	$46
Net pre-tax restructuring costs	(9)	—	(9)
Utilization, foreign exchange and other costs	(10)	—	(10)
Balance at June 30, 2020	$17	$10	$27

Six Months Ended June 30, 2020
Restructuring accruals at December 31, 2019	$47	$11	$58
Net pre-tax restructuring costs	(6)	2	(4)
Utilization, foreign exchange and other costs	(24)	(3)	(27)
Balance at June 30, 2020	$17	$10	$27

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Remaining Costs at June 30, 2020
Pratt & Whitney	$121	$(133)	$—	$12	$—
Collins Aerospace Systems	112	(27)	(5)	(3)	77
Corporate expenses and other unallocated items	2	(2)	—	—	—
Total	$235	$(162)	$(5)	$9	$77
2018 and Prior Actions. During the quarter and six months ended June 30, 2020, we reversed net pre-tax restructuring costs totaling $8 million and $7 million, respectively, for restructuring actions initiated in 2018 and prior. As of June 30, 2020, we have approximately $48 million of accrual balances remaining related to 2018 and prior actions.
Note 12: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging (Topic 815) of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures.
The aggregate notional amount of our outstanding foreign currency hedges was $13.5 billion and $13.0 billion at June 30, 2020 and December 31, 2019, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments as of June 30, 2020 and December 31, 2019:

(dollars in millions)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$30	$23
	Accrued liabilities	(334)	(166)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$19	$23
	Accrued liabilities	(47)	(116)

The effect of cash flow hedging relationships on Accumulated other comprehensive income and on the Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2020 and 2019 are presented in the table below. The amounts of loss are attributable to foreign exchange contract activity and are generally recorded as a component of Product sales when reclassified from Accumulated other comprehensive income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
(Loss) gain recorded in Accumulated other comprehensive loss	$188	$21	$(215)	$28
Loss reclassified from Accumulated other comprehensive loss into Product sales	27	16	56	20
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of June 30, 2020, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses. As of June 30, 2020, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, $77 million of pre-tax losses is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2020, all derivative contracts accounted for as cash flow hedges will mature by January 21, 2028.
The effect of derivatives not designated as hedging instruments within Other income (expense), net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Foreign exchange contracts	$10	$27	$(29)	$60

Note 13: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$758	$758	$—	$—
Derivative assets	49	—	49	—
Derivative liabilities	(381)	—	(381)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$53	$53	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(282)	—	(282)	—
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
As of June 30, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$281	$276	$220	$220
Short-term borrowings	(243)	(243)	(2,293)	(2,293)
Long-term debt (excluding finance leases)	(32,442)	(37,165)	(40,883)	(45,887)
Long-term liabilities	(48)	(46)	(334)	(320)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$276	$—	$276	$—
Short-term borrowings	(243)	—	(160)	(83)
Long-term debt (excluding finance leases)	(37,165)	—	(28,842)	(8,323)
Long-term liabilities	(46)	—	(46)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$220	$—	$220	$—
Short-term borrowings	(2,293)	—	—	(2,293)
Long-term debt (excluding finance leases)	(45,887)	—	(45,802)	(85)
Long-term liabilities	(320)	—	(320)	—

Note 14: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2020
Balance at March 31, 2020	$(4,647)	$(6,693)	$(448)	$(11,788)
Other comprehensive income (loss) before reclassifications, net	665	(2,371)	188	(1,518)
Amounts reclassified, pre-tax	—	85	27	112
Tax benefit (expense)	3	568	(52)	519
Separation of Otis and Carrier, net of tax	3,287	584	4	3,875
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive income (loss) before reclassifications, net	(780)	(2,363)	(215)	(3,358)
Amounts reclassified, pre-tax	—	187	56	243
Tax benefit (expense)	12	537	40	589
Separation of Otis and Carrier, net of tax	3,287	584	4	3,875
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)

(dollars in millions)	Foreign Currency Translation	Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2019
Balance at March 31, 2019	$(2,932)	$(6,422)	$(165)	$(9,519)
Other comprehensive income (loss) before reclassifications, net	(435)	(13)	21	(427)
Amounts reclassified, pre-tax	(1)	43	16	58
Tax expense (benefit)	14	(6)	(12)	(4)
Balance at June 30, 2019	$(3,354)	$(6,398)	$(140)	$(9,892)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(3,442)	$(5,718)	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	95	(14)	28	109
Amounts reclassified, pre-tax	—	87	20	107
Tax expense (benefit)	1	(16)	(15)	(30)
ASU 2018-02 adoption impact	(8)	(737)	—	(745)
Balance at June 30, 2019	$(3,354)	$(6,398)	$(140)	$(9,892)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The standard allowed companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income (AOCI) from the TCJA. We elected to reclassify the income tax effects of the TCJA from AOCI of $745 million to retained earnings, effective January 1, 2019.

Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension benefit for each period presented (see “Note 10: Employee Benefit Plans” for additional details).
Note 15: Variable Interest Entities
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

(dollars in millions)	June 30, 2020	December 31, 2019
Current assets	$6,097	$5,448
Noncurrent assets	908	894
Total assets	$7,005	$6,342
Current liabilities	$6,904	$6,971
Noncurrent liabilities	109	94
Total liabilities	$7,013	$7,065

Note 16: Guarantees
We extend a variety of financial, market value and performance guarantees to third parties. These instruments expire on various dates through 2024. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of June 30, 2020 and December 31, 2019, the following guarantees related to continuing operations were outstanding:

(dollars in millions)	June 30, 2020		December 31, 2019
	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$333	$8	$333	$7
Third party guarantees(1)	365	4	48	—
(1)  Increase in guarantees is primarily due to the Raytheon Merger.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $121 million and $166 million at June 30, 2020 and December 31, 2019, respectively. For additional information regarding the environmental indemnifications, see ”Note 17: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$1,033	$929
Warranties and performance guarantees issued	149	212
Settlements	(154)	(155)
Other	(20)	9
Balance as of June 30	$1,008	$995

Note 17: Commitments and Contingencies
Summarized below are the matters previously described in “Note 16: Contingent Liabilities” within the Notes to the Consolidated Financial Statements in our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, updated as applicable.
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in “Note 1: Basis of Presentation and Summary of Accounting Principles,” we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. At June 30, 2020 and December 31, 2019, we had $811 million and $725 million, respectively, reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing and other contractual commitments of approximately $15.0 billion as of both June 30, 2020 and December 31, 2019 on a gross basis before reduction for our collaboration partners’ share. These commitments primarily relate to financing commitments to our commercial aerospace industry customers and commitments to secure certain contractual rights to provide product on new aircraft platforms. In connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in International Aero Engines AG (IAE), additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments, which are considered in other contractual commitments above, are being capitalized as collaboration intangible assets. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.9 billion as of June 30, 2020.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2020, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DOJ); and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many may result in no adverse action against us. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.
Legal Proceedings. The Company and its subsidiaries are subject to various litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($621 million at June 30, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with cost accounting standards from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the Armed Services Board of Contract Appeals (ASBCA) on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($105 million at June 30, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with cost accounting standards from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the cost accounting standards for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($64 million at June 30, 2020), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
Thales-Raytheon Systems Matter
As previously disclosed in Raytheon Company’s Form 10-K for the year ended December 31, 2019, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Thales-Raytheon Systems (TRS) or anyone acting on their behalf in connection with TRS or Raytheon contracts in certain Middle East countries since 2014. In the first quarter of 2020, the Department of Justice (DOJ) advised Raytheon it had opened a parallel investigation. Raytheon maintains a rigorous anti-corruption compliance program, is cooperating fully with the SEC’s inquiry, and is examining whether there has been any conduct that is in violation of Raytheon policy. At this time, there is no ability to predict the outcome of the SEC’s or DOJ’s inquiry. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity. This matter became applicable to Raytheon Technologies following the April 3, 2020 Raytheon Merger.
Other. As described in “Note 16: Guarantees,” we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 18: Segment Financial Data
Our operations, effective as of the date of the Raytheon Merger, are classified into four principal segments: Collins Aerospace, Pratt & Whitney, RIS and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. See “Note 20: Segment Financial Data” within the Notes to the Consolidated Financial Statements in our 2019 Annual Report for a description of the Collins Aerospace and Pratt & Whitney segments.
Raytheon Intelligence & Space is a leading developer and provider of integrated sensor and communication systems for advanced missions, including space-enabled information and multi-domain intelligence solutions, as well as electronic warfare solutions, advanced training and logistic services, and cyber and software solutions to intelligence, defense, federal and commercial customers worldwide.
Raytheon Missiles & Defense is a leading designer, developer, integrator and producer of missile and combat systems for the armed forces of the U.S. and allied nations and a leader in integrated air and missile defense, large land- and sea-based radar solutions, command, control, communications, computers, cyber and intelligence solutions, naval combat and ship electronic and sensing systems, and undersea sensing and effects solutions.
In conjunction with the Raytheon Merger, we revised our measurement of segment performance to reflect how management now reviews and evaluates operating performance. Under the new segment performance measurement, certain acquisition accounting adjustments are now excluded from segments’ results in order to better represent the ongoing operational performance of those segments. In addition, the majority of Corporate expenses are now allocated to the segments, excluding certain items that remain at Corporate because they are not included in management’s review of the segments’ results. Historical results, discussion and presentation of our business segments reflect the impact of these adjustments for all periods presented. Also as a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between our service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
Recast segment sales and operating profit, reflecting the performance measurement changes described above, were as follows:

Total Net Sales	Quarter Ended						Twelve Months Ended
(dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019		December 31, 2019
Collins Aerospace Systems	$6,438	$6,444	$6,495	$6,576	$6,513		$26,028
Pratt & Whitney	5,353	5,645	5,285	5,154	4,818		$20,902
Raytheon Intelligence & Space	—	—	—	—	—	—	—
Raytheon Missiles & Defense	—	—	—	—	—	—	—
Total segment	11,791	12,089	11,780	11,730	11,331		$46,930
Eliminations and other	(431)	(395)	(407)	(401)	(378)		(1,581)
Consolidated	$11,360	$11,694	$11,373	$11,329	$10,953		$45,349

Operating Profit	Quarter Ended						Twelve Months Ended
(dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019		December 31, 2019
Collins Aerospace Systems	$1,246	$1,009	$1,259	$1,276	$964		$4,508
Pratt & Whitney	475	354	520	449	478		1,801
Raytheon Intelligence & Space	—	—	—	—	—	—	—
Raytheon Missiles & Defense	—	—	—	—	—	—	—
Total segment	1,721	1,363	1,779	1,725	1,442		6,309
Eliminations and other	(25)	(25)	(46)	(42)	(27)		(140)
Corporate expenses and other unallocated items	(130)	(151)	(83)	(87)	(46)		(367)
FAS/CAS operating adjustment	—	—	—	—	—		—
Acquisition accounting adjustments	(271)	(231)	(220)	(210)	(227)		$(888)
Consolidated	$1,295	$956	$1,430	$1,386	$1,142		$4,914
Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments. Results for the quarters ended June 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2020	2019	2020	2019	2020	2019
Collins Aerospace Systems	$4,202	$6,576	$(317)	$1,276	(7.5)%	19.4%
Pratt & Whitney	3,487	5,154	(457)	449	(13.1)%	8.7%
Raytheon Intelligence & Space	3,314	—	311	—	9.4%	—%
Raytheon Missiles & Defense	3,590	—	397	—	11.1%	—%
Total segment	14,593	11,730	(66)	1,725	(0.5)%	14.7%
Eliminations and other(1)	(532)	(401)	(28)	(42)
Corporate expenses and other unallocated items (2)	—	—	(277)	(87)
FAS/CAS operating adjustment	—	—	356	—
Acquisition accounting adjustments	—	—	(3,745)	(210)
Consolidated	$14,061	$11,329	$(3,760)	$1,386	(26.7)%	12.2%

(1) Includes the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.
(2) The net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project of $35 million in the three months ended June 30, 2020 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in the quarter ended June 30, 2019.
Results for the six months ended June 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2020	2019	2020	2019	2020	2019
Collins Aerospace Systems	$10,640	$13,089	$929	$2,240	8.7%	17.1%
Pratt & Whitney	8,840	9,972	18	927	0.2%	9.3%
Raytheon Intelligence & Space	3,314	—	311	—	9.4%	—%
Raytheon Missiles & Defense	3,590	—	397	—	11.1%	—%
Total segment	26,384	23,061	1,655	3,167	6.3%	13.7%
Eliminations and other (1)	(963)	(779)	(53)	(69)
Corporate expenses and other unallocated items (2)	—	—	(407)	(133)
FAS/CAS operating adjustment	—	—	356	—
Acquisition accounting adjustments	—	—	(4,016)	(437)
Consolidated	$25,421	$22,282	$(2,465)	$2,528	(9.7)%	11.3%
(1) Includes the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.
(2) The net expenses related to the U.S. Army’s LTAMDS project of $35 million in the six months ended June 30, 2020 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in the six months ended June 30, 2019.
Total assets by segment are as follows:

	Total Assets
(dollars in millions)	June 30, 2020	December 31, 2019
Collins Aerospace Systems(1)	$70,791	$74,049
Pratt & Whitney(1)	31,749	31,170
Raytheon Intelligence & Space(1)	20,137	—
Raytheon Missiles & Defense(1)	29,681	—
Total segment	152,358	105,219
Corporate and other	9,024	2,573
Assets related to discontinued operations	135	31,823
Consolidated	$161,517	$139,615
(1) Total assets include acquired intangible assets and property, plant and equipment fair value adjustment. Related amortization expense is included in Acquisition accounting adjustments.
We disaggregate our contracts from customers by geographic location, by customer and by sales type. Our geographic location is based on customer location, utilizing end user customer location where known or practical. In instances in which determining the end user customer is not known or practical, we utilize ship to location as the customer location. In addition, for our RIS and RMD segments, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Historical results have been recast to reflect the presentation of this disaggregation.

Segment sales disaggregated by geographic region for the quarters ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,505	$1,892	$2,565	$2,150	$49	$9,161	$3,233	$2,076	$—	$—	$2	$5,311
Asia Pacific	388	787	195	351	13	1,734	606	1,277	—	—	—	1,883
Middle East and North Africa	99	122	122	720	8	1,071	184	198	—	—	—	382
Europe	787	512	102	291	66	1,758	1,795	1,181	—	—	—	2,976
Canada and All Other	114	177	24	14	8	337	356	421	—	—	—	777
Consolidated net sales	3,893	3,490	3,008	3,526	144	14,061	6,174	5,153	—	—	2	11,329
Inter-segment sales	309	(3)	306	64	(676)	—	402	1	—	—	(403)	—
Business segment sales	$4,202	$3,487	$3,314	$3,590	$(532)	$14,061	$6,576	$5,154	$—	$—	$(401)	$11,329
Segment sales disaggregated by geographic region for the six months ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$5,649	$4,247	$2,565	$2,150	$47	$14,658	$6,321	$4,093	$—	$—	$6	$10,420
Asia Pacific	992	2,208	195	351	13	3,759	1,178	2,478	—	—	—	3,656
Middle East and North Africa	242	294	122	720	8	1,386	368	396	—	—	—	764
Europe	2,532	1,529	102	291	66	4,520	3,679	2,173	—	—		5,852
Canada and All Other	486	559	24	14	15	1,098	756	834	—	—	—	1,590
Consolidated net sales	9,901	8,837	3,008	3,526	149	25,421	12,302	9,974	—	—	6	22,282
Inter-segment sales	739	3	306	64	(1,112)	—	787	(2)	—	—	(785)	—
Business segment sales	$10,640	$8,840	$3,314	$3,590	$(963)	$25,421	$13,089	$9,972	$—	$—	$(779)	$22,282

Segment sales disaggregated by customer for the quarters ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government(1)	$1,353	$1,283	$2,497	$2,141	$54	$7,328	$1,286	$1,148	$—	$—	$—	$2,434
Foreign military sales through the U.S. government	77	281	202	782	—	1,342	75	315	—	—	—	390
Foreign government direct commercial sales	204	122	209	569	—	1,104	248	134	—	—	—	382
Commercial aerospace and other commercial	2,259	1,804	100	34	90	4,287	4,565	3,556	—	—	2	8,123
Consolidated net sales	3,893	3,490	3,008	3,526	144	14,061	6,174	5,153	—	—	2	11,329
Inter-segment sales	309	(3)	306	64	(676)	—	402	1	—	—	(403)	—
Business segment sales	$4,202	$3,487	$3,314	$3,590	$(532)	$14,061	$6,576	$5,154	$—	$—	$(401)	$11,329
(1) Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by customer for the six months ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government(1)	$2,642	$2,522	$2,497	$2,141	$54	$9,856	$2,312	$2,152	$—	$—	$—	$4,464
Foreign military sales through the U.S. government	132	552	202	782	—	1,668	126	566	—	—	—	692
Foreign government direct commercial sales	429	260	209	569	—	1,467	483	284	—	—	—	767
Commercial aerospace and other commercial	6,698	5,503	100	34	95	12,430	9,381	6,972	—	—	6	16,359
Consolidated net sales	9,901	8,837	3,008	3,526	149	25,421	12,302	9,974	—	—	6	22,282
Inter-segment sales	739	3	306	64	(1,112)	—	787	(2)	—	—	(785)	—
Business segment sales	$10,640	$8,840	$3,314	$3,590	$(963)	$25,421	$13,089	$9,972	$—	$—	$(779)	$22,282
(1) Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$3,190	$1,888	$2,333	$3,232	$125	$10,768	$5,076	$3,310	$—	$—	$2	$8,388
Service	703	1,602	675	294	19	3,293	1,098	1,843	—	—	—	2,941
Consolidated net sales	$3,893	$3,490	$3,008	$3,526	$144	$14,061	$6,174	$5,153	$—	$—	$2	$11,329
Inter-segment sales	309	(3)	306	64	(676)	—	402	1	—	—	(403)	—
Business segment sales	$4,202	$3,487	$3,314	$3,590	$(532)	$14,061	$6,576	$5,154	$—	$—	$(401)	$11,329
Segment sales disaggregated by sales type for the six months ended June 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$8,094	$5,143	$2,333	$3,232	$130	$18,932	$10,132	$6,286	$—	$—	$6	$16,424
Service	1,807	3,694	675	294	19	6,489	2,170	3,688	—	—	—	5,858
Consolidated net sales	$9,901	$8,837	$3,008	$3,526	$149	$25,421	$12,302	$9,974	$—	$—	$6	$22,282
Inter-segment sales	739	3	306	64	(1,112)	—	787	(2)	—	—	(785)	—
Business segment sales	$10,640	$8,840	$3,314	$3,590	$(963)	$25,421	$13,089	$9,972	$—	$—	$(779)	$22,282
RIS and RMD segment sales disaggregated by contract type for the quarter and six months ended June 30, 2020 are as follows:

	Quarter Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Total	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Total
Fixed-price	$1,203	$2,178	$3,381	$1,203	$2,178	$3,381
Cost-type	1,805	1,348	3,153	1,805	1,348	3,153

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters and six months ended June 30, 2020 and 2019, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 28, 2020, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income (loss) and of changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying condensed consolidated interim financial information, the Company has reflected the effects of discontinued operations. The accompanying December 31, 2019 condensed consolidated balance sheet reflects this change.

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

Boston, MA
July 28, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries. On April 3, 2020, United Technologies Corporation (UTC) completed the Separation Transactions as defined below, and on April 3, 2020, completed the Raytheon Merger as defined below, to form the new company, Raytheon Technologies Corporation. As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD).
Separation Transactions and Distributions. On April 3, 2020, United Technologies Corporation (UTC) (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company (Raytheon) completed their previously announced all-stock merger of equals transaction (the Raytheon Merger). Upon closing of the Raytheon Merger, Raytheon Company became a wholly-owned subsidiary of UTC, which changed its name to “Raytheon Technologies Corporation.”
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms “Raytheon Company,” or “Raytheon” mean Raytheon Company and its subsidiaries prior to the Raytheon Merger.
UTC was determined to be the accounting acquirer in the merger, and as a result the financial statements of Raytheon Technologies for the period ended and as of June 30, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar with results recorded from the April 3, 2020 merger close date through June 28, 2020 while Collins Aerospace Systems (Collins Aerospace) and Pratt & Whitney continue to use a quarter calendar end of June 30, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
The current status of significant factors affecting our business environment in 2020 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2019 Annual Report, which is incorporated by reference in our 2019 Form 10-K, and the “Risk Factors” in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
Industry Considerations
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. Our operations include original equipment manufacturer (OEM) and extensive related aftermarket parts and services related to our aerospace operations. Our defense business serves both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers. Our business mix also reflects the combination of shorter cycles in our commercial aerospace spares contracts and certain service contracts in our defense business primarily at RIS, and longer cycles in our aerospace OEM and aftermarket maintenance contracts and on our defense contracts to design, develop, manufacture or modify complex equipment. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
Government legislation, policies and regulations can have a negative impact on our worldwide operations. Government and market-driven safety and performance regulations, restrictions on aircraft engine noise and emissions, government imposed travel restrictions, and government procurement practices can impact our businesses.

Collins Aerospace and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles and the general economic health of airline carriers are key barometers for our commercial aerospace operations. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Our commercial aftermarket operations continue to evolve as a significant portion of our aerospace operations’ customers are covered under long-term aftermarket service agreements at both Collins Aerospace and Pratt & Whitney. These agreements are comprehensive long-term spare part and service agreements with our customers.
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in market demand and the global political environment. Total sales to the U.S. government were $7.3 billion and $2.4 billion for the quarters ended June 30, 2020 and 2019, or 52% and 21% of total sales for those periods, respectively. Total sales to the U.S. government were $9.9 billion and $4.5 billion for the six months ended June 30, 2020 and 2019, or 39% and 20% of total sales for those periods, respectively. Our participation in long-term production, development and sustainment programs for the U.S. government has and is expected to contribute positively to our results in 2020.
Impact of the COVID-19 pandemic on results and forward looking impacts
In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business and operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. Additionally, public sentiments regarding air travel have also had a significant impact. We began to experience issues related to COVID-19 in the first quarter, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Collins Aerospace and Pratt & Whitney businesses. However, our customers continued to receive our products and services during the first quarter and the outbreak did not have a significant impact on our operating results for the quarter ended March 31, 2020.
In the second quarter of 2020 and subsequent to quarter end, the continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the significant decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data and estimates, revenue passenger miles (RPMs) for the year ended December 31, 2020 could decline by approximately 60% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, and furloughing employees when needed. In the quarter ended June 30, 2020, we recorded total restructuring charges of $427 million primarily related to personnel reductions. Thus far, most of these actions have been taken at our Collins Aerospace and Pratt & Whitney businesses. The former Raytheon Company businesses have not experienced significant facility closures or other business disruptions.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the pandemic, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses to continue to be significantly negatively impacted. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to when and if commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Our latest estimates are that this recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event requiring us to reassess our commercial aerospace business goodwill and intangibles valuations, as well as our significant assumptions of future cash flows from our underlying assets and potential changes in our liabilities in both the first and second quarters of 2020. In the second quarter of 2020, our revenue at Collins Aerospace and Pratt & Whitney was significantly impacted by the decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. In order to evaluate the ongoing impact, we updated our forecast assumptions of future business activity that are subject to a wide range of uncertainties, including those noted above.
Based upon our analysis, we concluded that the carrying value of two of our Collins Aerospace reporting units as of June 30, 2020 was greater than its fair value, and accordingly, we recorded a goodwill impairment charge of $3.2 billion in the quarter ended June 30, 2020. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q for additional information. Additionally, in the quarter and six months ended June 30, 2020 we recorded write-downs of assets in our Collins Aerospace and Pratt & Whitney businesses primarily related to increased estimated credit losses of $237 million and $309 million in the quarter and six months ended June 30, 2020, respectively, a reduction in expected future billings or revenues on commercial contracts, based on a change in estimated customer activity during the current period, of $179 million and $190 million in the quarter and six months ended June 30, 2020, respectively, the impairment of a Collins Aerospace trade name of $17 million and $57 million in the quarter and six months ended June 30, 2020, respectively, and a change in contract estimates related to a shift in overhead costs to military contracts of $44 million in both the quarter and six months ended June 30, 2020. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.
Although the impact of COVID-19 on our commercial markets is significant, we currently believe we have sufficient liquidity to withstand the potential impacts of COVID-19. With the completion of the Separation Transactions, the Distributions and the Raytheon Merger, we have a balanced and diversified portfolio of both aerospace and defense businesses which we believe will help mitigate the impacts of the COVID-19 pandemic and future business cycles.
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of end market demand in construction, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2020. With regard to political conditions, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply components, some of which are sole-sourced, to our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our aerospace operations’ sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. See Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for further discussion.
The following activity is disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended, as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency.
In January 2020, Raytheon Company inadvertently misdirected a vendor payment for $105,000 to Bank Saderat Iran as the result of a data entry error. Bank Saderat Iran is sanctioned by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) as a financial institution owned or controlled by the Government of Iran and is blocked under the Iranian Transactions and Sanctions Regulations (31 CFR Part 560) and Global Terrorism Sanctions Regulations (31 CFR Part 594). The misdirected payment, which occurred prior to the Raytheon Merger, was blocked by Raytheon Company’s U.S. bank in accordance with OFAC requirements. Raytheon Company subsequently determined that a data entry error had resulted in its vendor being assigned incorrect bank routing information associated with the sanctioned Iranian bank. Neither Raytheon Company’s vendor, nor the intended recipient bank, are or were subject to U.S. government sanctions. On March 2, 2020, Raytheon Company submitted a license request to OFAC seeking release of the blocked funds, and OFAC issued the license on July 1, 2020. Raytheon Company did not receive any revenues or profits associated with the inadvertent payment.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below and reflect updates from our 2019 Form 10-K as a result of the Raytheon Merger and Separation Transactions. Actual results in these areas could differ from management’s estimates.
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage of completion basis, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule including consideration of customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, estimated aircraft and engine utilization and estimated useful lives of components, among other variables. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of loss provisions on our contracts accounted for on a percentage of completion basis.
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Operating profit	$(151)	$(69)	$(130)	$(81)
Income (loss) from continuing operations attributable to common shareowners (1)	(119)	(55)	(103)	(64)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.08)	$(0.06)	$(0.08)	$(0.07)
(1)  Amounts reflect a U.S. statutory tax rate of 21%, which approximates our effective tax rate on our EAC adjustments.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the merger date, since only the unperformed portion of the contract at the merger date represents the obligation of the Company. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.

Costs incurred for engineering and development of aerospace products under contracts with customers are capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin, and subsequently amortized as the OEM products are delivered to the customer. The estimation of contract margin requires management’s judgment. We regularly assess capitalized contract fulfillment costs for impairment.
Goodwill and Intangible Assets. The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets consist of patents, trademarks/tradenames, exclusivity assets, developed technology, customer relationships, and other intangible assets including a collaboration asset established in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in International Aero Engines AG (IAE). The fair value for acquired customer relationship intangibles is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair value of the trademark and tradename intangible assets are determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value using an appropriate discount rate. See “Note 1: Basis of Presentation and Accounting Principles Update” within Item 1 of this Form 10-Q for further details.
We applied these approaches to the valuation of intangibles for the Raytheon Merger, for which the most significant intangible assets identified were customer relationships and tradenames. Specific to these intangible assets, our estimates of market participant future cash flows included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. For the customer relationships, where appropriate, the net cash flows were probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. In addition, the net cash flows were discounted using an appropriate discount rate. The estimated fair value of identifiable intangible assets acquired in connection with the Raytheon Merger was approximately $19.1 billion.
Also included within other intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. Capitalized payments made on these contractual commitments are amortized as a reduction of sales. We amortize these intangible assets based on the pattern of economic benefit, which typically results in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with increasing amortization expense as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. The gross value of these contractual commitments at June 30, 2020 was approximately $12.3 billion, of which approximately $3.2 billion has been paid to date. We record these payments as intangible assets when such payments are no longer conditional. We regularly assess the recoverability of these intangibles, which is dependent upon the future success and profitability of the underlying aircraft platforms including the associated aftermarket revenue streams.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing using the guidance and criteria described in the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). A goodwill impairment loss is measured at the amount by which a reporting unit’s carrying value exceeds its fair value, without exceeding the recorded amount of goodwill. In developing our estimates for the fair value of our reporting units, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For these quantitative assessments that are performed, fair value is primarily based on income approaches using discounted cash flow models and relief from royalty models, which have significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. Such assumptions are subject to variability from year to year and are directly impacted by global market conditions. The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company has been monitoring the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic. In the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our expectations regarding future sales and cash flows. We considered these factors to be a triggering event requiring impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney.
Impairment evaluations at Collins Aerospace and Pratt & Whitney resulted in several other charges as further discussed in the “Business Overview” section above, and includes $17 million and $57 million of impairment related to a Collins Aerospace indefinite-lived tradename intangible, in the quarter and six months ended June 30, 2020. These charges were primarily due to declines in expected future commercial air traffic, airline bankruptcies, or other impacts such as accelerated fleet retirements and the shift in overhead costs to our military production contracts in joint military/commercial production facilities due to the decline in commercial sales volumes. We also evaluated amortizable intangible assets and identified no impairments.
Finally, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control.
We recorded total goodwill impairments of $3.2 billion related to the two Collins Aerospace reporting units by weighting the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case. We used these weightings, as we believe they reflect the risks and opportunities relative to our current estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios. For these other reporting units, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace, with a fair value in excess of book value, including goodwill, of $1.4 billion or 19%. Material changes in these estimates could occur and result in additional impairments in future periods. If the discount rate used for the impairment analysis increased or decreased by 25 basis points, the impairments of the two Collins Aerospace reporting units would have increased by $1.2 billion or decreased by $1.3 billion, respectively. If the cash flows were decreased or increased by 10% the impairments would have increased by $2.5 billion or decreased by $2.1 billion, respectively.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, would require the Company to record a non-cash impairment charge.
Employee Benefit Plans. We sponsor domestic and foreign defined benefit pension and postretirement benefit (PRB) plans. Assumptions used to calculate our funded status are determined based on company data and appropriate market indicators. They are evaluated annually at December 31 and when significant events require a mid-year remeasurement. A change in any of these assumptions or actual experience that differs from these assumptions are subject to recognition in pension and postretirement net periodic benefit (income) cost reported in the Condensed Consolidated Financial Statements.
Assumptions used in the accounting for these employee benefit plans require judgement. Major assumptions include the discount rate and expected return on plan assets (EROA). Other assumptions include mortality rates, demographic assumptions (such as retirement age), rate of increase in employee compensation levels, and health care cost increase projections.
The weighted-average discount rates used to measure pension and PRB liabilities are based on yield curves developed using high-quality corporate bonds as well as plan specific cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit costs by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
As a result of the Raytheon Merger we have updated our sensitivity analysis as of the merger date. An increase of 25 basis points in the discount rate would have decreased our projected benefit obligation by $1,921 million as of April 3, 2020. A decrease of 25 basis points in the discount rate would have increased our projected benefit obligation by $2,018 million as of April 3, 2020.
The discount rate sensitivities assume no change in the shape or steepness of the company-specific yield curve used to plot the individual spot rates that will be applied to the projected cash outflows for future benefit payments in order to calculate interest and service cost. A flattening of the yield curve, results in a narrowing of the spread between interest and obligation discount rates and would increase our net periodic benefit cost. Conversely, a steepening of the yield curve would result in an increase in the spread between interest and obligation discount rates and would decrease our net periodic benefit cost.
The EROA is the average rate of earnings expected over the long term on assets invested to fund anticipated future benefit payment obligations. In determining the EROA assumption, we consider the target asset allocation of plan assets, economic and other indicators of future performance, and the historical performance of total plan assets and individual asset classes. In addition, we may consult with and consider the opinions of financial and other professionals in developing the appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. Differences between actual asset returns in a given year and the EROA do not necessarily indicate a change in the assumption is required, as the EROA represents the expected average returns over a long-term horizon.
We must apply both Financial Accounting Standards (FAS) requirements under U.S. Generally Accepted Accounting Principles (GAAP) (as described above) and U.S. government Cost Accounting Standards (CAS) requirements to calculate pension and PRB expense. Both FAS and CAS expense use long term assumptions requiring judgement, but the CAS expense calculation is different from the FAS requirements and calculation methodology. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. Our CAS pension expense is comprised primarily of CAS service cost as well as amortization amounts resulting from demographic or economic experience different than expected, changes in assumptions, or changes in plan provisions. CAS requires contractors to compare the liability using a discount rate based on the EROA to a liability using a discount rate based on high-quality corporate bonds, and use the greater of the two liability calculations in developing CAS expense. Additionally, unlike FAS, CAS expense is only recognized for plans that are not fully funded. Consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.
The segment results of RIS and RMD only include pension and PRB expense as determined under CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments is the FAS/CAS operating adjustment and is reported as a separate line in our segment results. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins Aerospace and Pratt & Whitney include FAS service cost. The other components of FAS expense for all segments are recorded in non-operating income under Non-service pension (benefit) on our Condensed Consolidated Statement of Operations.
We are also subject to ERISA funding rules, which require us to fully fund our pension plans over a rolling seven-year period as determined annually based on the Pension Protection Act of 2006 (PPA) calculated funded status at the beginning of each year. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. Due to the differences in requirements and calculation methodologies, neither our FAS expense nor our CAS expense is indicative of the PPA funding requirements.
Income Taxes. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits, which may be realized over an extended period of time. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.
In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In addition, we have entered into certain internal legal entity restructuring transactions necessary to effectuate the Separation Transactions. We have accrued tax on these transactions based on our interpretation of the applicable tax laws and our determination of appropriate entity valuations. See “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 9: Income Taxes” within Item 1 of this Form 10-Q for further discussion.
Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and either obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.
Contingent Liabilities. Our operating units include businesses which sell products and services and conduct operations throughout the world. As described in “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q, contractual, regulatory and other matters in the normal course of business may arise that subject us to claims or litigation. Of note, the design, development, production and support of new aerospace technologies is inherently complex and subject to risk. Since the PW1000G Geared Turbofan engine entered into service in 2016, technical issues have been identified and experienced with the engine, which is typical for new engines and new aerospace technologies. Pratt & Whitney has addressed these issues through various improvements and modifications. These issues have resulted in financial impacts, including increased warranty provisions, customer contract settlements, and reductions in contract performance estimates. Additional technical issues may also arise in the normal course, which may result in financial impacts that could be material to the Company’s financial position, results of operations and cash flows.
Additionally, we have significant contracts with the U.S. government, subject to government oversight and audit, which may require significant adjustment of contract prices. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of then currently available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context. As discussed further above in Business Overview, the results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. In addition, as a result of the Separations Transactions and the Distributions, beginning in the second quarter of 2020, the historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net Sales	$14,061	$11,329	$25,421	$22,282
The factors contributing to the total change year-over-year in total net sales for the quarter and six months ended June 30, 2020 are as follows:

(dollars in millions)	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Organic change	$(4,098)	$(3,560)
Foreign currency translation	(75)	(201)
Acquisitions and divestitures, net	6,905	6,900
Other	—	—
Total change	$2,732	$3,139
Net sales decreased $4,098 million organically in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. This decrease reflects lower organic sales of $2.4 billion at Collins Aerospace, primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, partially offset by higher military sales. The declines in commercial aerospace OEM sales and commercial aerospace aftermarket sales were both primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $1.7 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales and lower commercial OEM sales, both primarily due to a significant reduction in shop visits and related spare part sales and commercial engine deliveries, principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales primarily driven by an increase in F135 engine sales. The $6,905 million sales increase due to acquisitions and divestitures, net for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, is primarily driven by the Raytheon Merger on April 3, 2020.
Net sales decreased $3,560 million organically for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease reflects lower organic sales of $2.4 billion at Collins Aerospace, primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, partially offset by higher military sales. The declines in commercial aerospace OEM sales and commercial aerospace aftermarket sales were both primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $1.1 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales and lower commercial OEM sales, both primarily due to a significant reduction in shop visits and related spare part sales and commercial engine deliveries, principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales primarily driven by an increase in F135 engine sales. The $6,900 million sales increase due to acquisitions and divestitures, net for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, is primarily driven by the Raytheon Merger on April 3, 2020.
The composition of external net sales by products and services sales for the quarter and six months ended June 30, 2020 was approximately the following:

	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Quarter Ended June 30, 2020
Products	85%	55%	75%	90%
Services	15%	45%	25%	10%

Six Months Ended June 30, 2020
Products	80%	60%	75%	90%
Services	20%	40%	25%	10%

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Net Sales
Products	$10,768	$8,389	77%	74%
Services	3,293	2,940	23%	26%
Total net sales	$14,061	$11,329	100%	100%
Net products sales grew $2,379 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily due to an increase in external product sales of $5.6 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $1.9 billion at Collins Aerospace and $1.4 billion at Pratt & Whitney.
Net services sales grew $353 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily due to an increase in external services sales of $1.0 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $0.4 billion at Collins Aerospace and $0.2 billion at Pratt & Whitney.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Net Sales
Products	$18,933	$16,424	74%	74%
Services	6,488	5,858	26%	26%
Total net sales	$25,421	$22,282	100%	100%

Net products sales grew $2,509 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in external product sales of $5.6 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $2.0 billion at Collins Aerospace and $1.1 billion at Pratt & Whitney.
Net services sales grew $630 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in external services sales of $1.0 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $0.4 billion at Collins Aerospace.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Sales to the U.S. government(1)	$7,328	$2,434	52%	21%
Foreign military sales through the U.S. government	1,342	390	10%	3%
Foreign government direct commercial sales	1,104	382	8%	3%
Commercial aerospace and other commercial sales	4,287	8,123	30%	72%
Total net sales	$14,061	$11,329	100%	100%
(1) Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Sales to the U.S. government(1)	$9,856	$4,464	39%	20%
Foreign military sales through the U.S. government	1,668	692	7%	3%
Foreign government direct commercial sales	1,467	767	6%	3%
Commercial aerospace and other commercial sales	12,430	16,359	49%	73%
Total net sales	$25,421	$22,282	100%	100%
(1) Excludes foreign military sales through the U.S. government.
Cost of Products and Services Sold

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$12,214	$8,554	$20,786	$16,973
Percentage of net sales	86.9%	75.5%	81.8%	76.2%
The factors contributing to the change year-over-year for the quarter and six months ended June 30, 2020 in total cost of products and services sold are as follows:

(dollars in millions)	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Organic change	$(2,368)	$(1,846)
Foreign currency translation	(72)	(168)
Acquisitions and divestitures, net	5,593	5,542
Restructuring	171	133
Acquisition accounting adjustments	325	322
Other	11	(170)
Total change	$3,660	$3,813
The organic decrease in total cost of products and services sold for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, of $2,368 million was primarily driven by the organic sales decreases noted above. The increase in Acquisitions and divestitures, net of $5,593 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 is primarily driven by the Raytheon Merger on April 3, 2020.
The organic decrease in total cost of products and services sold for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, of $1,846 million was primarily driven by the organic sales decreases noted above. The increase in Acquisitions and divestitures, net of $5,542 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily driven by the Raytheon Merger on April 3, 2020. The decline in Other of $170 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, reflects the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition of $181 million at Collins Aerospace.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Cost of sales
Products	$9,620	$6,736	68.4%	59.5%
Services	2,594	1,818	18.4%	16.0%
Total cost of sales	$12,214	$8,554	86.9%	75.5%
Net products cost of sales grew $2,884 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Pratt & Whitney and Collins Aerospace.
Net services cost of sales grew $776 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services cost of sales at Collins Aerospace and Pratt & Whitney.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Cost of sales
Products	$16,249	$13,399	63.9%	60.1%
Services	4,537	3,574	17.8%	16.0%
Total cost of sales	$20,786	$16,973	81.8%	76.2%
Net products cost of sales grew $2,850 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace and Pratt & Whitney.
Net services cost of sales grew $963 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services cost of sales at Collins Aerospace.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Company-funded	$695	$605	$1,230	$1,192
Percentage of net sales	4.9%	5.3%	4.8%	5.3%
Customer-funded (1)	$1,198	$574	$1,825	$1,125
Percentage of net sales	8.5%	5.1%	7.2%	5.0%
(1) Customer-funded research and development costs are included in cost of sales in our consolidated statement of operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The increase in company-funded research and development of $90 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, was primarily driven by $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Pratt & Whitney principally driven by cost reduction measures due to the current economic environment primarily due to COVID-19. The increase in company-funded research and development of $38 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily driven by $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Pratt & Whitney principally driven by cost reduction measures due to the current economic environment primarily due to COVID-19.
The increase in customer-funded research and development of $624 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020. The increase in customer-funded research and development of $700 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was also primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020. The remaining increase was driven by higher military development program expenses of $0.1 billion at Pratt & Whitney and $0.1 billion at Collins Aerospace.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$1,811	$902	$2,788	$1,770
Percentage of net sales	12.9%	8.0%	11.0%	7.9%
Selling, general and administrative expenses increased $909 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020 and higher general and administrative restructuring costs of $0.2 billion. The growth in Selling, general and administrative expenses also includes increases of $0.1 billion at Pratt & Whitney and $0.1 billion at Collins Aerospace principally driven by increased estimates of expected credit losses primarily due to customer bankruptcies and additional general allowances for credit losses.
Selling, general and administrative expenses increased $1,018 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020 and higher general and administrative restructuring costs of $0.2 billion. The growth in Selling, general and administrative expenses also includes higher expenses of $0.2 billion at Pratt & Whitney and $0.1 billion at Collins Aerospace principally driven by increased estimates of expected credit losses primarily due to customer bankruptcies and additional general allowances for credit losses.
We are continuously evaluating our cost structure and have implemented restructuring actions as a method of keeping our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses. See “Note 11: Restructuring Costs” within Item 1 of this Form 10-Q and Restructuring Costs, below, for further discussion.
Other Income (Loss), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Other income (loss), net	$82	$118	$101	$181
Other income (loss), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The decrease in other income (loss), net of $36 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily due to net unfavorable year-over-year impact of foreign exchange gains and losses of $45 million, $19 million related to the absence of a prior year licensing sale at Pratt & Whitney, $17 million related to the impairment of a tradename related to Collins Aerospace resulting from the projected impact of COVID-19 and $16 million of lower equity earnings in unconsolidated entities, partially offset by $83 million related to foreign government wage subsidies due to COVID-19 at Pratt & Whitney and Collins Aerospace, with the remaining change spread across multiple items with no individual common or significant driver.
The decrease in Other income (loss), net of $80 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to $59 million of net unfavorable year-over-year impact of foreign exchange gains and losses, $57 million related to the impairment of a tradename related to Collins Aerospace resulting from the projected impact of COVID-19, $19 million related to the absence of a prior year licensing sale at Pratt & Whitney and $18 million related to the absence of a prior year gain on divestiture at Pratt & Whitney, partially offset by $83 million related to foreign government wage subsidies due to COVID-19 at Pratt & Whitney and Collins Aerospace.
Operating Profits

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Operating profits (loss)	$(3,760)	$1,386	$(2,465)	$2,528
Operating profit (loss) margin	(26.7)%	12.2%	(9.7)%	11.3%
The decrease in operating profits of $5,146 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily driven by the $3,183 million goodwill impairment loss related to two Collins Aerospace reporting units and operating performance at our segments as described below in the individual segment results. Included in the decrease in operating profits was an increase in restructuring costs of $406 million primarily related to the Raytheon Merger on April 3, 2020 and restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments, and an additional increase in acquisition accounting adjustments of $353 million related to the Raytheon Merger.

The decrease in operating profits of $4,993 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by the $3,183 million goodwill impairment loss related to two Collins Aerospace reporting units. Included in the decrease in operating profits was an increase in restructuring costs of $360 million primarily related to the Raytheon Merger on April 3, 2020 and restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments and an increase in acquisition accounting adjustments of $353 million related to the Raytheon Merger.
Non-service Pension (Benefit)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Non-service pension (benefit)	$(237)	$(200)	$(405)	$(392)
The change in Non-service pension (benefit) of $37 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily driven by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, partially offset by an increase in the amortization of net actuarial loss in quarter ended June 30, 2020 compared to the quarter ended June 30, 2020 for the UTC plans.
The change in Non-service pension (benefit) of $13 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, partially offset by an increase in the amortization of net actuarial loss in six months ended June 30, 2020 compared to the six months ended June 30, 2019 for the UTC plans.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense	$346	$420	$685	$851
Interest income	(11)	(68)	(18)	(79)
Interest expense, net	$335	$352	$667	$772
Average interest expense rate	3.8%	3.6%	3.8%	3.6%
Interest expense, net decreased $17 million and $105 million for the quarter and six months ended June 30, 2020, compared to the quarter and six months ended June 30, 2019, respectively. The decrease in interest expense was primarily due to the repayment of long-term debt. Included in the decrease was a $44 million change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, primarily related to the Raytheon Merger. The average maturity of our long-term debt at June 30, 2020 is approximately 14 years. The decrease in interest income for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019 and for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by interest income of $58 million related to tax settlements in the prior year.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate	1.0%	0.5%	(22.0)%	7.4%

Included in the effective tax rate for the quarter ended June 30, 2020 was the 21% tax benefit from the pretax loss, offset by a 17.4% increase in the rate associated with the non-deductible goodwill impairment, a 1.6% increase to the rate related to the debt exchange, and a 1.2% increase in the rate associated with a revaluation of certain international tax incentives. The remaining 0.2% decrease to the rate is composed of various unrelated items, which individually and collectively are not significant.
The effective tax rate for the six months ended June 30, 2020 included the 21% tax benefit on the pretax loss, offset by a 24.6% increase in the rate associated with the non-deductible goodwill impairment, a 14.3% increase in the rate for the impairment of deferred tax assets as a result of the Separation Transactions or the Raytheon Merger, a 2.2% increase to the rate related to the debt exchange, and a 1.7% increase in the rate associated with a revaluation of certain international tax incentives. The remaining 0.2% increase to the rate is composed of various unrelated items, which individually and collectively are not significant.
The effective tax rate for the quarter and six months ended June 30, 2019 included the 21% tax expense from the pretax income offset by a net decrease to the rate of 22.5% and 12.9%, respectively, associated with audit settlements related to the

Examination Division of the Internal Revenue Service for the UTC 2014-2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. The remaining 2.0% increase for the quarter ended June 30, 2019 and 0.7% decrease for the six months ended June 30, 2019 is composed of various unrelated items, which individually and collectively are not significant.
The full year rate is subject to change as guidance and interpretations related to the Tax Cuts and Jobs Act of 2017 (TCJA) continue to be finalized. Additionally, we anticipate variability in the tax rate quarter to quarter from potential discrete items. On July 20, 2020, the U.S. Treasury Department released final global intangible low-taxed income (GILTI) and proposed subpart F income regulations. The GILTI regulations provide guidance with respect to provisions enacted in the TCJA and allow for retroactive application. We are reviewing the impact and currently estimate a tax benefit in the range of $80 to $120 million to be recorded in third quarter of 2020.
Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) from continuing operations attributable to common shareowners	$(3,844)	$1,183	$(3,406)	$1,895
Diluted earnings (loss) per share from continuing operations	$(2.56)	$1.37	$(2.78)	$2.20
Net loss from continuing operations attributable to common shareowners for the quarter ended June 30, 2020 includes $3,200 million of goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted earnings per share from continuing operations of $2.13, acquisition accounting adjustments primarily related to the Raytheon Merger of $424 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.28, restructuring charges of $322 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.21, increased estimates of expected credit losses driven by customer bankruptcies and additional general allowances for credit losses of $189 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.13, significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of certain aircrafts and the impact of EAC adjustments related to estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs of $183 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.12, the tax related items noted in Income Taxes above, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.06, foreign government wage subsidies income related to COVID-19 at Pratt & Whitney and Collins Aerospace of $67 million, net of tax, which had a favorable impact on diluted earnings per share from continuing operations of $0.04, and transaction costs related to the Raytheon Merger of $62 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.04.
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2019 includes $322 million of tax settlements and related interest income on tax settlements, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.37, acquisition accounting adjustments of $165 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.19, transaction and integration costs related to the Raytheon Merger and Rockwell Collins acquisition of $34 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.04 and restructuring charges, net of tax, of $16 million, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.02.
Net loss from continuing operations attributable to common shareowners for the six months ended June 30, 2020 includes $3,240 million of goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted earnings per share from continuing operations of $2.63, acquisition accounting adjustments primarily related to the Raytheon Merger of $603 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.49, the tax related items noted in Income Taxes above, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.42, restructuring charges of $328 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.27, increased estimates of expected credit losses driven by customer bankruptcies and additional general allowances for credit losses of $244 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.16, significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of certain aircrafts and the impact of EAC adjustments related to estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs of $200 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.13, transaction costs related to the Raytheon Merger of $88 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.07, and foreign government wage subsidies income related to COVID-19 at Pratt & Whitney and Collins Aerospace of $67 million, net of tax, which had a favorable impact on diluted earnings per share from continuing operations of $0.04.
Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2019 includes acquisition accounting adjustments of $345 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.40, tax settlements and related interest income on tax settlements of $322 million, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.37, amortization on the inventory fair value step-up associated with the Rockwell Collins acquisition of $141 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.16, restructuring charges of $56 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.07, transaction and integration costs related to the Raytheon Merger and Rockwell Collins acquisition of $42 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.05 and a loss on the sale of a business at Collins Aerospace of $19 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.02.
Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) from discontinued operations attributable to common shareowners	$9	$717	$(512)	$1,351
Diluted earnings (loss) per share from discontinued operations	$0.01	$0.83	$(0.42)	$1.56
On April 3, 2020, UTC completed the separation of its commercial businesses, Otis and Carrier. Effective as of such date, the historical results of the Otis and Carrier segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information. The decrease of net income (loss) from discontinued operations attributable to common shareowners of $708 million and the related decrease in diluted earnings (loss) per share from discontinued operations of $0.82 in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily due to the separation of Otis and Carrier on April 3, 2020. The decrease of net income (loss) from discontinued operations attributable to common shareowners of $1,863 million and $1.98, respectively, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the costs associated with the separation of our commercial businesses as discussed below.
Net income (loss) from discontinued operations for the quarter ended June 30, 2020 included a benefit associated with the separation of our commercial businesses of $9 million, net of tax. Net income (loss) from discontinued operations for the six months ended June 30, 2020 included costs associated with the separation of our commercial businesses of $895 million, net of tax, primarily related to debt extinguishment costs in connection with the early repayment of outstanding principal of $611 million.
Net income (loss) from discontinued operations for the quarter and the six months ended June 30, 2019 included costs associated with the separation of our commercial businesses of $87 million, net of tax.
Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) attributable to common shareowners	$(3,835)	$1,900	$(3,918)	$3,246
Diluted earnings (loss) per share from operations	$(2.55)	$2.20	$(3.20)	$3.76
Net loss attributable to common shareowners and diluted earnings per share from operations for the quarter and six months ended June 30, 2020 was driven by the decrease in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners and the decrease from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations.
Restructuring Costs

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Restructuring costs	$427	$21	$435	$75

Restructuring actions are an essential component of our operating margin improvement efforts and relate to both existing operations and recent mergers and acquisitions. Charges generally arise from severance related to workforce reductions, facility exit and lease termination costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2020 Actions. During the quarter and six months ended June 30, 2020, we recorded net pre-tax restructuring charges of $444 million and $446 million, respectively, primarily related to severance and restructuring actions resulting from the Raytheon Merger, severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the anticipated impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, and ongoing cost reduction efforts initiated in 2020. We expect to incur additional restructuring charges of $38 million to complete these actions. We are targeting to complete the majority of the actions initiated in 2020 in 2021. We expect recurring pre-tax savings in continuing operations related to these actions to reach approximately $780 million annually within one to two years. Approximately 70% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2020, we had cash outflows of $50 million related to the 2020 actions.
2019 Actions. During the quarters ended June 30, 2020 and 2019, we reversed $9 million and recorded $4 million respectively, of net pre-tax restructuring charges for actions initiated in 2019. During the six months ended June 30, 2020 and 2019, we reversed $4 million and recorded $33 million, respectively, of net pre-tax restructuring charges for actions initiated in 2019. We expect to incur additional restructuring charges of $77 million to complete these actions. We are targeting to complete in 2020 the majority of the remaining workforce and facility related cost reduction actions initiated in 2019. We expect annual recurring pre-tax savings in continuing operations related to these actions to reach approximately $250 million annually within two years of initiating these actions, and we realized approximately $70 million during the six months ended June 30, 2020. Almost all of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2020 and 2019, we had cash outflows of $25 million and $14 million, respectively related to the 2019 actions.
In addition, during the quarters ended June 30, 2020 and 2019, we reversed $8 million and recorded $17 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2018 and prior. During the six months ended June 30, 2020 and 2019, we reversed $7 million and recorded $42 million, respectively of net pre-tax restructuring charges for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see “Note 11: Restructuring Costs” within Item 1 of this Form 10-Q.
Segment Review
As discussed further above in Business Overview, on April 3, 2020, United Technologies Corporation (UTC) completed the Separation Transactions as defined below, and on April 3, 2020, completed the Raytheon Merger as defined below, to form the new company, Raytheon Technologies Corporation. As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD). The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Collins Aerospace and Pratt & Whitney were historically the aerospace businesses under UTC, and these segments remained unchanged as a result of the merger. The RIS and RMD segments were created based on the reorganization of Raytheon’s historical business segments, where Raytheon’s Intelligence, Information and Services and Space and Airborne Systems segments were combined to form the RIS segment, and Raytheon’s Integrated Defense Systems and Missiles Systems segments were combined to form the RMD segment. For a more detailed description of our Collins Aerospace and Pratt & Whitney businesses, see “Business” within Item 1 of our 2019 Annual Report on Form 10-K.
Raytheon Intelligence & Space is a leading developer and provider of integrated sensor and communication systems for advanced missions, including space-enabled information and multi-domain intelligence solutions, as well as electronic warfare solutions, advanced training and logistic services, and cyber and software solutions to intelligence, defense, federal and commercial customers worldwide.
Raytheon Missiles & Defense is a leading designer, developer, integrator and producer of missile and combat systems for the armed forces of the U.S. and allied nations and a leader in integrated air and missile defense, large land- and sea-based radar solutions, command, control, communications, computers, cyber and intelligence solutions, naval combat and ship electronic and sensing systems, and undersea sensing and effects solutions.

In conjunction with the Raytheon Merger, we revised our measurement of segment performance to reflect how management now reviews and evaluates operating performance. Under the new segment performance measurement, certain acquisition accounting adjustments are now excluded from segments’ results in order to better represent the ongoing operational performance of those segments. In addition, the majority of Corporate expenses are now allocated to the segments, excluding certain items that remain at Corporate because they are not included in management’s review of the segments’ results. Historical results, discussion and presentation of our business segments reflect the impact of these adjustments for all periods presented. Also as a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between our service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
Recast segment sales and operating profit, reflecting the performance measurement changes described above, were as follows:

Total Net Sales	Quarter Ended					Twelve Months Ended
(dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2019
Collins Aerospace Systems	$6,438	$6,444	$6,495	$6,576	$6,513	$26,028
Pratt & Whitney	5,353	5,645	5,285	5,154	4,818	$20,902
Raytheon Intelligence & Space	—	—	—	—	—	—
Raytheon Missiles & Defense	—	—	—	—	—	—
Total segment	11,791	12,089	11,780	11,730	11,331	$46,930
Eliminations and other	(431)	(395)	(407)	(401)	(378)	(1,581)
Consolidated	$11,360	$11,694	$11,373	$11,329	$10,953	$45,349

Operating Profit	Quarter Ended					Twelve Months Ended
(dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2019
Collins Aerospace Systems	$1,246	$1,009	$1,259	$1,276	$964	$4,508
Pratt & Whitney	475	354	520	449	478	1,801
Raytheon Intelligence & Space	—	—	—	—	—	—
Raytheon Missiles & Defense	—	—	—	—	—	—
Total segment	1,721	1,363	1,779	1,725	1,442	6,309
Eliminations and other	(25)	(25)	(46)	(42)	(27)	(140)
Corporate expenses and other unallocated items	(130)	(151)	(83)	(87)	(46)	(367)
FAS/CAS operating adjustment	—	—	—	—	—	—
Acquisition accounting adjustments	(271)	(231)	(220)	(210)	(227)	(888)
Consolidated	$1,295	$956	$1,430	$1,386	$1,142	$4,914
Segments are generally based on the management structure of the businesses and the grouping of similar operating companies, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. For our defense contracts, where the primary customer is the U.S. government, our intercompany sales and profit is generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment and certain corporate expenses, as further discussed below.

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
Given the nature of our business, total net sales and operating profits (and the related operating profit margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, as described below.

Total Net Sales—Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$4,202	$6,576	$10,640	$13,089
Pratt & Whitney	3,487	5,154	8,840	9,972
Raytheon Intelligence & Space	3,314	—	3,314	—
Raytheon Missiles & Defense	3,590	—	3,590	—
Total segment	14,593	11,730	26,384	23,061
Eliminations and other	(532)	(401)	(963)	(779)
Consolidated	$14,061	$11,329	$25,421	$22,282

Operating Profits—Operating profits by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$(317)	$1,276	$929	$2,240
Pratt & Whitney	(457)	449	18	927
Raytheon Intelligence & Space	311	—	311	—
Raytheon Missiles & Defense	397	—	397	—
Total segment	(66)	1,725	1,655	3,167
Eliminations and other	(28)	(42)	(53)	(69)
Corporate expenses and other unallocated items	(277)	(87)	(407)	(133)
FAS/CAS operating adjustment	356	—	356	—
Acquisition accounting adjustments	(3,745)	(210)	(4,016)	(437)
Consolidated	$(3,760)	$1,386	$(2,465)	$2,528
Included in segment operating profits are EAC adjustments, which relate to changes in operating profits and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Gross favorable	$151	$109	$288	$219
Gross unfavorable	$(302)	$(178)	$(418)	$(300)
Total net EAC adjustments	$(151)	$(69)	$(130)	$(81)

As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date since only the unperformed portion of the contract at the merger date represents the obligation of the Company. This will have the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss reserves. The change in net EAC adjustments of $82 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily due to $56 million of net unfavorable EAC adjustments for RIS and RMD in the quarter ended June 30, 2020 due to the impact of purchase accounting for the Raytheon Merger. The change in net EAC adjustments of $49 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to $56 million of net unfavorable EAC adjustments for RIS and RMD in the six months ended June 30, 2019 due to the impact of the Raytheon Merger and a decrease in net EAC adjustments of $18 million at Pratt & Whitney, partially offset by an increase in net EAC adjustments of $25 million at Collins Aerospace. Significant EAC adjustments in the second quarters and first six months of 2020 and 2019 are discussed in each business segment’s discussion below. Refer to the individual segment results for further information.
Defense Backlog and Defense Bookings—We believe backlog and bookings are relevant to an understanding of management’s view of our defense operations’ performance. Our defense operations consist primarily of our RIS and RMD businesses, but also to a lesser extent, includes operations in the defense space at our Collins Aerospace and Pratt & Whitney businesses.
Backlog, which is essentially equivalent to our remaining performance obligations for our defense contracts, represents the dollar value of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts). Backlog is affected by changes in foreign exchange rates.
Defense backlog as of June 30, 2020 and December 31, 2019 was as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Collins Aerospace Systems - defense contracts	$8,022	$7,502
Pratt & Whitney - defense contracts	13,354	14,787
Raytheon Intelligence & Space	18,983	—
Raytheon Missiles & Defense	32,775	—
Total defense backlog	$73,134	$22,289
Bookings generally represent the dollar value of new external contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance for our defense operations and are an indicator of potential future changes in these operations’ total net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period.
Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable. Contract cancellations and terminations include contract underruns on cost-type programs.
Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: (1) the desired capability by the customer and urgency of customer needs; (2) customer budgets and other fiscal constraints; (3) political and economic and other environmental factors; (4) the timing of customer negotiations; (5) the timing of governmental approvals and notifications; and (6) the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.
Defense bookings for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems - defense contracts	$1,600	$2,056	$3,703	$3,266
Pratt & Whitney - defense contracts	739	4,402	1,828	5,525
Raytheon Intelligence & Space	3,516	—	3,516	—
Raytheon Missiles & Defense	4,305	—	4,305	—
Total defense bookings	$10,160	$6,458	$13,352	$8,791

Collins Aerospace Systems

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$4,202	$6,576	(36)%	$10,640	$13,089	(19)%
Operating Profits	(317)	1,276	(125)%	929	2,240	(59)%
Operating Profit Margins	(7.5)%	19.4%		8.7%	17.1%
Quarter Ended June 30, 2020 Compared with Quarter Ended June 30, 2019

	Factors Contributing to Total Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(2,366)	$(9)	$1	$—	$—	$(2,374)
Operating Profits	(1,456)	8	—	(134)	(11)	(1,593)
The organic sales decrease of $2.4 billion in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily relates to lower commercial aerospace OEM sales of $1.4 billion and lower commercial aerospace aftermarket sales of $1.1 billion, both primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.2 billion. Included in the organic sales decrease were lower commercial aerospace OEM and aftermarket sales of approximately $0.3 billion related to the Boeing 737 Max program and fewer upgrades due to certain regulatory mandates that were primarily completed in early 2020.
The operational profit decrease of $1.5 billion in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily reflects:
•lower commercial aerospace operating profit of $1.4 billion driven by the lower commercial aerospace OEM and aftermarket sales volume discussed above. Included in the lower commercial OEM operating profit were $122 million of significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of a certain aircraft.
~~•~~higher selling, general and administrative expenses of $0.1 billion primarily driven by $89 million of increased estimates of expected credit losses due to customer bankruptcies and additional general allowances for credit losses.
Included in operational profit in the quarter ended June 30, 2020 was other income of $24 million related to foreign government wage subsidies due to COVID-19.
Other operating profits in the quarter ended June 30, 2020 was relatively consistent with the quarter ended June 30, 2019.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Factors Contributing to Total Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(2,425)	$(20)	$(4)	$—	$—	$(2,449)
Operating Profits	(1,497)	11	50	(101)	226	(1,311)
The organic sales decrease of $2.4 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to lower commercial aerospace OEM sales of $1.7 billion and lower commercial aerospace aftermarket sales of $1.0 billion, both primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.4 billion. Included in the organic sales decrease were lower commercial aerospace OEM and aftermarket sales of approximately $0.5 billion related to the Boeing 737 Max program and fewer upgrades due to certain regulatory mandates that were primarily completed in early 2020.
The operational profit decrease of $1.5 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects:
•lower commercial aerospace operating profit of $1.5 billion driven by the lower commercial aerospace OEM and aftermarket sales volume discussed above. Included in the lower commercial OEM operating profit were $144 million of significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of a certain aircraft.
~~•~~higher selling, general and administrative expenses of $0.1 billion primarily driven by $99 million of increased estimates of expected credit losses due to customer bankruptcies and additional general allowances for credit losses.
Included in operational profit in the six months ended June 30, 2020 was other income of $24 million related to foreign government wage subsidies due to COVID-19 and other income of $12 million related to the favorable impact of a contract related matter.
The increase in Other operating profits of $0.2 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition of $181 million and the absence of a prior year loss on the sale of a business of $25 million.
Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,487	$5,154	(32)%	$8,840	$9,972	(11)%
Operating Profits	(457)	449	(202)%	18	927	(98)%
Operating Profit Margins	(13.1)%	8.7%		0.2%	9.3%
Quarter Ended June 30, 2020 Compared with Quarter Ended June 30, 2019

	Factors Contributing to Total Change
	Organic / Operational	FX Translation(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,652)	$(15)	$—	$—	$—	$(1,667)
Operating Profits	(796)	(1)	—	(104)	(5)	(906)
(1) For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the table above. For all other segments these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.
The organic sales decrease of $1.7 billion in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily reflects lower commercial aftermarket sales of $1.3 billion and lower commercial OEM sales of $0.5 billion, both primarily due to a significant reduction in shop visits and related spare part sales and commercial engine deliveries, principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales of $0.1 billion primarily driven by an increase in F135 engine sales.
        The operational profit decrease of $0.8 billion in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily driven by:

•lower commercial aftermarket operating profits of $0.7 billion driven by the sales volume decrease discussed above and unfavorable mix.
~~•~~higher selling, general and administrative expenses of $0.1 billion primarily driven by $148 million of increased estimates of expected credit losses due to customer bankruptcies and additional general allowances for credit losses.
This increase was partially offset by:
•lower research and development costs of $0.1 billion.
•other income of $59 million related to foreign government wage subsidies due to COVID-19 in the quarter ended June 30, 2020.
Included in operational profit was an increase in net unfavorable EAC adjustments of $16 million, which included significant net unfavorable EAC adjustments of $71 million based on a portfolio review of our commercial aftermarket programs in consideration of the estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs. Also included was an unfavorable EAC adjustment of $44 million on a military program primarily driven by a shift in estimated overhead costs due to the lower commercial engine activity discussed above, partially offset by unfavorable net EAC adjustments in the prior year.
Other operating profits in the quarter ended June 30, 2020 was relatively consistent with the quarter ended June 30, 2019.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Factors Contributing to Total Change
	Organic / Operational	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,096)	$(36)	$—	$—	$—	$(1,132)
Operating Profits	(770)	(12)	—	(90)	(37)	(909)
        The organic sales decrease of $1.1 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects lower commercial aftermarket sales of $1.2 billion and lower commercial OEM sales of $0.2 billion, both primarily due to a significant reduction in shop visits and related spare part sales and commercial engine deliveries, principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales of $0.4 billion primarily driven by an increase in F135 engine sales.
The operational profit decrease of $0.8 billion in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by:
•lower commercial aftermarket operating profits of $0.7 billion driven by the sales volume decrease discussed above and unfavorable mix.
~~•~~higher selling, general and administrative expenses of $0.2 billion primarily driven by $210 million of increased estimates of expected credit losses due to customer bankruptcies and additional general allowances for credit losses.
This increase was partially offset by:
•lower research and development costs of $0.1 billion.
•other income of $59 million related to foreign government wage subsidies due to COVID-19 in the six months ended June 30, 2020.
Included in operational profit was an increase in net unfavorable EAC adjustments of $18 million, which included significant net unfavorable EAC adjustments of $71 million based on a portfolio review of our commercial aftermarket programs in consideration of the estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs. Also included was an unfavorable EAC adjustment of $44 million on a military program primarily driven by a shift in estimated overhead costs due to the lower commercial engine activity discussed above, partially offset by unfavorable net EAC adjustments in the prior year.
        The decrease in Other operating profits of $37 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 relates to the absence of a prior year licensing sale of $19 million and the absence of a prior year gain on divestiture of $18 million.

Raytheon Intelligence & Space

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,314	—	NM	$3,314	—	NM
Operating Profits	311	—	NM	311	—	NM
Operating Profit Margins	9.4%	—		9.4%	—
Bookings	$3,516	—	NM	$3,516	—	NM
NM = Not meaningful
The increase in net sales of $3,314 million in both the quarter and six months ended June 30, 2020 compared to the quarter and six months ended June 30, 2019, respectively, was due to the Raytheon Merger on April 3, 2020.
The increase in operating profits of $311 million and the related increase in operating profit margins in both the quarter and six months ended June 30, 2020 compared to the quarter and six months ended June 30, 2019, respectively, was due to the Raytheon Merger.
Backlog and Bookings– Backlog was $18,983 million at June 30, 2020 compared to zero at December 31, 2019. The increase in backlog of $18,983 million was due to the Raytheon Merger. In the quarter ended June 30, 2020, RIS booked $1,418 million on a number of classified contracts and $166 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force.
Raytheon Missiles & Defense

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,590	—	NM	$3,590	—	NM
Operating Profits	397	—	NM	397	—	NM
Operating Profit Margins	11.1%	—		11.1%	—
Bookings	$4,305	—	NM	$4,305	—	NM
NM = Not meaningful
The increase in net sales of $3,590 million in both the quarter and six months ended June 30, 2020 compared to the quarter and six months ended June 30, 2019, respectively, was due to the Raytheon Merger on April 3, 2020.
The increase in operating profits of $397 million and the related increase in operating profit margins in both the quarter and six months ended June 30, 2020 compared to the quarter and six months ended June 30, 2019, respectively, was due to the Raytheon Merger.
Backlog and Bookings– Backlog was $32,775 million at June 30, 2020 compared to zero at December 31, 2019. The increase in backlog of $32,775 million was due to the Raytheon Merger. In the quarter ended June 30, 2020, RMD booked $2,253 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA) and $299 million for Standard Missile-3 (SM-3®) for the Missile Defense Agency (MDA) and an international customer.

Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.

	Net Sales		Operating Profits
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Inter segment eliminations	$(682)	$(403)	$(24)	$(65)
Other non-reportable segments	150	2	(4)	23
Eliminations and other	$(532)	$(401)	$(28)	$(42)
The increase in other non-reportable segments sales for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, was primarily due to the Forcepoint sales related to the Raytheon Merger on April 3, 2020.
The decrease in other non-reportable segments operating profit for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, was primarily due to the impact of foreign currency translation of $24 million.

	Net Sales		Operating Profits
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Inter segment eliminations	$(1,118)	$(785)	$(37)	$(115)
Other non-reportable segments	155	6	(16)	46
Eliminations and other	$(963)	$(779)	$(53)	$(69)
The increase in other non-reportable segment sales for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to the Forcepoint sales related to the Raytheon Merger on April 3, 2020.
The decrease in other non-reportable segments operating profit for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to the impact of foreign currency translation of $63 million.
Corporate expenses and other unallocated items
Corporate expenses and other unallocated items consists of costs and certain other unallowable corporate costs not considered part of management’s evaluation of reportable segment operating performance including restructuring and merger costs related to the Raytheon Merger, net costs associated with corporate research and development, including the Lower Tier Air and Missile Defense Sensor (LTAMDS) program which was acquired as part of the Raytheon Merger, and certain reserves. See Restructuring Costs, above, for a more detailed discussion of our restructuring costs.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Corporate expenses and other unallocated items	$(277)	$(87)	$(407)	$(133)
The change in Corporate expenses and other unallocated items of $190 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 was primarily driven by increased restructuring costs of $168 million, and an increase in merger-related costs for the Raytheon Merger of $44 million.
The change in Corporate expenses and other unallocated items of $274 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by increased restructuring costs of $169 million and an increase in merger-related costs for the Raytheon Merger of $73 million.

FAS/CAS operating adjustment
The segment results of RIS and RMD only include pension and postretirement benefit (PRB) expense as determined under U.S. government CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments under U.S. GAAP is the FAS/CAS operating adjustment. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins Aerospace and Pratt & Whitney include FAS service cost.
The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
FAS service cost (expense)	$(109)	$—	$(109)	$—
CAS expense	465	—	465	—
FAS/CAS operating adjustment	$356	$—	$356	$—
The change in our FAS/CAS Operating Adjustment of $356 million in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 and in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by the Raytheon Merger on April 3, 2020.
Acquisition accounting adjustments
Acquisition accounting adjustments include the amortization of acquired intangible assets related to historical acquisitions, the amortization of the property, plant and equipment fair value adjustment acquired through historical acquisitions and the amortization of customer contractual obligations related to loss making or below market contracts acquired. These adjustments are not considered part of management’s evaluation of segment results.
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Goodwill impairment charge	$(3,183)	$—	$(3,183)	$—
Amortization of acquired intangibles	(611)	(290)	(951)	(597)
Amortization of property, plant and equipment fair value adjustment	(20)	(11)	(27)	(22)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	69	91	145	182
Acquisition accounting adjustments	$(3,745)	$(210)	$(4,016)	$(437)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$(3,211)	$(59)	$(3,324)	$(136)
Pratt & Whitney	(181)	(151)	(339)	(301)
Raytheon Intelligence & Space	(128)	—	(128)	—
Raytheon Missiles & Defense	(200)	—	(200)	—
Total segment	(3,720)	(210)	(3,991)	(437)
Eliminations and other	(25)	—	(25)	—
Acquisition accounting adjustments	$(3,745)	$(210)	$(4,016)	$(437)
The change the Acquisition accounting adjustments of $3,535 million and $3,579 million for the quarter and six months ended June 30, 2020 compared to the quarter and six months ended June 30, 2019 respectively, is primarily driven by the $3,183 million goodwill impairment loss related to two Collins Aerospace reporting units and $353 million related to the Raytheon Merger primarily related to the amortization of intangibles. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q for additional information on the goodwill impairment loss.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$6,975	$4,937
Total debt	32,750	43,252
Total equity	68,892	44,231
Total capitalization (total debt plus total equity)	101,642	87,483
Total debt to total capitalization	32%	49%
Liquidity and Financial Condition as of June 30, 2020
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at June 30, 2020.
As discussed above in Business Overview, the COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. In response, we have begun taking actions to preserve capital and protect the long-term needs of our business, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending share repurchases, deferring merit increases, freezing non-essential hiring, repositioning employees to defense work, and furloughing employees when needed. We will monitor the environment closely and are prepared to take further actions if necessary. Although our business will be significantly impacted, we currently believe we have sufficient liquidity to withstand the potential impacts.
The CARES Act, along with earlier issued IRS guidance, provides for a net deferral of payroll tax payments. As a result, we have deferred cash outflows of approximately $200 million during the six months ended June 30, 2020, and expect a full year 2020 cash flows benefit of approximately $450 million. This will have the effect of increasing cash outflows for payroll taxes during 2021 and 2022. In addition, deferrals of required estimated federal, foreign and state income tax payments due to the CARES Act and other similar state and foreign stimulus incentives could impact the timing of these payments within the year. The CARES Act, among other things, also contains numerous other provisions which may impact us. We continue to refine the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
At June 30, 2020, we had cash and cash equivalents of $7.0 billion, of which approximately 28% was held by foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings. We have repatriated approximately $1.3 billion of cash for the six months ended June 30, 2020.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions, divestitures or other legal obligations, including certain customer payments related to factored receivables that we collect on behalf of the financing institutions. As of June 30, 2020 and December 31, 2019, the amount of such restricted cash was approximately $42 million and $25 million, respectively, which is excluded from cash and cash equivalents.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
As of June 30, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of June 30, 2020. The maximum amount of short-term commercial paper borrowings outstanding at any point in time during the six months ended June 30, 2020 was $1,904 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company entered into and terminated a number of credit agreements in the six months ended June 30, 2020.

On February 11, 2020 and March 3, 2020, we terminated a $2.0 billion revolving credit agreement and a $4.0 billion term loan credit agreement, respectively. Upon termination, we repaid the $2.1 billion of borrowings outstanding on the $4.0 billion term loan credit agreement. On April 3, 2020, upon the completion of the Raytheon Merger, we terminated a $2.20 billion revolving credit agreement and a $2.15 billion multicurrency revolving credit agreement.
On March 20, 2020 and March 23, 2020, we entered into two $500 million term loan credit agreements and borrowed $1.0 billion under these agreements in the first quarter of 2020. We terminated these agreements on May 5, 2020 and April 28, 2020, respectively, upon repayment.
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
As of June 30, 2020 we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion.
On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility which matures on February 10, 2023. Also on February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility which matures February 10, 2023. On March 27, 2020, Otis and Carrier drew on the full amounts of the term loans and distributed the full proceeds to Raytheon Technologies in connection with the Separation Transactions. UTC utilized those amounts to extinguish Raytheon Technologies’ short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
We have an existing universal shelf registration statement, which we filed with the SEC on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitation on the amount of debt to be issued under this shelf registration statement.
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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities from continuing operations from continuing operations	$1,342	$2,769
Net cash (used in) provided by operating activities from discontinued operations	(661)	841
Operating Activities - Continuing Operations. Cash generated by operating activities from continuing operations in the six months ended June 30, 2020 was $1,427 million lower than the same period in 2019 primarily due to operating cash flows generated from the RIS and RMD segments as a result of the Raytheon Merger on April 3, 2020, which was more than offset by the net decrease in operating cash flows at Pratt & Whitney and Collins Aerospace Systems resulting from the current economic environment primarily driven by COVID-19. Included in the decrease in operating cash flows was a reduction in accounts payable at Collins Aerospace and Pratt & Whitney due to a decline in volume principally driven by the current economic environment primarily driven by COVID-19, partially offset by a favorable change in contract assets principally driven by the timing of milestones on certain international direct commercial sales contracts and contractual billings terms on U.S. government contracts at RMD.
Factoring activity resulted in an increase of approximately $1.1 billion in cash generated from operating activities for the six months ended June 30, 2020, as compared to the prior year. This increase was primarily driven by an increase in factoring levels at Pratt & Whitney. Factoring activity does not reflect the factoring of certain receivables performed at customer request for which we are compensated by the customer for the extended collection cycle. Including these receivables, factoring activity resulted in an increase of approximately $106 million in cash generated from operating activities for the six months ended June 30, 2020, as compared to the prior year.

We made the following contributions to our global defined benefit pension plans:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Pension contributions	$42	$37
PRB contributions	—	—
Total	$42	$37
We expect to make total contributions of approximately $275 million to our qualified pension plans in 2020. Contributions to our qualified pension plans in 2020 are expected to meet or exceed the current funding requirements.
We made (received) net tax payments of $37 million and $428 million in the six months ended June 30, 2020 and 2019, respectively. We expect full-year net federal, foreign and state tax payments to be approximately $1.0 billion in 2020 on a continuing operations basis.
Operating Activities - Discontinued Operations. Cash used in operating activities from discontinued operations in the six months ended June 30, 2020 was $1,502 million lower than the same period in 2019 primarily driven by the absence of second quarter 2020 activity as the Separation Transactions occurred on April 3, 2020 and increased costs of separation.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) investing activities from continuing operations from continuing operations	$2,056	$(1,103)
Net cash used in investing activities from discontinued operations	(241)	(114)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
Investing Activities - Continuing Operations. The $3,159 million change in cash flows provided by (used in) investing activities from continuing operations in the six months ended June 30, 2020 compared to June 30, 2019 primarily relates to the Raytheon Merger, in which cash of $3.2 billion was acquired on April 3, 2020.
Additions to property, plant and equipment were as follows:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Additions to property, plant and equipment	$(783)	$(678)
Capital expenditures for the six months ended June 30, 2020 of $783 million primarily relate to several projects at Collins Aerospace and investments in production and aftermarket capacity at Pratt & Whitney.
Dispositions of businesses in the six months ended June 30, 2020 were $234 million.
Customer financing activities in the six months ended June 30, 2020 were a net use of cash of $129 million, primarily driven by additional Geared Turbofan engines leased to support customer fleets. We had commercial aerospace financing and other contractual commitments of approximately $15.0 billion at June 30, 2020 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $1.0 billion may be required to be disbursed during the remainder of 2020. We had commercial aerospace financing and other contractual commitments of approximately $15.0 billion at December 31, 2019.
During the six months ended June 30, 2020, our collaboration intangible assets increased by approximately $106 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interest in IAE.
As discussed in “Note 12: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging (Topic 815) of the FASB ASC and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash outflow of approximately $286 million during the six months ended June 30, 2020 compared to a net cash inflow of $61 million during the six months ended June 30, 2019.

Investing Activities - Discontinued Operations. The $127 million decrease in cash flows used in investing activities from discontinued operations in the six months ended June 30, 2020 compared to June 30, 2019 primarily relates to short-term investment activity.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Net cash flows used in financing activities from continuing operations from continuing operations	$(1,332)	$(1,067)
Net cash used in financing activities from discontinued operations	(1,481)	(698)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing Activities - Continuing Operations. The $265 million decrease in cash provided by (used in) financing activities from continuing operations in the six months ended June 30, 2020 compared to June 30, 2019 is driven by increases in long-term debt repayments of $15.2 billion, a $2.6 billion change in net transfers to discontinued operations, consisting of, among other things, cash transfers and distributions, and an increase in short-term borrowing repayments of $1.7 billion, partially offset by an increase in long-term debt issuances of $19.3 billion. The debt issuances and term loan draws as of June 30, 2020 reflect debt incurred by Otis and Carrier of approximately $6 billion and $11 billion, respectively. The net proceeds of these issuances and draws were primarily utilized by UTC to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Otis and Carrier issued and the Company repaid long-term debt in the six months ended June 30, 2020, which are included in the tables below.
We had the following issuances of long-term debt during the six months ended June 30, 2020, which is inclusive of issuances made by Otis and Carrier which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore were treated as a distribution from discontinued operations within financing activities from continuing operation on our Condensed Consolidated Statement of Cash Flows:

(dollars in millions)
Issuance Date	Description of Notes	Aggregate Principal Balance
May 18, 2020	2.250% notes due 2030	$1,000
	3.125% notes due 2050	1,000
March 27, 2020	Term Loan due 2023 (Otis) (1)	1,000
	Term Loan due 2023 (Carrier) (1)	1,750
February 27, 2020	1.923% notes due 2023 (1)	500
	LIBOR plus 0.450% floating rate notes due 2023 (1)	500
	2.056% notes due 2025 (1)	1,300
	2.242% notes due 2025 (1)	2,000
	2.293% notes due 2027 (1)	500
	2.493% notes due 2027 (1)	1,250
	2.565% notes due 2030 (1)	1,500
	2.722% notes due 2030 (1)	2,000
	3.112% notes due 2040 (1)	750
	3.377% notes due 2040 (1)	1,500
	3.362% notes due 2050 (1)	750
	3.577% notes due 2050 (1)	2,000
		$19,300
(1) The debt issuances and term loan draws reflect debt incurred by Otis and Carrier. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

We had the following repayments of long-term debt during the six months ended June 30, 2020:

(dollars in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
May 19, 2020	3.650% notes due 2023 (1)(2)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
		$15,174
(1) In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $43 million and $703 million for the quarter and six months ended June 30, 2020, respectively, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(2) Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
We had no long-term debt issuances or repayments of long-term debt during the six months ended June 30, 2019.
At June 30, 2020, management had remaining authority to repurchase approximately $1.8 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. We currently do not anticipate any additional share repurchases in 2020.
Our share repurchases were as follows:

	Six Months Ended June 30,
(dollars in millions; shares in thousands)	2020		2019
	$	Shares	$	Shares
Shares of Common Stock repurchased	$47	330	$69	553
Our Board of Directors authorized the following cash dividends:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019
Dividends per share of Common Stock	$1.210	$1.470
Total dividends paid	$1,338	1,219
On April 27, 2020, the Board of Directors declared a dividend of $0.475 per share payable June 18, 2020 to shareowners of record at the close of business on May 15, 2020. Also, on June 8, 2020 the Board of Directors declared a dividend of $0.475 per share payable September 10, 2020 to shareowners of record at the close of business on August 14, 2020.

Financing Activities - Discontinued Operations. The $783 million decrease in cash used in financing activities from discontinued operations in the six months ended June 30, 2020 compared to June 30, 2019 is driven by $703 million of debt extinguishment costs related to the early repayment of debt in the six months ended June 30, 2020.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of June 30, 2020, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except for those disclosed in “Note 8: Borrowings and Lines of Credit,” “Note 16: Guarantees,” and “Note: 17 Commitments and Contingencies” within Item 1 of this Form 10-Q and described below as a result of the Raytheon Merger and Separation Transactions. As a result of the Raytheon Merger, we added approximately $11 billion of purchase obligations, the majority of which we expect to fulfill over the next 12 months. These purchase obligations represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included notwithstanding the amount for which we are entitled to full recourse from our customers. As a result of the Separation Transactions, we no longer have approximately $2 billion of purchase obligations which were previously outstanding as of December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market exposures are to fluctuations in foreign currency exchange rates and interest rates as it relates to our market risk sensitive instruments, which are primarily cash, debt and derivative instruments. To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates. We changed our methodology for quantifying our market risk exposure in the second quarter of 2020 to better align with how we manage our risk exposure.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. The aggregate notional amount of our outstanding foreign currency hedges was $13.5 billion and $13.0 billion at June 30, 2020 and December 31, 2019, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $1.1 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis points unfavorable interest rate movement would have had an approximate $4 billion impact on the fair value of our fixed-rate debt at both June 30, 2020 and December 31, 2019. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.

On April 3, 2020, we completed the Raytheon Merger and prior to the merger, we completed the Separation Transactions. We have incorporated Raytheon’s controls to the extent that they are better suited for Raytheon’s operations and extended our oversight and monitoring processes that support our internal control over financial reporting to include Raytheon’s operations. We are continuing to integrate the operations of Raytheon into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates, R&D spend, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits to Raytheon Technologies Corporation (RTC) of United Technologies Corporation’s (UTC) Rockwell Collins acquisition, the merger between UTC and Raytheon Company (Raytheon, and such merger, the Raytheon Merger) or the spin-offs by UTC of Otis and Carrier into separate independent companies (the Separation Transactions), including estimated synergies and customer cost savings resulting from the Raytheon Merger and the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
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
•the timing and scope of future repurchases by RTC of its common stock, which have been suspended through the end of the calendar year and may continue to be suspended, or discontinued or delayed, at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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

•the effect of changes in tax (including U.S. tax reform enacted on December 22, 2017, which is commonly referred to as the TCJA), environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which RTC and its businesses operate;
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
•the intended qualification of (1) the Raytheon Merger as a tax-free reorganization and (2) the Separation Transactions as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes; and
•the risk that dis-synergy costs incurred in connection with the Separation Transactions will exceed legacy UTC’s or legacy Raytheon’s estimates.
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Note 17: Commitments and Contingencies,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the sections titled “Legal Proceedings” and “Risk Factors” in this Form 10-Q and in our 2019 Annual Report and 2019 Form 10-K. Additional important information as to these factors is included in our 2019 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters,” in our 2019 Form 10-K in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole” and in our Form S-4 Registration Statements (Registration No. 333-220883) and (Registrations No. 333-232696) under the heading “Risk Factors.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q for discussion regarding material legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2019 Form 10-K.

Item 1A. Risk Factors
Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. There have been no material changes from the factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended June 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2020	Total Number of Shares Purchased (000’)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	—	$—	—	$1,767
May 1 - May 31	—	—	—	$1,767
June 1 - June 30	—	—	—	$1,767
Total	—	$—	—
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At June 30, 2020, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1,767 million. We did not make any share repurchases during the quarter ended June 30, 2020. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2020.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

3.1
Restated Certificate of Incorporation of Raytheon Technologies Corporation, effective as of April 3, 2020 (incorporated by reference to Exhibit 3.1(b) of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

3.2
Amended and Restated Bylaws of Raytheon Technologies Corporation, effective as of April 3, 2020 (incorporated by reference to Exhibit 3.2 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

10.1
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

10.2
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

10.3
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

10.4
First Amendment to Employee Matters Agreement, dated as of May 22, 2020 (incorporated by reference to Exhibit 10.1 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.5
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of Raytheon Technologies Corporation’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

10.6
Schedule of Terms for restricted stock unit awards relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).*

10.7
Schedule of Terms for stock appreciation right awards relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Notes to Exhibits List:
* Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 28, 2020	By:	/s/ ANTHONY F. O’BRIEN
Anthony F. O’Brien
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 28, 2020	By:	/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)