Form 10-Q
period 2020-09-30
RAYTHEON TECHNOLOGIES CORP
filed 2020-10-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(Registrant’s telephone number, including area code)

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
At October 20, 2020 there were 1,518,716,426 shares of Common Stock outstanding.

Explanatory Note
On April 3, 2020, United Technologies Corporation (UTC) combined its aerospace businesses with Raytheon Company (Raytheon) in a merger of equals transaction with Raytheon surviving as a wholly owned subsidiary of UTC (the Raytheon Merger). Upon the closing of the Raytheon Merger, the combined company name changed to “Raytheon Technologies Corporation” (Raytheon Technologies, RTC or the Company). Prior to the Raytheon Merger, UTC separated its Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) businesses from its aerospace businesses (the Separation Transactions) on April 3, 2020, pursuant to the Separation and Distribution Agreement entered into between UTC, Carrier and Otis on April 2, 2020.
The financial statements of the Company contained herein are as of and for the period ended September 30, 2020, and reflect the results of the Company after giving effect to the Separation Transactions and the Raytheon Merger. Historical operations of Otis and Carrier prior to April 3, 2020 are presented as discontinued operations, while the Raytheon Company results are included in the Company’s results effective April 3, 2020.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net Sales:
Product sales	$11,469	$8,211	$30,402	$24,635
Service sales	3,278	3,162	9,766	9,020
Total Net Sales	14,747	11,373	40,168	33,655
Costs and Expenses:
Cost of products sold	10,322	6,498	26,571	19,897
Cost of services sold	2,682	2,011	7,219	5,585
Research and development	642	592	1,872	1,784
Selling, general and administrative	1,401	902	4,189	2,672
Total Costs and Expenses	15,047	10,003	39,851	29,938
Goodwill impairment	—	—	(3,183)	—
Other income, net	734	60	835	241
Operating profit (loss)	434	1,430	(2,031)	3,958
Non-operating expense (income), net
Non-service pension (income) expense	(253)	(289)	(658)	(681)
Interest expense, net	350	402	1,017	1,174
Total non-operating expense (income), net	97	113	359	493
Income (loss) from continuing operations before income taxes	337	1,317	(2,390)	3,465
Income tax expense	152	306	753	465
Net income (loss) from continuing operations	185	1,011	(3,143)	3,000
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	34	53	112	147
Income (loss) from continuing operations attributable to common shareowners	151	958	(3,255)	2,853
Discontinued operations (Note 3):
Income (loss) from discontinued operations	13	1,071	(219)	3,185
Income tax (benefit) expense from discontinued operations	(100)	825	137	1,504
Income (loss) from discontinued operations, net of tax	113	246	(356)	1,681
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	—	56	43	140
Income (loss) from discontinued operations attributable to common shareowners	113	190	(399)	1,541
Net income (loss) attributable to common shareowners	$264	$1,148	$(3,654)	$4,394

Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.10	$1.12	$(2.48)	$3.34
Income (loss) from discontinued operations	0.08	0.22	(0.30)	1.80
Net income (loss) attributable to common shareowners	$0.17	$1.34	$(2.79)	$5.14

Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.10	$1.11	$(2.48)	$3.31
Income (loss) from discontinued operations	0.08	0.22	(0.30)	1.78
Net income (loss) attributable to common shareowners	$0.17	$1.33	$(2.79)	$5.09
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income (loss) from continuing and discontinued operations	$298	$1,257	$(3,499)	$4,681
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	605	(433)	(175)	(336)
Pension and postretirement benefit plans adjustments	83	(461)	(2,093)	(388)
Change in unrealized cash flow hedging	154	(133)	(5)	(85)
Other comprehensive income (loss), before tax	842	(1,027)	(2,273)	(809)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(54)	84	535	54
Other comprehensive income (loss), net of tax	788	(943)	(1,738)	(755)
Comprehensive income (loss)	1,086	314	(5,237)	3,926
Less: Comprehensive income attributable to noncontrolling interest	(34)	(91)	(155)	(273)
Comprehensive income (loss) attributable to common shareowners	$1,052	$223	$(5,392)	$3,653
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$10,001	$4,937
Accounts receivable, net	10,115	8,743
Contract assets	9,617	4,462
Inventory, net	9,843	9,047
Assets related to discontinued operations	56	31,823
Other assets, current	3,879	2,565
Total Current Assets	43,511	61,577
Customer financing assets	3,314	3,463
Future income tax benefits	699	884
Fixed assets	25,600	20,077
Accumulated depreciation	(10,870)	(9,755)
Fixed assets, net	14,730	10,322
Operating lease right-of-use assets	2,027	1,252
Goodwill	53,524	36,609
Intangible assets, net	41,564	24,473
Other assets	3,030	1,035
Total Assets	$162,399	$139,615
Liabilities, Redeemable Noncontrolling Interests and Equity
Current Liabilities
Short-term borrowings	$228	$2,293
Accounts payable	8,143	7,816
Accrued liabilities	13,558	9,770
Contract liabilities	12,208	9,014
Liabilities related to discontinued operations	118	14,443
Long-term debt currently due	1,307	3,258
Total Current Liabilities	35,562	46,594
Long-term debt	31,246	37,701
Operating lease liabilities, non-current	1,651	1,093
Future pension and postretirement benefit obligations	14,688	2,487
Other long-term liabilities	9,142	7,414
Total Liabilities	92,289	95,289
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	30	95
Shareowners’ Equity:
Common Stock	36,833	23,019
Treasury Stock	(10,407)	(32,626)
Retained earnings	50,017	61,594
Unearned ESOP shares	(52)	(64)
Accumulated other comprehensive loss	(8,012)	(10,149)
Total Shareowners’ Equity	68,379	41,774
Noncontrolling interest	1,701	2,457
Total Equity	70,080	44,231
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$162,399	$139,615
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Operating Activities:
Net income (loss) from continuing operations	$(3,143)	$3,000
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	3,003	2,022
Deferred income tax provision	(34)	19
Stock compensation cost	253	192
Net periodic pension and other postretirement income	(325)	(471)
Goodwill impairment loss	3,183	—
Change in:
Accounts receivable	567	(38)
Contract assets	699	(702)
Inventory	(111)	(1,256)
Other current assets	(381)	(640)
Accounts payable and accrued liabilities	(866)	1,170
Contract liabilities	354	853
Global pension contributions	(64)	(41)
Canadian government settlement	—	(38)
Other operating activities, net	(171)	426
Net cash flows provided by operating activities from continuing operations	2,964	4,496
Investing Activities:
Capital expenditures	(1,172)	(1,122)
Dispositions of businesses (Note 2)	2,575	134
Cash acquired in Raytheon Merger	3,208	—
Increase in customer financing assets, net	(138)	(445)
Increase in collaboration intangible assets	(136)	(259)
(Payments) receipts from settlements of derivative contracts, net	(115)	160
Other investing activities, net	(70)	(200)
Net cash flows provided by (used in) investing activities from continuing operations	4,152	(1,732)
Financing Activities:
Issuance of long-term debt	1,999	2
Distribution from discontinued operations	17,207	—
Repayment of long-term debt	(15,052)	(612)
Decrease in short-term borrowings, net	(2,060)	(165)
Proceeds from Common Stock issued under employee stock plans	6	14
Dividends paid on Common Stock	(2,026)	(1,830)
Repurchase of Common Stock	(47)	(111)
Net transfers (to) from discontinued operations	(1,998)	1,256
Other financing activities, net	(85)	(38)
Net cash flows used in financing activities from continuing operations	(2,056)	(1,484)
Discontinued Operations:
Net cash (used in) provided by operating activities	(693)	1,605
Net cash used in investing activities	(241)	(241)
Net cash used in financing activities	(1,449)	(1,410)
Net cash flows used in discontinued operations	(2,383)	(46)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	11	(11)
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	(76)	(54)
Net increase in cash, cash equivalents and restricted cash	2,612	1,169
Cash, cash equivalents and restricted cash, beginning of period	4,961	3,731
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of period	2,459	2,481
Cash, cash equivalents and restricted cash, end of period	10,032	7,381
Less: Restricted cash	31	20
Less: Cash, cash equivalents and restricted cash for discontinued operations	—	2,378
Cash and cash equivalents, end of period	$10,001	$4,983
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2020	2019	2020	2019
Equity beginning balance	$68,892	$42,977	$44,231	$40,610
Common Stock
Beginning balance	36,735	22,718	23,019	22,514
Common Stock issued under employee plans	99	161	320	372
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	—	10,897	—
Adjustment to Common Stock for the Otis Distribution	—	—	2,598	—
Sale (purchase) of subsidiary shares from noncontrolling interest, net	(1)	(1)	(1)	(1)
Redeemable noncontrolling interest fair value adjustment	—	(5)	—	(12)
Ending balance	36,833	22,873	36,833	22,873
Treasury Stock
Beginning balance	(10,398)	(32,549)	(32,626)	(32,482)
Common Stock issued under employee plans	—	1	2	5
Common Stock repurchased	—	(40)	(43)	(111)
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	—	22,269	—
Other	(9)	—	(9)	—
Ending balance	(10,407)	(32,588)	(10,407)	(32,588)
Retained Earnings
Beginning balance	49,744	60,548	61,594	57,823
Net income (loss)	264	1,148	(3,654)	4,394
Adjustment to retained earnings for the Carrier Distribution	—	—	(5,805)	—
Dividends on Common Stock	15	(611)	(2,026)	(1,830)
Dividends on ESOP Common Stock	(11)	(17)	(38)	(53)
Redeemable noncontrolling interest fair value adjustment	—	14	—	7
ASU 2018-02 adoption impact (Note 14)	—	—	—	745
Other, including the adoption impact of ASU 2016-13 (Note 1)	5	(13)	(54)	(17)
Ending balance	50,017	61,069	50,017	61,069
Unearned ESOP Shares
Beginning balance	(56)	(71)	(64)	(76)
Common Stock issued under employee plans	4	4	12	9
Ending balance	(52)	(67)	(52)	(67)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(8,800)	(9,892)	(10,149)	(9,333)
Other comprehensive income (loss), net of tax	788	(927)	(1,738)	(741)
Separation of Otis and Carrier	—	—	3,875	—
ASU 2018-02 adoption impact (Note 14)	—	—	—	(745)
Ending balance	(8,012)	(10,819)	(8,012)	(10,819)
Noncontrolling Interest
Beginning balance	1,667	2,223	2,457	2,164
Net Income	34	109	155	287
Less: Redeemable noncontrolling interest net income	(1)	2	(2)	7
Other comprehensive income (loss), net of tax	—	(18)	—	(14)
Dividends attributable to noncontrolling interest	—	(39)	(80)	(184)
Sale (purchase) of subsidiary shares from noncontrolling interest, net	—	(2)	66	(3)
Acquisition of noncontrolling interest, net	1	3	1	3
Capital contributions (distributions)	—	73	(31)	91
Separation of Otis and Carrier	—	—	(865)	—
Ending balance	1,701	2,351	1,701	2,351
Equity at September 30	$70,080	$42,819	$70,080	$42,819
Supplemental share information
Shares of Common Stock issued under employee plans, net	174	727	2,081	2,554
Shares of Common Stock repurchased	—	304	330	857
Shares of Common Stock issued for Raytheon Company outstanding common stock & equity awards	—	—	652,638	—
Dividends per share of Common Stock	$0.475	$0.740	$1.685	$2.210
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Summary of Accounting Principles
The Condensed Consolidated Financial Statements at September 30, 2020 and for the quarters and nine months ended September 30, 2020 and 2019 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar with results recorded from the April 3, 2020 merger close date through September 27, 2020 while Collins Aerospace Systems (Collins Aerospace) and Pratt & Whitney continue to use a quarter calendar end of September 30, 2020. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year, particularly in light of the completion of the Separation Transactions, Distributions and Raytheon Merger (each defined below). The financial information included herein should be read in conjunction with the financial statements and notes in our Annual Report to Shareowners (2019 Annual Report) incorporated by reference in our Annual Report on Form 10-K for calendar year 2019 (2019 Form 10-K).
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
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms “Raytheon Company,” or “Raytheon” mean Raytheon Company and its subsidiaries prior to the Raytheon Merger. UTC was determined to be the accounting acquirer in the merger and, as a result, the financial statements of Raytheon Technologies for the period ended and as of September 30, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020.
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
The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. These conditions, which began in the second quarter of 2020, have continued in the third quarter of 2020. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data and estimates, revenue passenger miles (RPMs) for the year ending December 31, 2020 could decline by more than 60% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and personnel reductions. In the quarter and nine months ended September 30, 2020, we recorded total restructuring charges of $250 million and $685 million, respectively, primarily related to personnel reductions at our Collins Aerospace and Pratt & Whitney businesses to preserve capital and at our Corporate Headquarters due to consolidation from the Raytheon Merger. The former Raytheon Company businesses have not experienced significant facility closures or other significant business disruptions as a result of the COVID-19 pandemic.
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
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020 requiring us to reassess our commercial aerospace business goodwill and intangibles valuations, as well as our significant assumptions of future cash flows from our underlying assets and potential changes in our liabilities.
Beginning in the second quarter of 2020, our revenue at Collins Aerospace and Pratt & Whitney has been significantly negatively impacted by the decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. In order to evaluate the ongoing impact, in the second quarter of 2020 we updated our forecast assumptions of future business activity, which are subject to a wide range of uncertainties, including those noted above. Based upon our analysis, we concluded that the carrying value of two of our Collins Aerospace reporting units was greater than its respective fair value, and accordingly, recorded a goodwill impairment charge of $3.2 billion. In the third quarter of 2020, we updated our forecast assumptions for Collins Aerospace and determined that the resulting third quarter forecasts were in line with our second quarter forecasts. As such, we determined we did not have an additional goodwill impairment triggering event. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” for additional information.
Additionally, in the nine months ended September 30, 2020 we recorded write-downs of non-goodwill assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•increased estimated credit losses on both our receivables and contract assets of $48 million and $357 million in the quarter and nine months ended September 30, 2020, respectively,

•an unfavorable EAC adjustment on a Pratt & Whitney commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period of $334 million in both the quarter and nine months ended September 30, 2020,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $13 million and $146 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment of $129 million in both the quarter and nine months ended September 30, 2020 related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney,
•an $89 million impairment of commercial aircraft program assets at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•the impairment of a Collins Aerospace trade name of $57 million in total, in the first and second quarters of 2020,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $48 million in total, in the second and third quarters of 2020, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the second quarter of 2020.
As described further in “Note 5: Commercial Aerospace Industry Assets and Commitments” within the Notes to the Consolidated Financial Statements in our 2019 Annual Report, we have significant exposure related to our airline and airframer customers, including significant accounts receivable and contract assets balances. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.
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
Use of Estimates. Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. As discussed above, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and cash flows, including sales, expenses, reserves and allowances, asset recoverability and EAC adjustments, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and related containment and treatment actions, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Other future events, including regarding COVID-19, and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements.

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
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominately relates to products under lease, and to a lesser extent, notes and lease receivables. We record revenue from lease assets by applying Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842: Leases, and from interest income on the notes and lease receivables. Interest income from notes and financing leases and rental income from operating lease assets is included in Other income (expense), net in the Condensed Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in product sales and cost of sales. The current portion of these financing arrangements are aggregated in Other assets, current and the non-current portion of these financing arrangements are aggregated in CFA in the Condensed Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts and certain other activity, are reflected as Investing Activities in the Condensed Consolidated Statement of Cash Flows. The products under lease assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. Reserves for credit losses on notes and lease receivables relate to specifically identified receivables that are evaluated individually for impairment. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of September 30, 2020 and December 31, 2019 the reserves related to CFA are not material. At September 30, 2020 and

December 31, 2019, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Business Combinations. Once a business is acquired, the fair value of the identifiable assets acquired and liabilities assumed is determined with the excess cost recorded to goodwill. As required, a preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed within the one year measurement period from the date of acquisition.
Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting units to its estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For these quantitative assessments that are performed, fair value is primarily based on income approaches using a discounted cash flow method and relief from royalty method, which have significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.
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
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and use the implicit rate when readily determinable. We determine our incremental borrowing rate through market sources including relevant industry rates. Our lease right-of-use assets also include any initial direct costs and lease pre-payments made at or before the commencement date and are reduced for any lease incentives received at or before the commencement date. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease right-of-use assets and lease liabilities, to the extent not considered fixed, and instead, expense variable payments as incurred. Variable lease expense and lease expense for short duration contracts are not a material component of lease expense. Some of our leases include the option to extend or terminate the lease. We include these options in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Lease expense is generally recognized on a straight-line basis over the lease term.
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
Substantially all of our defense business revenue, which primarily relates to our RIS and RMD segments, is recognized over time because of the continuous transfer of control to our customers. For performance obligations satisfied over time, revenue is recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Our contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments equal to a negotiated percentage of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80-90% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as Contract assets on the Condensed Consolidated Balance Sheet. For our U.S. government cost-type contracts, the customer generally pays us for our costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for advance payments in excess of revenue recognized and present it as Contract liabilities on the Condensed Consolidated Balance Sheet.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. We generally account for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. These arrangements include the sale of spare parts with integral services to our customers, and are generally classified as Service sales, with the corresponding costs classified in Cost of services sold, within the Condensed Consolidated Statement of Operations. Revenue is primarily recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress, as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other-than-straight-line basis. For some of our long-term aftermarket contracts, we receive payment prior to our work being completed, resulting in a contract liability balance, while for others, we perform work in advance of payment, resulting in a contract asset balance.
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
Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products or services contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. In estimating losses, products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the commercial engine and wheels and brakes businesses, future highly probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In our commercial engine and wheels and brakes businesses, when the OEM product is sold for a loss, but the combined OEM and aftermarket arrangement for each individual sales campaign is profitable, we record OEM product losses at the time of product delivery.
We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule including consideration of customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past service cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Operating profit (loss)	$(462)	$4	$(592)	$(77)
Income (loss) from continuing operations attributable to common shareowners(1)	(365)	3	(468)	(61)
Diluted earnings (loss) per share from continuing operations attributable to common shareholders (1)	$(0.24)	$—	$(0.36)	$(0.07)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our effective tax rate on our EAC adjustments.
For additional discussion on significant unfavorable EAC adjustments see the COVID-19 Pandemic discussion above. In the quarters ended September 30, 2020 and 2019, revenue was reduced by $231 million and increased by $1 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. In the nine months ended September 30, 2020 and 2019, revenue was reduced by $432 million and $114 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This primarily relates to EAC adjustments that impacted revenue.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the date of completion of the Raytheon Merger, since only the unperformed portion of the contract at such date represents the obligation of the Company. This will have the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss contracts. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets.”

In our Collins Aerospace and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace OEM products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and subsequently amortize the costs as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $1,912 million and $1,519 million as of September 30, 2020 and December 31, 2019, respectively and are recognized in Other assets in our Condensed Consolidated Balance Sheet and are included in Other operating activities, net in our Condensed Consolidated Statement of Cash Flows. We regularly assess capitalized contract fulfillment costs for impairment. Costs to obtain contracts are not material.
In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs and risks are shared. Sales generated from engine programs, spare parts sales, and aftermarket business under collaboration arrangements, primarily at our Pratt & Whitney business, are recorded consistent with our revenue recognition policies in our Condensed Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of September 30, 2020, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually exceed a 31% share in an individual program.
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
Remaining Performance Obligations (RPO). RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $152.3 billion as of September 30, 2020. Of the total RPO as of September 30, 2020, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic, which may result in customer delays or order cancellations.
Research and Development. Company-sponsored research and development costs, including those costs related to the Company’s portion in connection with cost-sharing arrangements, are charged to expense as incurred and recovery on these cost-sharing arrangements is recorded as a reduction to research and development expense as earned. Customer-sponsored research and development projects performed under contracts with customers are accounted for as contract costs and reported as cost of sales on the related revenue generating contracts.
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
Pension and Postretirement Obligations. U.S. GAAP requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit (PRB) plans. Funded status is measured at least annually in the fourth quarter and represents the difference between the plans’ projected benefit obligation (PBO) and the fair market value of the plans’ assets.
Changes to our pension and PRB plans’ funded status can result from company actions, such as contributions or changes in plan provisions, or by gains and losses. Gains and losses are primarily a result of changes in discount rates, differences between actual and expected asset returns, and differences between actual and assumed demographic experience. These gains or losses are recorded in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit (income) cost.
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
Net periodic benefit (income) cost is split between operating profit and non-operating income, whereby only the service cost component is included in operating profit and the remaining components are included in Non-service pension (income) expense.

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
We can also be exposed to credit losses from off-balance sheet exposures, such as certain financial guarantees and financing commitments. We have assessed these potential exposures and concluded that there are no associated credit losses as of September 30, 2020.
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
Other new pronouncements adopted and issued but not effective until after September 30, 2020 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.
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
Total consideration is calculated as follows:

(dollars, in millions, except per share amounts and exchange ratio)	Amount
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
Fair value attributable to pre-merger service for replacement equity awards	99
Total merger consideration	$33,166
The fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards is calculated as follows:

(dollars and shares, in millions, except per share amounts and exchange ratio)	Amount
Number of Raytheon Company common shares outstanding as of April 3, 2020	277.3
Number of Raytheon Company stock awards vested as a result of the Raytheon Merger (1)	0.4
Total outstanding shares of Raytheon Company common stock and equity awards entitled to merger consideration	277.7
Exchange ratio (2)	2.3348
Shares of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	648.4
Price per share of RTC common stock (3)	$51.00
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
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
Preliminary Allocation of Consideration Transferred to Net Assets Acquired. We are accounting for the Raytheon Merger under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree (Raytheon Company) at the fair values on the closing date. The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Raytheon Merger. As of September 30, 2020, the majority of the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed have been reviewed and finalized; however, our assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related valuation analyses. We expect to finalize the purchase price allocation process in the first quarter of 2021 when we finalize our valuations and reviews. Any potential adjustments made could be material in relation to the preliminary values presented below.

(dollars, in millions)
Cash and cash equivalents	$3,208
Accounts receivable	1,997
Inventory	705
Contract assets	6,023
Other assets, current	930
Future income tax benefits	14
Fixed assets	4,732
Intangible assets:	19,130
Customer relationships	12,900
Tradenames/trademarks	5,430
Developed technology	800
Other assets	2,139
Total identifiable assets acquired	38,878

Accounts payable	1,455
Accrued liabilities	3,237
Contract liabilities	2,991
Long-term debt, including current portion	4,700
Future pension and postretirement benefit obligation	10,641
Other long-term liabilities	3,455
Total liabilities acquired	26,479
Total identifiable net assets	12,399
Goodwill	20,801
Redeemable noncontrolling interest	(34)
Total consideration transferred	$33,166
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
The fair values of the customer relationship intangible assets were determined by using an income approach. Under this approach, the estimated future cash flows attributable to the asset are adjusted to exclude the future cash flows that can be attributed to supporting assets, such as trade names or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant future cash flows included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value, using an appropriate discount rate that requires judgment by management. The customer relationship intangible assets are being amortized based on the pattern of economic benefits we expect to realize over the estimated economic life of the underlying programs. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value, using an appropriate discount rate that requires judgment by management. The tradename intangible assets have been determined to have an indefinite life. The developed technology intangible assets are being amortized based on the pattern of economic benefits. The intangible assets included above consist of the following:

(dollars, in millions)	Estimated Fair Value	Estimated Life
Acquired customer relationships	$12,900	25 years
Acquired tradenames	5,430	Indefinite
Acquired developed technology	800	5 to 7 years
Total identifiable intangible assets	$19,130
We also identified customer contractual obligations on loss making programs and recorded liabilities of $218 million related to these programs based on the difference between the actual expected operating loss and a normalized operating profit. These liabilities will be liquidated based on the expected pattern of expenses incurred on these contracts.
We recorded $20.8 billion of goodwill as a result of the Raytheon Merger which primarily relates to expected synergies from combining operations and the value of the existing workforce. The Raytheon Merger creates a premier systems provider with advanced technologies to address rapidly growing segments within aerospace and defense. The Raytheon Merger offers complementary technologies and creates additional growth opportunities while delivering benefits to our shareowners, customers and employees. With our technological and research and development capabilities, Raytheon Technologies will deliver innovative and cost-effective solutions aligned with the highest customer priorities. The goodwill generated as a result of the Raytheon Merger is nondeductible for tax purposes.
Merger-Related Costs. Merger-related costs have been expensed as incurred. In the quarter and nine months ended September 30, 2020, approximately $26 million and $125 million, respectively, of transaction and integration costs have been incurred which excludes $20 million of transactions costs related to the divestitures required for regulatory approval discussed further in the “Dispositions” section below. These costs were recorded in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$14,747	$18,752	$47,668	$54,790
Income (loss) from continuing operations attributable to common shareowners	174	1,817	(2,328)	5,065
Basic earnings (loss) per share of common stock from continuing operations	$0.12	$1.20	$(1.54)	$3.36
Diluted earnings (loss) per share of common stock from continuing operations	0.11	1.20	(1.54)	3.34
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Amortization of acquired Raytheon Company intangible assets, net (1)	$—	$(261)	$(270)	$(787)
Amortization of fixed asset fair value adjustment (2)	—	(9)	(9)	(28)
Utilization of contractual customer obligation (3)	—	15	8	44
Deferred revenue fair value adjustment (4)	—	(8)	(4)	(25)
Adjustment to non-service pension (income) expense (5)	—	208	239	623
RTC/Raytheon fees for advisory, legal, accounting services (6)	23	38	119	(119)
Adjustment to interest expense related to the Raytheon Merger, net (7)	—	9	9	27
Elimination of deferred commission amortization (8)	—	5	5	15
	$23	$(3)	$97	$(250)
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
Dispositions. As discussed further in “Note 3: Discontinued Operations,” on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Otis and Carrier and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions. As a result of the Distributions, Carrier and Otis are now independent publicly traded companies.
In May 2020, in order to meet the requirements for regulatory approval of the Raytheon Merger, we completed the sale of our airborne tactical radios business for $231 million in cash, net of transaction-related costs. The business was part of our RIS segment. As the transaction occurred subsequent to the Raytheon Merger, the gain of $199 million was not recorded in the Condensed Consolidated Statement of Operations, but rather was recorded as an adjustment to the fair value of net assets acquired in the preliminary allocation of consideration transferred to net assets acquired in the Raytheon Merger, as discussed further above. Income before taxes related to the disposed business for the period from the closing of the Raytheon Merger to disposal date was not material.
In the third quarter of 2020, in accordance with conditions imposed for regulatory approval of the Raytheon Merger, we completed the sale of our Collins Aerospace military Global Positioning System (GPS) and space-based precision optics businesses for $2.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction costs, of $580 million ($253 million after tax), of which $608 million was included in Other income (expense), net partially offset by $20 million of aggregate transaction costs included in Selling, general and administrative costs and an $8 million expense included in Non-service pension (income) expense within our Condensed Consolidated Statement of Operations. Income before taxes for 2020, through the date of sale, and for full year 2019 for these businesses were $94 million and $153 million, respectively.

Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Acquisitions and Divestitures	Impairment Losses	Foreign Currency Translation and Other	Balance as of September 30, 2020
Collins Aerospace Systems(1)	$35,025	$(890)	$(3,183)	$190	$31,142
Pratt & Whitney	1,563	—	—	—	1,563
Raytheon Intelligence & Space	—	8,781	—	2	8,783
Raytheon Missiles & Defense	—	11,540	—	2	11,542
Total Segments	36,588	19,431	(3,183)	194	53,030
Eliminations and other	21	472	—	1	494
Total	$36,609	$19,903	$(3,183)	$195	$53,524
(1)    The change in Acquisitions and Divestitures is primarily driven by the sales of the Collins Aerospace businesses described above.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
The Company has been monitoring the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our expectations regarding future sales and cash flows. We considered these factors to be a triggering event in the second quarter of 2020, requiring impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney.
Impairment evaluations at Collins Aerospace and Pratt & Whitney resulted in several other charges as further discussed in “Note 1: Basis of Presentation and Summary of Accounting Principles.” These charges were primarily due to declines in expected future commercial air traffic, airline bankruptcies, or other impacts such as accelerated fleet retirements, announced program delays and expected changes to contract terms. We also evaluated amortizable intangible assets and identified no impairments.
In the second quarter of 2020, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, a downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control. We weighted the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case, and used these weightings, as we believe they reflect the risks and opportunities relative to our current estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios. For these other reporting units, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace, with a fair value in excess of book value, including goodwill, of $1.4 billion or 19%. Material changes in these estimates could occur and result in additional impairments in future periods. If the discount rate used for the impairment analysis increased or decreased by 25 basis points, the impairments of the two Collins Aerospace reporting units would have increased by $1.2 billion or decreased by $1.3 billion, respectively. If the cash flows were decreased or increased by 10% the impairments would have increased by $2.5 billion or decreased by $2.1 billion, respectively.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. In the third quarter of 2020, we updated our forecast assumptions for Collins Aerospace and determined that the resulting third quarter forecasts were in line with our second quarter forecasts. As such, we determined we did not have an additional goodwill impairment triggering event. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than originally anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, would require the Company to record a non-cash impairment charge.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2020		December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$47	$(34)	$47	$(34)
Collaboration assets	4,982	(1,001)	4,862	(920)
Exclusivity assets	2,476	(281)	2,386	(275)
Developed technology and other	1,691	(339)	890	(217)
Customer relationships	30,007	(4,694)	17,750	(3,392)
	$39,203	$(6,349)	$25,935	$(4,838)
Unamortized:
Trademarks and other	8,710	—	3,376	—
Total	$47,913	$(6,349)	$29,311	$(4,838)
Exclusivity assets represent payments made to our customers to secure certain contractual rights that are capitalized when distinct rights are obtained and sufficient incremental cash flows to support the recoverability of the assets have been established. Otherwise, the applicable portion of the payments is recorded as a reduction in revenue.
Intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows. Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our amortizable intangible assets and recorded $40 million and $17 million in the first and second quarters of 2020, respectively, related to the impairment of an indefinite-lived tradename intangible assets at Collins Aerospace, with no additional impairment of intangible assets identified in the quarter ended September 30, 2020. With the exception of this tradename, the intangible asset that was closest to impairment was another tradename at Collins Aerospace with a fair value in excess of book value of approximately $70 million, or 4%. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets for the quarters and nine months ended September 30, 2020 and 2019 were $599 million and $1,506 million and $318 million and $933 million, respectively. The following is the expected amortization of intangible assets for the years 2020 through 2025.

(dollars in millions)	Remaining 2020	2021	2022	2023	2024	2025
Amortization expense	$631	$2,523	$1,989	$2,101	$2,166	$2,030

Note 3: Discontinued Operations
As discussed above, on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Otis and Carrier and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. The Separation Transactions were completed on April 3, 2020. In the nine months ended September 30, 2020, a total of $1,335 million of costs have been incurred related to the Separation Transactions and recorded in the following financial statement line items: $958 million in Income from discontinued operations, $81 million of benefit in Income tax expense from discontinued operations, $39 million in Income from continuing operations and $419 million in Income tax expense.
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Income (loss) from discontinued operations is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars, in millions)	2020	2019	2020	2019
Otis	$—	$277	$187	$799
Carrier	—	418	196	1,334
Separation related transactions (1)	113	(505)	(782)	(592)
Income (loss) from discontinued operations	$113	$190	$(399)	$1,541
(1)    Reflects debt extinguishment costs related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

The following summarized financial information related to discontinued operations has been reclassified from Income from continuing operations and included in Income (loss) from discontinued operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars, in millions)	2020	2019	2020	2019
Otis
Product sales	$—	$1,449	$1,123	$4,240
Service sales	—	1,858	1,843	5,511
Cost of products sold	—	1,185	913	3,471
Cost of services sold	—	1,146	1,157	3,430
Research and development	—	39	38	118
Selling, general and administrative expense	—	468	450	1,381
Other income (expense), net	—	(11)	(65)	(36)
Non-operating (income) expense, net	—	(3)	3	5
Income from discontinued operations, before income taxes	—	461	340	1,310
Income tax expense	—	140	116	396
Income from discontinued operations	—	321	224	914
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	44	37	115
Income from discontinued operations attributable to common shareowners	$—	$277	$187	$799
Carrier
Product sales	$—	$3,991	$3,143	$11,684
Service sales	—	825	741	2,405
Cost of products sold	—	2,778	2,239	8,242
Cost of services sold	—	593	527	1,706
Research and development	—	101	98	301
Selling, general and administrative expense	—	731	669	2,151
Other income (expense), net	—	(12)	(30)	156
Non-operating (income) expense, net	—	(12)	17	(33)
Income from discontinued operations, before income taxes	—	613	304	1,878
Income tax expense	—	183	102	519
Income from discontinued operations	—	430	202	1,359
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	12	6	25
Income from discontinued operations attributable to common shareowners	$—	$418	$196	$1,334
Separation related transactions (1)
Selling, general and administrative expense	$(13)	$3	154	$3
Non-operating expense, net	—	—	709	—
Income (loss) from discontinued operations, before income taxes	13	(3)	(863)	(3)
Income tax (benefit) expense	(100)	502	(81)	589
Income (loss) from discontinued operations, net of tax	113	(505)	(782)	(592)
Total Income (loss) from discontinued operations attributable to common shareowners	$113	$190	$(399)	$1,541
(1)    Reflects debt extinguishment costs related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

Selected financial information related to cash flows from discontinued operations is as follows:

	Nine Months Ended September 30,
(dollars, in millions)	2020	2019
Net cash (used in) provided by operating activities	$(693)	$1,605
Net cash used in investing activities	(241)	(241)
Net cash used in financing activities	(1,449)	(1,410)
Net cash (used in) provided by operating activities includes the net operating cash flows of Otis and Carrier prior to the separation, as well as costs incurred by the Company primarily related to professional services costs pertaining to the separation and the establishment of Otis and Carrier as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash used in financing activities for the nine months ended September 30, 2020 primarily consists of cash distributed by the Company to Otis and Carrier upon separation and debt extinguishment costs related to the early repayment of debt, partially offset by net transfer activity. Net cash used in financing activities for the nine months ended September 30, 2019 primarily consists of net transfer activity consisting of cash transfers and distributions.
The major components of assets and liabilities related to discontinued operations at December 31, 2019 are provided below:

(dollars, in millions)	Otis	Carrier	Total
Assets
Cash and cash equivalents	$1,446	$995	$2,441
Accounts receivable, net	2,899	2,728	5,627
Contract assets	530	679	1,209
Inventory, net	571	1,332	1,903
Other assets, current	213	221	434
Future income tax benefits	355	370	725
Fixed assets, net	747	1,686	2,433
Operating lease right-of-use assets	529	818	1,347
Goodwill	1,647	9,807	11,454
Intangible assets, net	490	1,083	1,573
Other assets	220	2,457	2,677
Total assets related to discontinued operations	$9,647	$22,176	$31,823
Liabilities and Redeemable Noncontrolling Interest
Short-term borrowings	$33	$38	$71
Accounts payable	1,321	1,682	3,003
Accrued liabilities	1,651	2,889	4,540
Contract liabilities	2,288	611	2,899
Long-term debt currently due	1	237	238
Long-term debt	5	82	87
Future pension and postretirement benefit obligations	560	455	1,015
Operating lease liabilities	383	668	1,051
Other long-term liabilities(1)	514	1,025	1,539
Total liabilities related to discontinued operations	$6,756	$7,687	$14,443
(1)    Amounts include a deferred tax jurisdictional netting adjustment of $145 million.
The Separation of Carrier was treated as a return on capital and recorded as a reduction to retained earnings, as it was in a net asset position, while the Separation of Otis was treated as a return of capital and recorded as an adjustment to Common stock, as it was in a net liability position. The remaining assets and liabilities related to discontinued operations at September 30, 2020 primarily relate to trailing tax assets and liabilities of the Company related to the Separation Transactions, including indemnification obligations.

Note 4: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in millions)	2020	2019	2020	2019
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations	$151	$958	$(3,255)	$2,853
Income (loss) from discontinued operations	113	190	(399)	1,541
Net income (loss) attributable to common shareowners	$264	$1,148	$(3,654)	$4,394
Basic weighted average number of shares outstanding	1,511.5	855.1	1,311.3	854.2
Stock awards and equity units (share equivalent)	2.7	9.0	—	8.7
Diluted weighted average number of shares outstanding	1,514.2	864.1	1,311.3	862.9
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.10	$1.12	$(2.48)	$3.34
Income (loss) from discontinued operations	0.08	0.22	(0.30)	1.80
Net income (loss) attributable to common shareowners	$0.17	$1.34	$(2.79)	$5.14
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.10	$1.11	$(2.48)	$3.31
Income (loss) from discontinued operations	0.08	0.22	(0.30)	1.78
Net income (loss) attributable to common shareowners	$0.17	$1.33	$(2.79)	$5.09
It may not be possible to recalculate earning per share (EPS) attributable to common shareholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted earnings per share excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2020, the number of stock awards excluded from the computation was 38.1 million and 31.5 million, respectively. For the quarter and nine months ended September 30, 2019, the number of stock awards excluded from the computation was 8.0 million and 11.0 million, respectively. All outstanding stock awards are excluded in the computation of diluted earnings per share in the nine months ended September 30, 2020 because their effect was antidilutive due to the loss from continuing operations.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
Accounts receivable	$10,645	$8,997
Allowance for expected credit losses	(530)	(254)
Total accounts receivable, net	$10,115	$8,743
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these factoring arrangements, the Company factored receivables of $5.4 billion during both the nine months ended September 30, 2020 and 2019. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At September 30, 2020 and December 31, 2019, the Company had $8 million and $7 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable for the nine months ended September 30, 2020 were as follows:

(dollars in millions)
Balance as of December 31, 2019	$254
Current period provision for expected credit losses(1)	263
Write-offs charged against the allowance for expected credit losses	(5)
Other, net(2)	18
Balance as of September 30, 2020	$530
(1)    The current provision for expected credit losses for the nine months ended September 30, 2020 includes $223 million of reserves driven by customer bankruptcies and additional reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2)    Other includes $34 million of impact related to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of September 30, 2020 and December 31, 2019 are as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Contract assets	$9,617	$4,462
Contract liabilities, current	(12,208)	(9,014)
Contract liabilities, non-current (included within Other long-term liabilities)	(120)	—
Net contract liabilities	$(2,711)	$(4,552)
Contract assets increased $5.2 billion during the nine months ended September 30, 2020 primarily due to the Raytheon Merger, which accounted for an increase of $5.3 billion. Contract liabilities increased $3.3 billion during the nine months ended September 30, 2020 primarily due to the Raytheon Merger, which accounted for an increase of $3.5 billion. We recognized revenue of $480 million and $2,288 million during the quarter and nine months ended September 30, 2020, respectively, related to contract liabilities as of January 1, 2020 and $770 million and $2,308 million during the quarter and nine months ended September 30, 2019, respectively, related to contract liabilities as of January 1, 2019.
Our contract assets and liabilities also include amounts related to foreign government direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers for which we have not yet obtained regulatory approval and licenses. We had approximately $1.2 billion of total contract value, recognized approximately $400 million of sales for work performed through the date of the Raytheon Merger and approximately $150 million of sales subsequent to the date of the Raytheon Merger through September 30, 2020, and received approximately $450 million in advances as of September 30, 2020 on these contracts. On a contract-by-contract basis, we had $200 million of net contract assets and $100 million of net contract liabilities related to these contracts pending the U.S. government approvals.
Total contract assets include an allowance for credit losses of $169 million as of September 30, 2020. For additional information on the adoption of the Credit Loss Standard on January 1, 2020 see “Note 1: Basis of Presentation and Accounting Principles.” The increase in the allowance for the nine months ended September 30, 2020 includes incremental credit loss reserves of $127 million related to a number of airline customers that have filed for bankruptcy and additional reserves due to the current economic environment primarily caused by the COVID-19 pandemic. In addition, in the nine months ended September 30, 2020, we impaired $111 million of contract assets at Collins Aerospace due to the impact of lower estimated future customer activity principally driven by the expected acceleration of fleet retirements of a commercial aircraft, and in both the quarter and nine months ended September 30, 2020, we impaired $129 million of contract assets as a result of an unfavorable EAC adjustment related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney.
Note 7: Inventory, net

(dollars in millions)	September 30, 2020	December 31, 2019
Raw materials	$3,163	$2,984
Work-in-process	2,915	2,586
Finished goods	3,765	3,477
	$9,843	$9,047

Raw materials, work-in-process and finished goods are net of valuation reserves of $1,468 million and $1,122 million as of September 30, 2020 and December 31, 2019, respectively.
Note 8: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2020	December 31, 2019
Commercial paper	$160	$—
Other borrowings	68	2,293
Total short-term borrowings	$228	$2,293
As of September 30, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company entered into and terminated a number of credit agreements.
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
On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025. On May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021. As of September 30, 2020 we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Otis and Carrier issued and the Company repaid long-term debt in the nine months ended September 30, 2020, which are included in the tables below. On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility. Also on February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility. On March 27, 2020, Otis and Carrier drew on the full amounts of the term loans and distributed the full proceeds to Raytheon Technologies in connection with the Separation Transactions. UTC utilized those amounts to extinguish Raytheon Technologies’ short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

We had the following issuances of long-term debt during the nine months ended September 30, 2020, which is inclusive of issuances made by Otis and Carrier which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore were treated as a distribution from discontinued operations within financing activities from continuing operation on our Condensed Consolidated Statement of Cash Flows:

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
We had no issuances of long-term debt during the nine months ended September 30, 2019.

We had the following repayments of long-term debt during the nine months ended September 30, 2020 and 2019:

(dollars in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
May 19, 2020	3.650% notes due 2023 (1)(2)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
Total debt repayments during the nine months ended September 30, 2020		$15,174

July 15, 2019	1.950% notes due 2019	300
	5.250% notes due 2019	300
Total debt repayments during the nine months ended September 30, 2019		$600
(1)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $703 million for the nine months ended September 30, 2020, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
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
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
4.875% notes due 2020	$—	$171
4.500% notes due 2020	—	1,250
1.900% notes due 2020	—	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)	—	831
3.125% notes due 2020 (2)	1,000	—
8.750% notes due 2021	250	250
3.100% notes due 2021	250	250
3.350% notes due 2021	—	1,000
LIBOR plus 0.650% floating rate notes due 2021	—	750
1.950% notes due 2021	—	750

1.125% notes due 2021 (€950 million principal value)	—	1,053
2.300% notes due 2022	—	500
2.800% notes due 2022	1,100	1,100
3.100% notes due 2022	—	2,300
2.500% notes due 2022 (2)	1,100	—
1.250% notes due 2023 (€750 million principal value)	—	831
3.650% notes due 2023 (1)	171	2,250
3.700% notes due 2023	400	400
2.800% notes due 2024	—	800
3.200% notes due 2024	950	950
1.150% notes due 2024 (€750 million principal value)	—	831
3.150% notes due 2024 (2)	300	—
3.950% notes due 2025 (1)	1,500	1,500
1.875% notes due 2026 (€500 million principal value)	—	554
2.650% notes due 2026 (1)	719	1,150
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027	1,300	1,300
7.200% notes due 2027 (2)	382	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (2)	185	—
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value) (1)	583	554
2.250% notes due 2030 (1)	1,000	—
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (2)	600	—
4.700% notes due 2041 (2)	425	—
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043	400	400
4.200% notes due 2044 (2)	300	—
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	—
Other (including finance leases)	299	315
Total principal long-term debt	32,448	41,274
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	105	(315)
Total long-term debt	32,553	40,959
Less: current portion	1,307	3,258

Long-term debt, net of current portion	$31,246	$37,701
(1)    We may redeem these notes at our option pursuant to their terms.
(2)    Debt assumed in the Raytheon Merger.

The average maturity of our long-term debt at September 30, 2020 is approximately 14 years. The average interest expense rate on our total borrowings for the quarters and nine months ended September 30, 2020 and 2019 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average interest expense rate	4.2%	3.6%	4.0%	3.7%
In the fourth quarter of 2020, we repaid the $1.0 billion of debt that matured on October 15, 2020, using cash on hand.
Note 9: Income Taxes
Our effective tax rate was 45.1% and 23.2% in the quarters ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 is primarily due to the sales of the Collins Aerospace businesses, described in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets,” which increased the rate by 61.1%, partially offset by a 15.9% decrease in the rate associated with an update to the forecasted annualized effective tax rate (AETR) impact on prior quarter earnings and a 17.4% decrease in the rate associated with the state and non-U.S. tax rates related to the charges in the quarter driven by the current economic environment primarily due to the COVID-19 pandemic and our restructuring activities. For further discussion of these charges refer to “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 11: Restructuring Costs.” The remaining 5.9% decrease is composed of various unrelated items, which individually and collectively are not significant.
Our effective tax rate was (31.5)% and 13.4% in the nine months ended September 30, 2020 and 2019, respectively. The change in the effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the goodwill impairment in second quarter of 2020, which was primarily non-deductible and which decreased the rate by 27.6%, a 16.3% decrease in the rate for the impairment of deferred tax assets as a result of the Separation Transactions or the Raytheon Merger and a 9.5% decrease in the rate primarily related to the sales of the Collins Aerospace businesses noted above, partially offset by the absence of the tax benefit related to the 2019 audit settlements, which decreased the prior year rate by 8.3%. The remaining increase of 0.2% is composed of various unrelated items, which individually and collectively are not significant.
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
As a result of the Separation Transactions and the Distributions in April 2020, we transferred unrecognized tax benefits to Carrier and Otis of approximately $440 million in the second quarter of 2020. Pursuant to the terms of the separation agreements, certain other unrecognized tax benefits retained by Raytheon Technologies will be subject to indemnification. As a result of the Raytheon Merger, unrecognized tax benefits increased during the second quarter of 2020 by approximately $240 million due to inclusion of items related to pre-merger Raytheon Company tax periods. Additionally, it is reasonably possible that a net reduction within the range of $200 million to $300 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes. Interest on unrecognized tax benefits during the quarter ended September 30, 2020 and 2019 were $12 million and $11 million, respectively. The amount of interest accrued at September 30, 2020 was $138 million.
Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

The Examination Division of the Internal Revenue Service (IRS) is currently auditing Raytheon Technologies tax years 2017 and 2018 and pre-merger Raytheon Company tax periods 2017, 2018 and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon Merger.
The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close within the next 6 months. As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017 as well as other potential settlements and statute of limitations expirations, it is reasonably possible that the Company may recognize non-cash gains in the range of $75 million to $125 million, primarily tax, within the next 6 months, including approximately $25 million prior to the end of 2020.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans, and defined contribution plans.
On April 3, 2020, UTC completed the Separation Transactions, which included the transfer of certain defined benefit plans from UTC to Otis and Carrier. The plans transferred were primarily international plans with the majority of the UTC defined benefit liability remaining with Raytheon Technologies. Upon separation, the employees within Otis and Carrier were effectively terminated from Raytheon Technologies. The terminations of approximately 3,400 domestic pension plan participants triggered a mid-year remeasurement of the UTC domestic plans. The remeasurement, which was calculated using discount rates and asset values as of April 3, 2020, resulted in a $2.4 billion increase to our pension liability, primarily due to a decrease in the fair market value of the plans’ assets since December 31, 2019. Historical amounts have been restated for discontinued operations. All service cost previously associated with Otis and Carrier is included in discontinued operations. For non-service pension (income) expense and the pension liability, only the portion related to the defined benefit plans transferred to Otis and Carrier as part of the Separation Transactions was reclassified to discontinued operations.
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
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
US qualified and international defined benefit and PRB plans	$22	$4	$64	$41
Defined contribution plans(1)	228	117	668	369
(1)     Increase in contributions to our defined contribution plans is primarily due to contributions related to the Raytheon Company plans.
Included in the contributions to employer sponsored defined contribution plans for the quarter and nine months ended September 30, 2020 is $24 million and $101 million, respectively, of additional contributions resulting from the 2019 amendment to the UTC domestic pension plans whereby plan participants ceased accrual of additional benefits for future service effective December 31, 2019 and began receiving additional employer contributions effective January 1, 2020 under the UTC domestic defined contribution plan.
Future pension and postretirement benefit obligations on the Condensed Consolidated Balance Sheet consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
Long-term pension liabilities	$13,499	$1,770
Long-term PRB liabilities	1,059	696
Other pension and PRB related items	130	21
Total long-term pension and PRB liabilities(1)	$14,688	$2,487
(1)    Increase in long-term pension and PRB liabilities is primarily due to liabilities acquired as part of the Raytheon Merger and the remeasurement of the UTC domestic defined benefit plans as a result of the Separation Transactions.

The following table illustrates the components of net periodic benefit (income) expense for our defined pension and PRB plans:

	Pension Benefits Quarter Ended September 30,		PRB Quarter Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Operating expense
Service cost	$149	$62	$2	$—
Non-operating expense
Interest cost	465	300	10	7
Expected return on plan assets	(827)	(551)	(4)	—
Amortization of prior service cost (credit)	13	4	(1)	(10)
Recognized actuarial net loss (gain)	86	60	(3)	(3)
Net settlement and curtailment loss (gain)	8	(96)	—	—
Non-service pension (income) expense	(255)	(283)	2	(6)
Total net periodic benefit (income) expense	$(106)	$(221)	$4	$(6)

	Pension Benefits Nine Months Ended September 30,		PRB Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Operating expense
Service cost	$328	$208	$5	$2
Non-operating expense
Interest cost	1,170	942	26	23
Expected return on plan assets	(2,162)	(1,687)	(9)	(1)
Amortization of prior service cost (credit)	39	13	(3)	(32)
Recognized actuarial net loss (gain)	255	158	(9)	(9)
Net settlement and curtailment loss (gain)	35	(88)	—	—
Non-service pension (income) expense	(663)	(662)	5	(19)
Total net periodic benefit (income) expense	$(335)	$(454)	$10	$(17)
In the quarter ended September 30, 2019, we amended the UTC domestic defined benefit plans to cease accrual of additional benefits for future service and compensation for non-union participants effective December 31, 2019. Beginning January 1, 2020, these participants began receiving additional employer contributions under the UTC domestic defined contribution plan. We utilized the practical expedient and remeasured plan assets and pension benefit obligations for the affected pension plans as of the nearest month-end, August 31, 2019, resulting in a net actuarial loss of $425 million. This reflects a benefit obligation gain of $180 million resulting from the benefit plan change that was offset by remeasurement losses of $605 million. Additionally, as a result of the remeasurement, net periodic benefit income (excluding curtailment) decreased by approximately $10 million in the quarter ended September 30, 2019.
In the quarter ended September 30, 2019, we recorded a curtailment gain of $98 million in the Condensed Consolidated Statement of Operations due to the recognition of previously unrecognized prior service credits for the affected pension plans.
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets, current in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts consisted of the following:

(dollars in millions)	September 30, 2020	December 31, 2019
Marketable securities held in trusts	$847	$—

Note 11: Restructuring Costs
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During the quarter and nine months ended September 30, 2020, we recorded net pre-tax restructuring costs totaling $250 million and $685 million, respectively, for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Pratt & Whitney	$68	$175
Collins Aerospace Systems	138	295
Corporate expenses and other unallocated items	44	215
Total	$250	$685
Restructuring charges incurred during the quarter and nine months ended September 30, 2020 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

(dollars in millions)	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Cost of sales	$142	$330
Selling, general and administrative	103	350
Restructuring costs recorded within operating expenses	245	680
Non-service pension (income) expense	5	5
Total	$250	$685
2020 Actions. During the quarter ended September 30, 2020, we recorded net pre-tax restructuring costs of $240 million, comprised of $139 million in Cost of sales, $96 million in Selling, general and administrative expenses and $5 million in Non-service pension expenses. During the nine months ended September 30, 2020, we recorded net pre-tax restructuring costs of $686 million, comprised of $339 million in Cost of sales, $342 million in Selling, general and administrative expenses and $5 million in Non-service pension expenses. The 2020 actions primarily relate severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the anticipated impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and ongoing cost reduction efforts including workforce reductions and the consolidation of field and manufacturing operations.
The following table summarizes the accrual balance and utilization for the 2020 restructuring actions for the quarter and nine months ended September 30, 2020:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Quarter Ended September 30, 2020
Restructuring accruals at June 30, 2020	$395	$—	$395
Net pre-tax restructuring costs	232	8	240
Utilization, foreign exchange and other costs	(166)	(8)	(174)
Balance at September 30, 2020	$461	$—	$461

Nine Months Ended September 30, 2020
Restructuring accruals at December 31, 2019	$—	$—	$—
Net pre-tax restructuring costs	677	9	686
Utilization, foreign exchange and other costs	(216)	(9)	(225)
Balance at September 30, 2020	$461	$—	$461

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Costs Incurred Quarter Ended September 30, 2020	Remaining Costs at September 30, 2020
Pratt & Whitney	$198	$—	$(130)	$(68)	$—
Collins Aerospace Systems	309	(1)	(146)	(128)	34
Corporate expenses and other unallocated items	213	(1)	(168)	(44)	—
Total	$720	$(2)	$(444)	$(240)	$34
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2020 and 2021.
2019 Actions. During the quarter ended September 30, 2020, we recorded $9 million of net pre-tax restructuring costs for restructuring actions initiated in 2019 comprised of $7 million in Selling, general and administrative expenses and $2 million in Cost of sales. During the nine months ended September 30, 2020, we recorded net pre-tax restructuring costs totaling $5 million for restructuring actions initiated in 2019, including expense of $10 million in Selling, general and administrative expenses, partially offset by a reversal of $5 million in Cost of sales. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions, consolidation of field and manufacturing operations, and costs to exit legacy programs. The following table summarizes the accrual balances and utilization for the 2019 restructuring actions for the quarter and nine months ended September 30, 2020:

(dollars in millions)	Severance	Facility Exit, and Other Costs	Total
Quarter Ended September 30, 2020
Restructuring accruals at June 30, 2020	$17	$10	$27
Net pre-tax restructuring costs	9	—	9
Utilization, foreign exchange and other costs	(10)	—	(10)
Balance at September 30, 2020	$16	$10	$26

Nine Months Ended September 30, 2020
Restructuring accruals at December 31, 2019	$47	$11	$58
Net pre-tax restructuring costs	3	2	5
Utilization, foreign exchange and other costs	(34)	(3)	(37)
Balance at September 30, 2020	$16	$10	$26

The following table summarizes expected, incurred and remaining costs for the 2019 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2019	Costs Incurred Quarter Ended March 31, 2020	Costs Incurred Quarter Ended June 30, 2020	Costs Incurred Quarter Ended September 30, 2020	Remaining Costs at September 30, 2020
Pratt & Whitney	$121	$(133)	$—	$12	$—	$—
Collins Aerospace Systems	106	(27)	(5)	(3)	(9)	62
Corporate expenses and other unallocated items	2	(2)	—	—	—	—
Total	$229	$(162)	$(5)	$9	$(9)	$62
2018 and Prior Actions. During the quarter and nine months ended September 30, 2020, we had net pre-tax restructuring costs of $1 million and a reversal of $6 million, respectively, for restructuring actions initiated in 2018 and prior. As of September 30, 2020, we have approximately $51 million of accrual balances remaining related to 2018 and prior actions.
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
The aggregate notional amount of our outstanding foreign currency hedges was $12.8 billion and $13.0 billion at September 30, 2020 and December 31, 2019, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of September 30, 2020 and December 31, 2019:

(dollars in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$29	$23
	Accrued liabilities	(198)	(166)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$25	$23
	Accrued liabilities	(57)	(116)
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations for the quarters and nine months ended September 30, 2020 and 2019 are presented in the table below. The losses are attributable to foreign exchange contract activity and are generally recorded as a component of Product sales when reclassified from Accumulated other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
(Loss) gain recorded in Accumulated other comprehensive loss	$117	$(153)	$(98)	$(125)
Loss reclassified from Accumulated other comprehensive loss into Product sales	37	20	93	40
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of September 30, 2020, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses. As of September 30, 2020, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, $45 million of pre-tax losses is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2020, all derivative contracts accounted for as cash flow hedges will mature by January 2028.
The effect of derivatives not designated as hedging instruments within Other income (expense), net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Foreign exchange contracts	$(4)	$11	$(33)	$71

Note 13: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$847	$840	$7	$—
Derivative assets	54	—	54	—
Derivative liabilities	(255)	—	(255)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$53	$53	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(282)	—	(282)	—
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
As of September 30, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$267	$259	$220	$220
Short-term borrowings	(228)	(228)	(2,293)	(2,293)
Long-term debt (excluding finance leases)	(32,489)	(37,503)	(40,883)	(45,887)
Long-term liabilities	(28)	(26)	(334)	(320)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$259	$—	$259	$—
Short-term borrowings	(228)	—	(160)	(68)
Long-term debt (excluding finance leases)	(37,503)	—	(29,236)	(8,267)
Long-term liabilities	(26)	—	(26)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$220	$—	$220	$—
Short-term borrowings	(2,293)	—	—	(2,293)
Long-term debt (excluding finance leases)	(45,887)	—	(45,802)	(85)
Long-term liabilities	(320)	—	(320)	—

Note 14: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2020 and 2019 is provided below:

(dollars in millions)	Foreign Currency Translation	Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2020
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)
Other comprehensive income (loss) before reclassifications, net	605	(12)	117	710
Amounts reclassified, pre-tax	—	95	37	132
Tax benefit (expense)	7	(22)	(39)	(54)
Balance at September 30, 2020	$(80)	$(7,766)	$(166)	$(8,012)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive income (loss) before reclassifications, net	(175)	(2,375)	(98)	(2,648)
Amounts reclassified, pre-tax	—	282	93	375
Tax benefit (expense)	19	515	1	535
Separation of Otis and Carrier, net of tax	3,287	584	4	3,875
Balance at September 30, 2020	$(80)	$(7,766)	$(166)	$(8,012)

(dollars in millions)	Foreign Currency Translation	Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2019
Balance at June 30, 2019	$(3,354)	$(6,398)	$(140)	$(9,892)
Other comprehensive income (loss) before reclassifications, net	(417)	(420)	(153)	(990)
Amounts reclassified, pre-tax	—	(41)	20	(21)
Tax expense (benefit)	(56)	114	26	84
Balance at September 30, 2019	$(3,827)	$(6,745)	$(247)	$(10,819)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(3,442)	$(5,718)	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	(322)	(434)	(125)	(881)
Amounts reclassified, pre-tax	—	46	40	86
Tax expense (benefit)	(55)	98	11	54
ASU 2018-02 adoption impact	(8)	(737)	—	(745)
Balance at September 30, 2019	$(3,827)	$(6,745)	$(247)	$(10,819)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The standard allowed companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income (loss) from the TCJA. We elected to reclassify the income tax effects of the TCJA from Accumulated other comprehensive income (loss) of $745 million to retained earnings, effective January 1, 2019.
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net losses recognized during each period presented. These costs are recorded as components of net periodic pension benefit for each period presented. Additionally, in the quarter ended September 30, 2019, we recorded a curtailment gain of $98 million in the Condensed Consolidated Statement of Operations which is included within amounts reclassified related to our defined pension and postretirement plans (see “Note 10: Employee Benefit Plans” for additional details).
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

(dollars in millions)	September 30, 2020	December 31, 2019
Current assets	$6,519	$5,448
Noncurrent assets	894	894
Total assets	$7,413	$6,342
Current liabilities	$7,518	$6,971
Noncurrent liabilities	100	94
Total liabilities	$7,618	$7,065

Note 16: Guarantees
We extend a variety of financial, market value and performance guarantees to third parties. These instruments expire on various dates through 2024. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of September 30, 2020 and December 31, 2019, the following guarantees related to continuing operations were outstanding:

(dollars in millions)	September 30, 2020		December 31, 2019
	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$333	$8	$333	$7
Third party guarantees(1)	374	4	48	—
(1)     Increase in guarantees is primarily due to the Raytheon Merger.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $121 million and $166 million at September 30, 2020 and December 31, 2019, respectively. For additional information regarding the environmental indemnifications, see “Note 17: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$1,033	$929
Warranties and performance guarantees issued	206	325
Settlements	(229)	(233)
Other	(10)	(3)
Balance as of September 30	$1,000	$1,018

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
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and authorities with jurisdiction over our foreign operations. As described in “Note 1: Basis of Presentation and Summary of Accounting Principles,” we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. At September 30, 2020 and December 31, 2019, we had $801 million and $725 million, respectively, reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing and other contractual commitments of approximately $13.7 billion and $15.0 billion as of September 30, 2020 and December 31, 2019, respectively, on a gross basis before reduction for our collaboration partners’ share. These commitments primarily relate to financing commitments to our commercial aerospace industry customers and commitments to secure certain contractual rights to provide product on new aircraft platforms. In connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments, which are considered in other contractual commitments above, are being capitalized as collaboration intangible assets. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.7 billion as of September 30, 2020.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2020, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.7 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many may result in no adverse action against us. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely settlement amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.
Legal Proceedings. The Company and its subsidiaries are subject to various litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($651 million at September 30, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($109 million at September 30, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($69 million at September 30, 2020), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
Thales-Raytheon Systems Matter
As previously disclosed, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Thales-Raytheon Systems (TRS) or anyone acting on their behalf in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its ongoing investigation. Raytheon Company maintains a rigorous anti-corruption compliance program, is cooperating fully with the SEC’s inquiry, and is examining whether there has been any conduct that is in violation of Raytheon Company policy. At this time, the Company is unable to predict the outcome of the SEC’s or DOJ’s inquiry. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity.
DOJ Investigation
On October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense business since 2009. We are cooperating fully with the DOJ’s investigation. At this time, the Company is unable to predict the outcome of the investigation. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity.
Darnis, et al.
On August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint claims that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty, and also asserts claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). We believe that the Company has meritorious defenses to these claims. At this time, the Company is unable to predict the outcome, or the possible range of loss, if any, which could result from this action.
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
Note 18: Segment Financial Data
Our operations, effective as of the date of the Raytheon Merger, are classified into four principal segments: Collins Aerospace, Pratt & Whitney, RIS and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. See “Note 21: Segment Financial Data” within the Notes to the Consolidated Financial Statements in our 2019 Annual Report for a description of the Collins Aerospace and Pratt & Whitney segments.
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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments. Results for the quarters ended September 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2020	2019	2020	2019	2020	2019
Collins Aerospace Systems	$4,274	$6,495	$526	$1,259	12.3%	19.4%
Pratt & Whitney	3,494	5,285	(615)	520	(17.6)%	9.8%
Raytheon Intelligence & Space	3,674	—	348	—	9.5%	—%
Raytheon Missiles & Defense	3,794	—	453	—	11.9%	—%
Total segment	15,236	11,780	712	1,779	4.7%	15.1%
Eliminations and other(1)	(489)	(407)	(51)	(46)
Corporate expenses and other unallocated items (2)	—	—	(84)	(83)
FAS/CAS operating adjustment	—	—	380	—
Acquisition accounting adjustments	—	—	(523)	(220)
Consolidated	$14,747	$11,373	$434	$1,430	2.9%	12.6%
(1)    Includes the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.
(2)    The net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project of $45 million in the quarter ended September 30, 2020 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in the quarter ended September 30, 2019.

Results for the nine months ended September 30, 2020 and 2019 are as follows:

	Net Sales		Operating Profits		Operating Profit Margins
(dollars in millions)	2020	2019	2020	2019	2020	2019
Collins Aerospace Systems	$14,914	$19,584	$1,455	$3,499	9.8%	17.9%
Pratt & Whitney	12,334	15,257	(597)	1,447	(4.8)%	9.5%
Raytheon Intelligence & Space	6,988	—	659	—	9.4%	—%
Raytheon Missiles & Defense	7,384	—	850	—	11.5%	—%
Total segment	41,620	34,841	2,367	4,946	5.7%	14.2%
Eliminations and other (1)	(1,452)	(1,186)	(104)	(115)
Corporate expenses and other unallocated items (2)	—	—	(491)	(216)
FAS/CAS operating adjustment	—	—	736	—
Acquisition accounting adjustments	—	—	(4,539)	(657)
Consolidated	$40,168	$33,655	$(2,031)	$3,958	(5.1)%	11.8%
(1)    Includes the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.
(2)    The net expenses related to the U.S. Army’s LTAMDS project of $80 million in the nine months ended September 30, 2020 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in the nine months ended September 30, 2019.
Total assets by segment are as follows:

	Total Assets
(dollars in millions)	September 30, 2020	December 31, 2019
Collins Aerospace Systems(1)	$68,870	$74,049
Pratt & Whitney(1)	32,240	31,170
Raytheon Intelligence & Space(1)	20,509	—
Raytheon Missiles & Defense(1)	29,720	—
Total segment	151,339	105,219
Corporate and other	11,004	2,573
Assets related to discontinued operations	56	31,823
Consolidated	$162,399	$139,615
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

Segment sales disaggregated by geographic region for the quarters ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,378	$1,856	$2,933	$2,290	$109	$9,566	$3,269	$2,260	$—	$—	$3	$5,532
Asia Pacific	358	772	195	365	13	1,703	644	1,452	—	—	—	2,096
Middle East and North Africa	97	112	122	714	10	1,055	168	212	—	—	—	380
Europe	965	572	100	337	38	2,012	1,661	953	—	—	—	2,614
Canada and All Other	165	179	29	29	9	411	342	409	—	—	—	751
Consolidated net sales	3,963	3,491	3,379	3,735	179	14,747	6,084	5,286	—	—	3	11,373
Inter-segment sales	311	3	295	59	(668)	—	411	(1)	—	—	(410)	—
Business segment sales	$4,274	$3,494	$3,674	$3,794	$(489)	$14,747	$6,495	$5,285	$—	$—	$(407)	$11,373
Segment sales disaggregated by geographic region for the nine months ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$8,027	$6,103	$5,498	$4,440	$156	$24,224	$9,590	$6,353	$—	$—	$9	$15,952
Asia Pacific	1,350	2,980	390	716	26	5,462	1,822	3,930	—	—	—	5,752
Middle East and North Africa	339	406	244	1,434	18	2,441	536	608	—	—	—	1,144
Europe	3,497	2,101	202	628	104	6,532	5,341	3,126	—	—	—	8,467
Canada and All Other	651	738	53	43	24	1,509	1,097	1,243	—	—	—	2,340
Consolidated net sales	13,864	12,328	6,387	7,261	328	40,168	18,386	15,260	—	—	9	33,655
Inter-segment sales	1,050	6	601	123	(1,780)	—	1,198	(3)	—	—	(1,195)	—
Business segment sales	$14,914	$12,334	$6,988	$7,384	$(1,452)	$40,168	$19,584	$15,257	$—	$—	$(1,186)	$33,655

Segment sales disaggregated by customer for the quarters ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government(1)	$1,238	$1,270	$2,879	$2,288	$72	$7,747	$1,222	$1,091	$—	$—	$—	$2,313
Foreign military sales through the U.S. government	34	325	185	828	—	1,372	64	335	—	—	—	399
Foreign government direct commercial sales	230	120	240	594	2	1,186	217	98	—	—	—	315
Commercial aerospace and other commercial	2,461	1,776	75	25	105	4,442	4,581	3,762	—	—	3	8,346
Consolidated net sales	3,963	3,491	3,379	3,735	179	14,747	6,084	5,286	—	—	3	11,373
Inter-segment sales	311	3	295	59	(668)	—	411	(1)	—	—	(410)	—
Business segment sales	$4,274	$3,494	$3,674	$3,794	$(489)	$14,747	$6,495	$5,285	$—	$—	$(407)	$11,373
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by customer for the nine months ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government(1)	$3,880	$3,792	$5,376	$4,429	$126	$17,603	$3,534	$3,243	$—	$—	$—	$6,777
Foreign military sales through the U.S. government	166	877	387	1,610	—	3,040	190	901	—	—	—	1,091
Foreign government direct commercial sales	659	380	449	1,163	2	2,653	700	382	—	—	—	1,082
Commercial aerospace and other commercial	9,159	7,279	175	59	200	16,872	13,962	10,734	—	—	9	24,705
Consolidated net sales	13,864	12,328	6,387	7,261	328	40,168	18,386	15,260	—	—	9	33,655
Inter-segment sales	1,050	6	601	123	(1,780)	—	1,198	(3)	—	—	(1,195)	—
Business segment sales	$14,914	$12,334	$6,988	$7,384	$(1,452)	$40,168	$19,584	$15,257	$—	$—	$(1,186)	$33,655
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$3,231	$2,142	$2,534	$3,405	$157	$11,469	$4,973	$3,235	$—	$—	$3	$8,211
Service	732	1,349	845	330	22	3,278	1,111	2,051	—	—	—	3,162
Consolidated net sales	$3,963	$3,491	$3,379	$3,735	$179	$14,747	$6,084	$5,286	$—	$—	$3	$11,373
Inter-segment sales	311	3	295	59	(668)	—	411	(1)	—	—	(410)	—
Business segment sales	$4,274	$3,494	$3,674	$3,794	$(489)	$14,747	$6,495	$5,285	$—	$—	$(407)	$11,373
Segment sales disaggregated by sales type for the nine months ended September 30, 2020 and 2019 are as follows:

	2020						2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$11,325	$7,285	$4,867	$6,637	$288	$30,402	$15,105	$9,521	$—	$—	$9	$24,635
Service	2,539	5,043	1,520	624	40	9,766	3,281	5,739	—	—	—	9,020
Consolidated net sales	$13,864	$12,328	$6,387	$7,261	$328	$40,168	$18,386	$15,260	$—	$—	$9	$33,655
Inter-segment sales	1,050	6	601	123	(1,780)	—	1,198	(3)	—	—	(1,195)	—
Business segment sales	$14,914	$12,334	$6,988	$7,384	$(1,452)	$40,168	$19,584	$15,257	$—	$—	$(1,186)	$33,655
RIS and RMD segment sales disaggregated by contract type for the quarter and nine months ended September 30, 2020 are as follows:

	Quarter Ended September 30, 2020		Nine Months Ended September 30, 2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,443	$2,404	$2,646	$4,582
Cost-type	1,936	1,331	3,741	2,679
Consolidated net sales	$3,379	$3,735	$6,387	$7,261

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters and nine months ended September 30, 2020 and 2019, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 27, 2020, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of September 30, 2020, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts
October 27, 2020

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
Separation Transactions and Distributions. On April 3, 2020, UTC (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
UTC was determined to be the accounting acquirer in the merger, and as a result the financial statements of Raytheon Technologies for the period ended and as of September 30, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar with results recorded from the April 3, 2020 merger close date through September 27, 2020 while Collins Aerospace Systems (Collins Aerospace) and Pratt & Whitney continue to use a quarter calendar end of September 30, 2020. The historical results of Otis and Carrier are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
The current status of significant factors affecting our business environment in 2020 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our Annual Report to Shareowners (2019 Annual Report), which is incorporated by reference in our Annual Report on Form 10-K for calendar year 2019 (2019 Form 10-K), and the “Risk Factors” in Part II, Item IA of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
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
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in market demand and the global political environment. Total sales to the U.S. government were $7.7 billion and $2.3 billion for the quarters ended September 30, 2020 and 2019, or 53% and 20% of total sales for those periods, respectively. Total sales to the U.S. government were $17.6 billion and $6.8 billion for the nine months ended September 30, 2020 and 2019, or 44% and 20% of total sales for those periods, respectively. Our participation in long-term production, development and sustainment programs for the U.S. government has and is expected to contribute positively to our results in 2020.
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
The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. These conditions, which began in the second quarter of 2020, have continued in the third quarter of 2020. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data and estimates, revenue passenger miles (RPMs) for the year ending December 31, 2020 could decline by more than 60% in comparison to the prior year due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We are actively mitigating costs and adjusting production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and personnel reductions. In the quarter and nine months ended September 30, 2020, we recorded total restructuring charges of $250 million and $685 million, respectively, primarily related to personnel reductions at our Collins Aerospace and Pratt & Whitney businesses to preserve capital and at our Corporate Headquarters due to consolidation from the Raytheon Merger. The former Raytheon Company businesses have not experienced significant facility closures or other significant business disruptions as a result of the COVID-19 pandemic.

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
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020 requiring us to reassess our commercial aerospace business goodwill and intangibles valuations, as well as our significant assumptions of future cash flows from our underlying assets and potential changes in our liabilities.
Beginning in the second quarter of 2020, our revenue at Collins Aerospace and Pratt & Whitney has been significantly negatively impacted by the decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. In order to evaluate the ongoing impact, in the second quarter of 2020 we updated our forecast assumptions of future business activity, which are subject to a wide range of uncertainties, including those noted above. Based upon our analysis, we concluded that the carrying value of two of our Collins Aerospace reporting units was greater than its respective fair value, and accordingly, recorded a goodwill impairment charge of $3.2 billion. In the third quarter of 2020, we updated our forecast assumptions for Collins Aerospace and determined that the resulting third quarter forecasts were in line with our second quarter forecasts. As such, we determined we did not have an additional goodwill impairment triggering event. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q for additional information.
Additionally, in the nine months ended September 30, 2020 we recorded write-downs of non-goodwill assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•increased estimated credit losses on both our receivables and contract assets of $48 million and $357 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment on a Pratt & Whitney commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period of $334 million in both the quarter and nine months ended September 30, 2020,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $13 million and $146 million in the quarter and nine months ended September 30, 2020,
•an unfavorable EAC adjustment of $129 million in both the quarter and nine months ended September 30, 2020 related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney,
•an $89 million impairment of commercial aircraft program assets at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•the impairment of a Collins Aerospace trade name of $57 million in total, in the first and second quarters of 2020,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $48 million in total, in the second and third quarters of 2020, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the second quarter of 2020second quarter of 2020.
As described further in “Note 5: Commercial Aerospace Industry Assets and Commitments” within the Notes to the Consolidated Financial Statements in our 2019 Annual Report, we have significant exposure related to our airline and airframer customers, including significant accounts receivable and contract assets balances. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.

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
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our earnings outlook for the remainder of 2020. With regard to political conditions, in July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply us with components, some of which are sole-sourced, primarily in our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition.
A change in the Administration or change in the makeup of Congress following the outcome of the November 2020 elections, could result in changes to U.S. Government policies that may impact regulatory approval of required licenses and approvals for direct commercial sales contracts to certain foreign customers. Likewise, licenses previously granted for prior sales could also be revoked by a new Administration and/or Congress, if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals and licenses, or those approvals or licenses are revoked, it could have a material effect on our financial results.
In particular, we have direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process have not yet been obtained. We had approximately $1.2 billion of total contract value, recognized approximately $400 million of sales for work performed through the date of the Raytheon Merger and approximately $150 million of sales subsequent to the date of the Raytheon Merger through September 30, 2020, and received approximately $450 million in advances as of September 30, 2020 on these contracts. On a contract-by-contract basis, we had $200 million of net contract assets and $100 million of net contract liabilities related to these contracts pending the U.S. government approvals.
See Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for further discussion of these items.
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
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage of completion basis, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule including consideration of customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past service cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of loss provisions on our contracts accounted for on a percentage of completion basis.
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Operating profit	$(462)	$4	$(592)	$(77)
Income (loss) from continuing operations attributable to common shareowners (1)	(365)	3	(468)	(61)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.24)	$—	$(0.36)	$(0.07)
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
We applied these approaches to the valuation of intangibles for the Raytheon Merger, for which the most significant intangible assets identified were customer relationships and tradenames. Specific to these intangible assets, our estimates of market participant future cash flows included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. For the customer relationships, where appropriate, the net cash flows were probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. In addition, the net cash flows were discounted using an appropriate discount rate that requires judgment by management. The estimated fair value of identifiable intangible assets acquired in connection with the Raytheon Merger was approximately $19.1 billion.

Also included within other intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. Capitalized payments made on these contractual commitments are amortized as a reduction of sales. We amortize these intangible assets based on the pattern of economic benefit, which typically results in an amortization method other than straight-line. In the aerospace industry, amortization based on the pattern of economic benefit generally results in lower amortization expense during the development period with increasing amortization expense as programs enter full production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined, a straight-line amortization method is used. The gross value of these contractual commitments at September 30, 2020 was approximately $11.9 billion, of which approximately $3.3 billion has been paid to date. We record these payments as intangible assets when such payments are no longer conditional. We regularly assess the recoverability of these intangibles, which is dependent upon the future success and profitability of the underlying aircraft platforms including the associated aftermarket revenue streams.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting units to its estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For these quantitative assessments that are performed, fair value is primarily based on income approaches using a discounted cash flow method and relief from royalty method, which have significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.
The Company has been monitoring the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our expectations regarding future sales and cash flows. We considered these factors to be a triggering event in the second quarter of 2020, requiring impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney.
Impairment evaluations at Collins Aerospace and Pratt & Whitney resulted in several other charges as further discussed in the “Business Overview” section above, and includes $40 million and $17 million of impairment related to a Collins Aerospace indefinite-lived tradename intangible, in the first and second quarters of 2020, with no additional impairment recorded the quarter ended September 30, 2020. These charges were primarily due to declines in expected future commercial air traffic, airline bankruptcies, or other impacts such as accelerated fleet retirements, announced program delays and expected changes to contract terms. We also evaluated amortizable intangible assets and identified no impairments.
In the second quarter of 2020, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, a downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control. We weighted the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case, and used these weightings, as we believe they reflect the risks and opportunities relative to our current estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios. For these other reporting units, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace, with a fair value in excess of book value, including goodwill, of $1.4 billion or 19%. Material changes in these estimates could occur and result in additional impairments in future periods. If the discount rate used for the impairment analysis increased or decreased by 25 basis points, the impairments of the two Collins Aerospace reporting units would have increased by $1.2 billion or decreased by $1.3 billion, respectively. If the cash flows were decreased or increased by 10% the impairments would have increased by $2.5 billion or decreased by $2.1 billion, respectively.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. In the third quarter of 2020, we updated our forecast assumptions for Collins Aerospace and determined that the resulting third quarter forecasts were in line with our second quarter forecasts. As such, we determined we did not have an additional goodwill impairment triggering event. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, would require the Company to record a non-cash impairment charge.
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
As a result of the Raytheon Merger we have updated our sensitivity analysis as of the merger date. An increase of 25 basis points in the discount rate would have decreased our projected benefit obligation by $1,925 million as of April 3, 2020. A decrease of 25 basis points in the discount rate would have increased our projected benefit obligation by $2,023 million as of April 3, 2020.
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
The segment results of RIS and RMD only include pension and PRB expense as determined under CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments is the FAS/CAS operating adjustment and is reported as a separate line in our segment results. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins Aerospace and Pratt & Whitney include FAS service cost. The other components of FAS expense for all segments are recorded in non-operating income under Non-service pension (income) expense on our Condensed Consolidated Statement of Operations.
We are also subject to the Employee Retirement Income Security Act of 1974 (ERISA) funding rules, which require us to fully fund our pension plans over a rolling seven-year period as determined annually based on the Pension Protection Act of 2006 (PPA) calculated funded status at the beginning of each year. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. Due to the differences in requirements and calculation methodologies, neither our FAS expense nor our CAS expense is indicative of the PPA funding requirements.
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
Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.
Contingent Liabilities. Our operating units include businesses which sell products and services and conduct operations throughout the world. As described in “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q, contractual, regulatory and other matters in the normal course of business may arise that subject us to claims or litigation. Of note, the design, development, production and support of new aerospace technologies is inherently complex and subject to risk. Since the PW1000G Geared Turbofan engine entered into service in 2016, technical issues have been identified and experienced with the engine, which is typical for new engines and new aerospace technologies. Pratt & Whitney has addressed these issues through various improvements and modifications. These issues have resulted in financial impacts, including increased warranty provisions, customer contract settlements, and reductions in contract performance estimates. Additional technical issues, either related to this program or other programs, may also arise in the normal course, which may result in financial impacts that could be material to the Company’s financial position, results of operations and cash flows.

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
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net Sales	$14,747	$11,373	$40,168	$33,655
The factors contributing to the total change year-over-year in total net sales for the quarter and nine months ended September 30, 2020 are as follows:

(dollars in millions)	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Organic(1)	$(3,855)	$(7,357)
Foreign currency translation	14	(14)
Acquisitions and divestitures, net	7,215	13,884
Other	—	—
Total change	$3,374	$6,513
(1)    We provide the organic change in net sales for our consolidated results of operations. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; and other significant non-recurring and non-operational items. A reconciliation of this measure to reported U.S. GAAP amounts are provided in the table above.
Net sales decreased $3,855 million organically in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. This decrease reflects lower organic sales of $2.2 billion at Collins Aerospace, primarily driven by lower commercial aerospace aftermarket sales and lower commercial aerospace OEM sales, partially offset by higher military sales. The declines in commercial aerospace OEM sales and commercial aerospace aftermarket sales were primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $1.8 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales primarily driven by an increase in F117 overhauls, F135 engine sales and aftermarket growth on multiple fighter jet platforms. The $7,215 million sales increase in Acquisitions and divestitures, net for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net was the sale of the Collins Aerospace military Global Positioning System (GPS) and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.
Net sales decreased $7,357 million organically for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease reflects lower organic sales of $4.6 billion at Collins Aerospace, primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, partially offset by higher military sales. The declines in commercial aerospace OEM sales and commercial aerospace aftermarket sales were primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of

$2.9 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic, partially offset by higher military sales primarily driven by an increase in F135 engine sales, F117 overhauls and aftermarket growth on multiple fighter jet platforms. The $13,884 million sales increase in Acquisitions and divestitures, net for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net was the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.
The composition of external net sales by products and services sales for the quarter and nine months ended September 30, 2020 was approximately the following:

	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Products	80%	60%	75%	90%
Services	20%	40%	25%	10%

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Net Sales
Products	$11,469	$8,211	78%	72%
Services	3,278	3,162	22%	28%
Total net sales	$14,747	$11,373	100%	100%
Net products sales grew $3,258 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily due to an increase in external product sales of $6.1 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $1.7 billion at Collins Aerospace and $1.1 billion at Pratt & Whitney.
Net services sales grew $116 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily due to an increase in external services sales of $1.2 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $0.7 billion at Pratt & Whitney and $0.4 billion at Collins Aerospace.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Net Sales
Products	$30,402	$24,635	76%	73%
Services	9,766	9,020	24%	27%
Total net sales	$40,168	$33,655	100%	100%
Net products sales grew $5,767 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in external product sales of $11.8 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $3.8 billion at Collins Aerospace and $2.2 billion at Pratt & Whitney.
Net services sales grew $746 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in external services sales of $2.2 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $0.7 billion at Collins Aerospace and $0.7 billion at Pratt & Whitney.

Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Sales to the U.S. government(1)	$7,747	$2,313	53%	20%
Foreign military sales through the U.S. government	1,372	399	9%	4%
Foreign government direct commercial sales	1,186	315	8%	3%
Commercial aerospace and other commercial sales	4,442	8,346	30%	73%
Total net sales	$14,747	$11,373	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Sales to the U.S. government(1)	$17,603	$6,777	44%	20%
Foreign military sales through the U.S. government	3,040	1,091	8%	3%
Foreign government direct commercial sales	2,653	1,082	7%	3%
Commercial aerospace and other commercial sales	16,872	24,705	42%	73%
Total net sales	$40,168	$33,655	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Products and Services Sold

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Total cost of products and services sold	$13,004	$8,509	$33,790	$25,482
Percentage of net sales	88.2%	74.8%	84.1%	75.7%
The factors contributing to the change year-over-year for the quarter and nine months ended September 30, 2020 in total cost of products and services sold are as follows:

(dollars in millions)	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Organic(1)	$(1,833)	$(3,456)
Foreign currency translation	19	(25)
Acquisitions and divestitures, net	5,777	11,019
Restructuring	122	211
Acquisition accounting adjustments	301	622
Other	109	(63)
Total change	$4,495	$8,308
(1)    We provide the organic change in cost of sales for our consolidated results of operations. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; restructuring costs; costs related to certain acquisition accounting adjustments and other significant non-recurring and non-operational items. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic decrease in total cost of products and services sold for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, of $1,833 million was primarily driven by the organic sales decreases noted above. The increase in Acquisitions and divestitures, net of $5,777 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net is the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q. The increase in Other of $109 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, reflects an $89 million impairment of commercial aircraft program assets at Pratt & Whitney.
The organic decrease in total cost of products and services sold for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, of $3,456 million was primarily driven by the organic sales decreases noted above. The increase in Acquisitions and divestitures, net of $11,019 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net is the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q. The decline in Other of $63 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, reflects the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition of $181 million, at Collins Aerospace, partially offset by an $89 million impairment of commercial aircraft program assets at Pratt & Whitney.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Cost of sales
Products	$10,322	$6,498	70.0%	57.1%
Services	2,682	2,011	18.2%	17.7%
Total cost of sales	$13,004	$8,509	88.2%	74.8%
Net products cost of sales grew $3,824 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace and Pratt & Whitney.
Net services cost of sales grew $671 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services cost of sales at Collins Aerospace.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions, except percentages)	2020	2019	2020	2019
Cost of sales
Products	$26,571	$19,897	66.1%	59.1%
Services	7,219	5,585	18.0%	16.6%
Total cost of sales	$33,790	$25,482	84.1%	75.7%
Net products cost of sales grew $6,674 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace and Pratt & Whitney.
Net services cost of sales grew $1,634 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services cost of sales at Collins Aerospace.
Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Company-funded	$642	$592	$1,872	$1,784
Percentage of net sales	4.4%	5.2%	4.7%	5.3%
Customer-funded (1)	$1,207	$583	$3,032	$1,708
Percentage of net sales	8.2%	5.1%	7.5%	5.1%
(1)    Customer-funded research and development costs are included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The increase in company-funded research and development of $50 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, was primarily driven by $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Pratt & Whitney principally driven by cost reduction measures due to the current economic environment primarily due to COVID-19. The increase in company-funded research and development of $88 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily driven by $0.4 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.2 billion across various commercial programs at Pratt & Whitney and $0.1 billion across various commercial programs at Collins Aerospace, both principally driven by cost reduction measures due to the current economic environment primarily due to COVID-19.

The increase in customer-funded research and development of $624 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020. The increase in customer-funded research and development of $1,324 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily driven by $1.2 billion related to the Raytheon Merger on April 3, 2020. The remaining increase was primarily driven by higher military development program expenses of $0.1 billion at Pratt & Whitney.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$1,401	$902	$4,189	$2,672
Percentage of net sales	9.5%	7.9%	10.4%	7.9%
Selling, general and administrative expenses increased $499 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, primarily driven by $0.5 billion related to the Raytheon Merger on April 3, 2020, excluding the impact of restructuring costs. The increase in Selling, general and administrative expenses also includes higher general and administrative restructuring costs of $0.1 billion.
Selling, general and administrative expenses increased $1,517 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by $1.0 billion related to the Raytheon Merger on April 3, 2020, excluding the impact of restructuring costs, and higher general and administrative restructuring costs of $0.3 billion. The increase in Selling, general and administrative expenses also includes higher expenses of $0.2 billion at Pratt & Whitney and $0.1 billion at Collins Aerospace principally driven by increased estimates of expected credit losses primarily due to customer bankruptcies and additional allowances for credit losses.
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
Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Other income (expense), net	$734	$60	$835	$241
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The increase in Other income (expense), net of $674 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to $608 million of gains on the sales of the Collins Aerospace businesses, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.
The increase in Other income (expense), net of $594 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to $608 million of gains from the sales of the Collins Aerospace businesses.
Operating Profits (loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Operating profits (loss)	$434	$1,430	$(2,031)	$3,958
Operating profit (loss) margin	2.9%	12.6%	(5.1)%	11.8%
The decrease in Operating profits of $996 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily driven by the operating performance at our segments as described below in the individual segment results. Included in the decrease in Operating profits was an increase in acquisition accounting adjustments of $359 million related to the Raytheon Merger and an increase in restructuring costs of $222 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments and the Raytheon Merger on April 3, 2020.
The change in Operating profits (loss) of $5,989 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by the $3,183 million goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units, and operating performance at our segments as described below in the individual segment results. Included in the decrease in Operating profits (loss) was an increase in acquisition accounting adjustments of $712 million related to the Raytheon Merger and an increase in restructuring costs of $582 million primarily related to actions taken at our Collins Aerospace and Pratt & Whitney segments and the Raytheon Merger on April 3, 2020.
Non-service Pension (Income) Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Non-service pension (income) expense	$(253)	$(289)	$(658)	$(681)
The change in Non-service pension (income) expense of $36 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily driven by a one-time curtailment gain of $98 million in the quarter ended September 30, 2019 and an increase in the recognition of net actuarial loss in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 for the UTC plans, partially offset by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger. The one-time curtailment gain was due to the recognition of previously unrecognized prior service credits as a result of an amendment to the UTC domestic defined benefit plans to cease accrual of additional benefits for future service and compensation for non-union participants effective December 31, 2019.
The change in Non-service pension (income) expense of $23 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by a one-time curtailment gain of $98 million in the quarter ended September 30, 2019 and an increase in the recognition of net actuarial loss in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 for the UTC plans, partially offset by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger.
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense	$356	$424	$1,041	$1,275
Interest income	(6)	(22)	(24)	(101)
Interest expense, net	$350	$402	$1,017	$1,174
Average interest expense rate	4.2%	3.6%	4.0%	3.7%
Interest expense, net decreased $52 million for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019, primarily due to a decrease in interest expense principally driven by the repayment of long-term debt. Interest expense, net decreased $157 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a decrease in interest expense principally driven by the repayment of long-term debt, partially offset by a decrease in interest income principally driven by interest income of $63 million related to tax settlements in the prior year. Included in the decrease in interest expense for the quarter and nine months ended September 30, 2020 was a $8 million change and $52 million change, respectively, in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, primarily related to the trusts acquired as part of the Raytheon Merger. The average maturity of our long-term debt at September 30, 2020 is approximately 14 years.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	45.1%	23.2%	(31.5)%	13.4%
The effective tax rate for the quarter ended September 30, 2020 included the 21% tax expense on pretax income and a 61.1% increase in the rate associated with the sales of the Collins Aerospace businesses, partially offset by a 16.8% decrease in the rate associated with the state and non-U.S. tax rates related to the charges in the quarter driven by the current economic environment primarily due to the COVID-19 pandemic and restructuring costs, and a 13.6% decrease in the rate associated with an update to the forecasted annualized effective tax rate (AETR) impact on prior quarter earnings. For further discussion of these charges refer to “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 11: Restructuring Costs” within Item 1 of this Form 10-Q. The remaining 6.6% decrease to the rate is composed of various unrelated items, which individually and collectively are not significant.
The effective tax rate for the nine months ended September 30, 2020 included the 21% tax benefit on pretax loss, a 27.6% decrease in the rate associated with the primarily non-deductible goodwill impairment, a 16.3% decrease in the rate for the impairment of deferred tax assets as a result of the Separation Transactions or the Raytheon Merger and a 9.5% decrease to the rate primarily related to the sales of the Collins Aerospace businesses. The remaining 0.9% increase to the rate is composed of various unrelated items, which individually and collectively are not significant.
The effective tax rate for the quarter and nine months ended September 30, 2019 included the 21% tax expense on pretax income offset by a decrease to the rate of 0.7% and 8.3%, respectively, associated with audit settlements related to the Examination Division of the Internal Revenue Service (IRS) for the UTC 2014-2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. The remaining 2.9% increase for the quarter ended September 30, 2019 and 0.7% increase for the nine months ended September 30, 2019 is composed of various unrelated items, which individually and collectively are not significant.
The full year rate is subject to change as guidance and interpretations related to the Tax Cuts and Jobs Act of 2017 (TCJA) continue to be finalized. Additionally, we anticipate variability in the tax rate quarter to quarter from potential discrete items. On July 20, 2020, the U.S. Treasury Department released final Global Intangible Low-Taxed Income (GILTI) and proposed subpart F income regulations. The GILTI regulations provide guidance with respect to provisions enacted in the TCJA and allow for retroactive application. We continue to review the impact to the effective tax rate and intend to record the final impact in the fourth quarter. On September 29, 2020, the U.S. Treasury Department released proposed and final foreign tax credit regulations; we are reviewing the impact to the effective tax rate.
Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) from continuing operations attributable to common shareowners	$151	$958	$(3,255)	$2,853
Diluted earnings (loss) per share from continuing operations	$0.10	$1.11	$(2.48)	$3.31
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2020 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $401 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.27;
•restructuring charges of $189 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.12;
•significant unfavorable contract adjustments primarily at Pratt & Whitney of $430 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.28; and
•gains on the sales of the Collins Aerospace businesses of $253 million, net of tax, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q, which had a favorable impact on diluted earnings per share from continuing operations of $0.17.
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2019 includes the following:
•acquisition accounting adjustments of $176 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.20; and
•restructuring charges, net of tax, of $21 million, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.02.
Net loss from continuing operations attributable to common shareowners for the nine months ended September 30, 2020 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $1,004 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.77;
•restructuring charges of $517 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.39;
•$3,240 million of non-deductible goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted earnings per share from continuing operations of $2.47;
•significant unfavorable contract adjustments at Collins Aerospace and Pratt & Whitney of $630 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.48;

•$415 million of tax charges in connection with the Company’s Separation Transactions, including the impairment of deferred tax assets not expected to be utilized, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.32;
•increased estimates of expected credit losses driven by customer bankruptcies and additional allowances for credit losses of $272 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.21; and
•gains on the sales of the Collins Aerospace businesses of $253 million, net of tax, which had a favorable impact on diluted earnings per share from continuing operations of $0.19.
Net income from continuing operations attributable to common shareowners for the nine months ended September 30, 2019 includes the following:
•acquisition accounting adjustments of $521 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.60;
•restructuring charges of $77 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.09;
•tax settlements and related interest income on tax settlements of $335 million, which had a favorable impact on diluted earnings per share from continuing operations of $0.39; and
•amortization on the inventory fair value step-up associated with the Rockwell Collins acquisition of $141 million, net of tax, which had an unfavorable impact on diluted earnings per share from continuing operations of $0.16.
Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) from discontinued operations attributable to common shareowners	$113	$190	$(399)	$1,541
Diluted earnings (loss) per share from discontinued operations	$0.08	$0.22	$(0.30)	$1.78
On April 3, 2020, we completed the separation of our commercial businesses, Otis and Carrier. Effective as of such date, the historical results of the Otis and Carrier segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
The change in net income (loss) from discontinued operations attributable to common shareowners of $77 million and the related change in diluted earnings (loss) per share from discontinued operations of $0.14 in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to prior year Otis and Carrier operating activity, as the Separation Transactions occurred on April 3, 2020, partially offset by higher prior year costs associated with the separation of our commercial businesses as discussed below.
The change in net income (loss) from discontinued operations attributable to common shareowners of $1,940 million and the related change in diluted earnings (loss) per share from discontinued operations of $2.08 in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to prior year Otis and Carrier operating activity, as the Separation Transactions occurred on April 3, 2020 and the increased costs associated with the separation of our commercial businesses in the nine months ended September 30, 2020 as discussed below.
Net income (loss) from discontinued operations for the quarter ended September 30, 2020 included a benefit associated with the separation of our commercial businesses of $113 million, net of tax, primarily related to tax benefits on prior period costs associated with the separation of our commercial businesses. Net income (loss) from discontinued operations for the nine months ended September 30, 2020 included costs associated with the separation of our commercial businesses of $877 million, net of tax, primarily related to debt extinguishment costs in connection with the early repayment of outstanding principal of $611 million.
Net income (loss) from discontinued operations for the quarter and the nine months ended September 30, 2019 included costs associated with the separation of our commercial businesses of $637 million, net of tax and $931 million, net of tax, respectively.

Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) attributable to common shareowners	$264	$1,148	$(3,654)	$4,394
Diluted earnings (loss) per share from operations	$0.17	$1.33	$(2.79)	$5.09
The decrease in net income (loss) attributable to common shareowners and diluted earnings per share from operations for the quarter and nine months ended September 30, 2020 was driven by the decrease in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners and the decrease from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations.
Restructuring Costs

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Restructuring costs	$250	$28	$685	$103
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
2020 Actions. During the quarter and nine months ended September 30, 2020, we recorded net pre-tax restructuring charges of $240 million and $686 million, respectively, primarily related severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the anticipated impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and ongoing cost reduction efforts initiated in 2020. We expect to incur additional restructuring charges of $34 million to complete these actions. We are targeting to complete the majority of the actions initiated in 2020 in 2021. We expect recurring pre-tax savings in continuing operations related to these actions to reach approximately $1.0 billion annually within one to two years. Approximately 75% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2020, we had cash outflows of $222 million related to the 2020 actions.
2019 Actions. During the quarters ended September 30, 2020 and 2019, we recorded $9 million and $8 million respectively, of net pre-tax restructuring charges for actions initiated in 2019. During the nine months ended September 30, 2020 and 2019, we recorded $5 million and $41 million, respectively, of net pre-tax restructuring charges for actions initiated in 2019. We expect to incur additional restructuring charges of $62 million to complete these actions. We are targeting to complete in 2020 the majority of the remaining workforce and facility related cost reduction actions initiated in 2019. We expect annual recurring pre-tax savings in continuing operations related to these actions to reach approximately $200 million annually within two years of initiating these actions, and we realized approximately $115 million during the nine months ended September 30, 2020. Almost all of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2020 and 2019, we had cash outflows of $35 million and $29 million, respectively related to the 2019 actions.
In addition, during the quarters ended September 30, 2020 and 2019, we recorded $1 million and $20 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2018 and prior. During the nine months ended September 30, 2020 and 2019, we reversed $6 million and recorded $62 million, respectively of net pre-tax restructuring charges for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see “Note 11: Restructuring Costs” within Item 1 of this Form 10-Q.
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
Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. For our defense contracts, where the primary customer is the U.S. government, our intercompany sales and profit is generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment and certain corporate expenses, as further discussed below.
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

Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$4,274	$6,495	$14,914	$19,584
Pratt & Whitney	3,494	5,285	12,334	15,257
Raytheon Intelligence & Space	3,674	—	6,988	—
Raytheon Missiles & Defense	3,794	—	7,384	—
Total segment	15,236	11,780	41,620	34,841
Eliminations and other	(489)	(407)	(1,452)	(1,186)
Consolidated	$14,747	$11,373	$40,168	$33,655

Operating Profits. Operating profits by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$526	$1,259	$1,455	$3,499
Pratt & Whitney	(615)	520	(597)	1,447
Raytheon Intelligence & Space	348	—	659	—
Raytheon Missiles & Defense	453	—	850	—
Total segment	712	1,779	2,367	4,946
Eliminations and other	(51)	(46)	(104)	(115)
Corporate expenses and other unallocated items	(84)	(83)	(491)	(216)
FAS/CAS operating adjustment	380	—	736	—
Acquisition accounting adjustments	(523)	(220)	(4,539)	(657)
Consolidated	$434	$1,430	$(2,031)	$3,958
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Gross favorable	$281	$98	$569	$317
Gross unfavorable	(743)	(94)	(1,161)	(394)
Total net EAC adjustments	$(462)	$4	$(592)	$(77)
As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date since only the unperformed portion of the contract at the merger date represents the obligation of the Company. This will have the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss reserves. The change in net EAC adjustments of $466 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to a change in net unfavorable EAC adjustments of $451 million at Pratt & Whitney. The change in net EAC adjustments of $515 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a change in net unfavorable EAC adjustments of $469 million at Pratt & Whitney. Significant EAC adjustments in the quarters and nine months ended September 30, 2020 and 2019 are discussed in each business segment’s discussion below. Refer to the individual segment results for further information.
Defense Backlog and Defense Bookings. We believe defense backlog and defense bookings are relevant to an understanding of management’s view of our defense operations’ performance. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins Aerospace and Pratt & Whitney segments. Defense backlog was approximately $70.2 billion and $22.3 billion as of September 30, 2020 and December 31, 2019, respectively. Defense bookings were approximately $8.4 billion and $3.6 billion for the quarters ended September 30,

2020 and 2019, respectively, and approximately $21.8 billion and $12.4 billion for the nine months ended September 30, 2020 and 2019, respectively.
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
Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current period. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable. Contract cancellations and terminations also include contract underruns on cost-type programs.
Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: (1) the desired capability by the customer and urgency of customer needs, (2) customer budgets and other fiscal constraints, (3) political and economic and other environmental factors, (4) the timing of customer negotiations, (5) the timing of governmental approvals and notifications, and (6) the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.
Collins Aerospace Systems

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$4,274	$6,495	(34)%	$14,914	$19,584	(24)%
Operating Profits	526	1,259	(58)%	1,455	3,499	(58)%
Operating Profit Margins	12.3%	19.4%		9.8%	17.9%
Quarter Ended September 30, 2020 Compared with Quarter Ended September 30, 2019

	Factors Contributing to Total Change
	Organic(1)	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(2,161)	$14	$(74)	$—	$—	$(2,221)
Operating Profits	(1,181)	(3)	(25)	(111)	587	(733)
(1)    We provide the organic change in net sales and operating profit for our Collins Aerospace and Pratt & Whitney segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; restructuring costs and other significant non-recurring and non-operational items. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales decrease of $2.2 billion in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily relates to lower commercial aerospace aftermarket sales of $1.3 billion, including declines across all aftermarket sales channels, and lower commercial aerospace OEM sales of $1.0 billion. These reductions were primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.1 billion. Included in the organic sales decrease were lower commercial aerospace OEM and aftermarket sales of approximately $0.3 billion related to the Boeing 737 Max program and fewer upgrades due to certain regulatory mandates that were primarily completed in early 2020.
The organic profit decrease of $1.2 billion in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to lower commercial aerospace operating profit of $1.3 billion principally driven by the lower commercial aerospace aftermarket and OEM sales volume discussed above. This decrease was partially offset by lower Selling, general and administrative expenses and Research and development costs of $0.1 billion, which includes the impact of cost reduction initiatives.

Included in organic profit in the quarter ended September 30, 2020 was $32 million of foreign government wage subsidies due to COVID-19 and $24 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020 as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.
The increase in Other operating profits of $0.6 billion in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily relates to gains of $608 million on the sales of the Collins Aerospace businesses discussed above, and a gain of $13 million on a real estate transaction in the current quarter, partially offset by a $15 million impairment loss on a building lease in the current quarter.
In the quarter ended September 30, 2020, Collins Aerospace booked $320 million for a multi-year Extravehicular Space Operations Contract (ESOC) to provide services, upgrades and sustainment in support of NASA’s Extra Vehicular Activity (EVA) on the International Space Station.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Factors Contributing to Total Change
	Organic(1)	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(4,587)	$(6)	$(77)	$—	$—	$(4,670)
Operating Profits	(2,685)	8	25	(212)	820	(2,044)
(1)    We provide the organic change in net sales and operating profit for our Collins Aerospace and Pratt & Whitney segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; restructuring costs and other significant non-recurring and non-operational items. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales decrease of $4.6 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to lower commercial aerospace OEM sales of $2.8 billion and lower commercial aerospace aftermarket sales of $2.3 billion, including declines across all aftermarket sales channels. These reductions were primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.5 billion. Included in the organic sales decrease were lower commercial aerospace OEM and aftermarket sales of approximately $0.8 billion related to the Boeing 737 Max program and fewer upgrades due to certain regulatory mandates that were primarily completed in early 2020.
The organic profit decrease of $2.7 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to lower commercial aerospace operating profit of $2.9 billion principally driven by the lower commercial aerospace OEM and aftermarket sales volume discussed above. Included in the lower commercial OEM operating profit were $157 million of significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of a certain aircraft. The decrease was also due to higher Selling, general and administrative expenses of $0.1 billion primarily driven by $123 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses, partially offset by lower Research and development expenses of $0.1 billion, which includes the impact of cost reduction initiatives.
Included in organic profit in the nine months ended September 30, 2020 was $56 million of foreign government wage subsidies due to COVID-19 and $12 million related to the favorable impact of a contract related matter in the first quarter of 2020.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020 as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q.
The increase in Other operating profits of $0.8 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to gains of $608 million on the sales of the Collins Aerospace businesses discussed above, the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition of $181 million, the absence of a prior year loss on the sale of a business of $25 million, and a current year gain of $13 million on a real estate transaction, partially offset by a $15 million impairment loss on a building lease in the current year.

Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,494	$5,285	(34)%	$12,334	$15,257	(19)%
Operating Profits	(615)	520	(218)%	(597)	1,447	(141)%
Operating Profit Margins	(17.6)%	9.8%		(4.8)%	9.5%
Quarter Ended September 30, 2020 Compared with Quarter Ended September 30, 2019

	Factors Contributing to Total Change
	Organic(1)	FX Translation(2)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,791)	$—	$—	$—	$—	$(1,791)
Operating Profits	(977)	—	—	(63)	(95)	(1,135)
(1)    We provide the organic change in net sales and operating profit for our Collins Aerospace and Pratt & Whitney segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; restructuring costs and other significant non-recurring and non-operational items. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
(2)    For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the table above. For all other segments these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.
The organic sales decrease of $1.8 billion in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily reflects lower commercial aftermarket sales of $1.6 billion, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales of $0.3 billion, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic. These declines were partially offset by higher military sales of $0.2 billion primarily driven by an increase in F117 overhauls, F135 engine sales and aftermarket growth on multiple fighter jet platforms. Included in the lower commercial aftermarket sales was a $0.3 billion impact to sales from the unfavorable contract adjustments discussed further below.
The organic profit decrease of $1.0 billion in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily driven by lower commercial aftermarket operating profits of $1.1 billion driven by the sales volume decrease discussed above, unfavorable mix, a $334 million unfavorable EAC adjustment on a commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period and an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract. This decrease was partially offset by lower research and development costs of $0.1 billion, which includes the impact of cost reduction initiatives, and other income of $58 million related to foreign government wage subsidies due to COVID-19.
Included in organic profit in the quarter ended September 30, 2020 was an increase in net unfavorable EAC adjustments of $451 million, primarily driven by the adjustments discussed above, and $24 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses.
The decrease in Other operating profits of $95 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to an $89 million impairment of commercial aircraft program assets in the current quarter.
In the quarter ended September 30, 2020, Pratt & Whitney booked $473 million for the F-135 program.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Factors Contributing to Total Change
	Organic(1)	FX Translation(2)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(2,887)	$(36)	$—	$—	$—	$(2,923)
Operating Profits	(1,747)	(12)	—	(153)	(132)	(2,044)
(1)    We provide the organic change in net sales and operating profit for our Collins Aerospace and Pratt & Whitney segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes the effect of foreign currency exchange rate fluctuations; acquisitions and divestitures, net; restructuring costs and other significant non-recurring and non-operational items. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
(2)    For Pratt & Whitney only, the transactional impact of foreign exchange hedging at Pratt & Whitney Canada has been netted against the translational foreign exchange impact for presentation purposes in the table above. For all other segments these foreign exchange transactional impacts are included within the organic/operational caption in their respective tables. Due to its significance to Pratt & Whitney’s overall operating results, we believe it is useful to segregate the foreign exchange transactional impact in order to clearly identify the underlying financial performance.
    The organic sales decrease of $2.9 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily reflects lower commercial aftermarket sales of $2.9 billion, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales of $0.5 billion, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic. These declines were partially offset by higher military sales of $0.5 billion primarily driven by an increase in F135 engine sales, F117 overhauls and aftermarket growth on multiple fighter jet platforms. Included in the lower commercial aftermarket sales a $0.3 billion impact to sales from the unfavorable contract adjustments discussed further below.
The organic profit decrease of $1.7 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by lower commercial aftermarket operating profits of $1.8 billion driven by the sales volume decrease discussed above, unfavorable mix, a $334 million unfavorable EAC adjustment on a commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period and an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract. The decrease was also driven by higher Selling, general and administrative expenses of $0.2 billion primarily driven by $229 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses. This decrease was partially offset by lower research and development costs of $0.2 billion, which includes the impact of cost reduction initiatives, and other income of $117 million related to foreign government wage subsidies due to COVID-19.
Included in organic profit was an increase in net unfavorable EAC adjustments of $469 million, which included the unfavorable EAC adjustments discussed above and significant net unfavorable EAC adjustments of $62 million based on a portfolio review of our commercial aftermarket programs in the second quarter of 2020 in consideration of the estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs. Also included was an unfavorable EAC adjustment of $44 million in the second quarter of 2020 on a military program primarily driven by a shift in estimated overhead costs due to the lower commercial engine activity discussed above.
    The decrease in Other operating profits of $132 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to an $89 million impairment of commercial aircraft program assets in the current year, the absence of a prior year licensing sale of $19 million and the absence of a prior year gain on divestiture of $18 million.
Raytheon Intelligence & Space

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,674	—	NM	$6,988	—	NM
Operating Profits	348	—	NM	659	—	NM
Operating Profit Margins	9.5%	—		9.4%	—
Bookings	$2,859	—	NM	$6,375	—	NM
NM = Not meaningful
The increase in net sales of $3,674 million and $6,988 million in the quarter and nine months ended September 30, 2020 compared to the quarter and nine months ended September 30, 2019, respectively, was due to the Raytheon Merger on April 3, 2020.

The increase in operating profits of $348 million and $659 million and the related increase in operating profit margins in the quarter and nine months ended September 30, 2020 compared to the quarter and nine months ended September 30, 2019, respectively, was due to the Raytheon Merger. Included in operating profit in the quarter and nine months ended September 30, 2020 was a $33 million unfavorable EAC adjustment in the third quarter of 2020 on a domestic classified program.
Backlog and Bookings– Backlog was $18,272 million at September 30, 2020 compared to zero at December 31, 2019. The increase in backlog of $18,272 million was due to the Raytheon Merger. In the quarter ended September 30, 2020, RIS booked $928 million on a number of classified contracts and $176 million to perform operations and sustainment for the U.S. Air Force’s Launch and Test Range System (LTRS).
In addition to the bookings noted above, in the nine months ended September 30, 2020, RIS booked $1,418 million on a number of classified contracts and $166 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force.
Raytheon Missiles & Defense

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net Sales	$3,794	—	NM	$7,384	—	NM
Operating Profits	453	—	NM	850	—	NM
Operating Profit Margins	11.9%	—		11.5%	—
Bookings	$2,585	—	NM	$6,890	—	NM
NM = Not meaningful
The increase in net sales of $3,794 million and $7,384 million in the quarter and nine months ended September 30, 2020 compared to the quarter and nine months ended September 30, 2019, respectively, was due to the Raytheon Merger on April 3, 2020.
The increase in operating profits of $453 million and $850 million and the related increase in operating profit margins in the quarter and nine months ended September 30, 2020 compared to the quarter and nine months ended September 30, 2019, respectively, was due to the Raytheon Merger.
Backlog and Bookings– Backlog was $31,572 million at September 30, 2020 compared to zero at December 31, 2019. The increase in backlog of $31,572 million was due to the Raytheon Merger. In the quarter ended September 30, 2020, RMD booked $186 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA).
In addition to the bookings noted above, in the nine months ended September 30, 2020, RMD booked $2,253 million on the AN/TPY-2 radar program for the KSA and $321 million for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA) and an international customer.
Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger.

	Net Sales		Operating Profits
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Inter segment eliminations	$(668)	$(410)	$(39)	$(57)
Other non-reportable segments	179	3	(12)	11
Eliminations and other	$(489)	$(407)	$(51)	$(46)
The increase in other non-reportable segments sales for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, was primarily related to Forcepoint sales.
The decrease in other non-reportable segments operating profit for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, was primarily due to restructuring costs in the third quarter of 2020 and the impact of foreign currency translation, partially offset by operating profit related to Forcepoint.

	Net Sales		Operating Profits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Inter segment eliminations	$(1,780)	$(1,195)	$(76)	$(172)
Other non-reportable segments	328	9	(28)	57
Eliminations and other	$(1,452)	$(1,186)	$(104)	$(115)
The increase in other non-reportable segment sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily related to Forcepoint sales.
The decrease in other non-reportable segments operating profit for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to the impact of foreign currency translation.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Corporate expenses and other unallocated items	$(84)	$(83)	$(491)	$(216)
Corporate expenses and other unallocated items was relatively consistent for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Included in the change was $45 million of net expenses related to the LTAMDS project acquired as part of the Raytheon Merger, an increase in restructuring costs of $20 million, and an increase in merger-related costs for the Raytheon Merger of $21 million. These increases were partially offset by other unallocated items with no individual or common significant driver.
The change in Corporate expenses and other unallocated items of $275 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by increased restructuring costs of $189 million, an increase in merger-related costs for the Raytheon Merger of $94 million and $80 million of net expenses related to the LTAMDS project acquired as part of the Raytheon Merger, partially offset by other unallocated items with no individual or common significant driver.
FAS/CAS operating adjustment
The segment results of RIS and RMD only include pension and PRB expense as determined under U.S. government CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments under U.S. GAAP is the FAS/CAS operating adjustment. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins Aerospace and Pratt & Whitney include FAS service cost.
The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
FAS service cost (expense)	$(118)	$—	$(227)	$—
CAS expense	498	—	963	—
FAS/CAS operating adjustment	$380	$—	$736	$—
The change in our FAS/CAS Operating Adjustment of $380 million in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 and of $736 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the Raytheon Merger on April 3, 2020.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Goodwill impairment charge	$—	$—	$(3,183)	$—
Amortization of acquired intangibles	(596)	(309)	(1,547)	(906)
Amortization of property, plant and equipment fair value adjustment	(19)	3	(46)	(19)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	92	86	237	268
Acquisition accounting adjustments	$(523)	$(220)	$(4,539)	$(657)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Collins Aerospace Systems	$(157)	$(138)	$(3,736)	$(439)
Pratt & Whitney	(7)	(82)	(91)	(218)
Raytheon Intelligence & Space	(130)	—	(258)	—
Raytheon Missiles & Defense	(204)	—	(404)	—
Total segment	(498)	(220)	(4,489)	(657)
Eliminations and other	(25)	—	(50)	—
Acquisition accounting adjustments	$(523)	$(220)	$(4,539)	$(657)
The change the Acquisition accounting adjustments of $303 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 respectively, is primarily driven by $359 million related to the Raytheon Merger, primarily related to the amortization of intangibles. The change the Acquisition accounting adjustments of $3,882 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 respectively, is primarily driven by the $3.2 billion goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units and $712 million related to the Raytheon Merger, primarily related to the amortization of intangibles. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q for additional information on the goodwill impairment loss.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$10,001	$4,937
Total debt	32,781	43,252
Total equity	70,080	44,231
Total capitalization (total debt plus total equity)	102,861	87,483
Total debt to total capitalization	32%	49%
Liquidity and Financial Condition as of September 30, 2020
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at September 30, 2020.

As discussed above in Business Overview, the COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. In response, we have taken actions to preserve capital and protect the long-term needs of our business, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending share repurchases, deferring merit increases, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and personnel reductions. We will monitor the environment closely and are prepared to take further actions if necessary. Although our business will be significantly impacted, we currently believe we have sufficient liquidity to withstand the potential impacts.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), along with earlier issued IRS guidance, provides for a net deferral of payroll tax payments. In the quarter ended September 30, 2020, we had cash outflows of $300 million related to previously deferred payroll taxes, and expect to pay any remaining deferred payroll taxes in the fourth quarter of 2020. As a result, we no longer expect a cash flows benefit in 2020, or an impact to future years’ cash flows, from the net deferral of payroll tax payments. In addition, deferrals of required estimated federal, foreign and state income tax payments due to the CARES Act and other similar state and foreign stimulus incentives could impact the timing of these payments within the year. The CARES Act, among other things, also contains numerous other provisions which may impact us. We continue to refine our understanding of the impact of the CARES Act on our business, and ongoing government guidance related to COVID-19 that may be issued.
At September 30, 2020, we had cash and cash equivalents of $10.0 billion, of which approximately 20% was held by foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, we will continue to permanently reinvest these earnings. We have repatriated approximately $1.8 billion of cash for the nine months ended September 30, 2020.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions, divestitures or other legal obligations, including certain customer payments related to factored receivables that we collect on behalf of the financing institutions. As of September 30, 2020 and December 31, 2019, the amount of such restricted cash was $31 million and $24 million, respectively, which is excluded from cash and cash equivalents.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
As of September 30, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of September 30, 2020. The maximum amount of short-term commercial paper borrowings outstanding at any point in time during the nine months ended September 30, 2020 was $1,904 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company entered into and terminated a number of credit agreements.
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
As of September 30, 2020 we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion.

On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility. Also on February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility. On March 27, 2020, Otis and Carrier drew on the full amounts of the term loans and distributed the full proceeds to Raytheon Technologies in connection with the Separation Transactions. UTC utilized those amounts to extinguish Raytheon Technologies’ short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
We have an existing universal shelf registration statement, which we filed with the SEC on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitation on the amount of debt to be issued under this shelf registration statement.
The Company has offered a voluntary supply chain finance (SCF) program with a global financial institution for more than 10 years, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF program does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the program. In addition, we provide no guarantees or otherwise pay for any of the costs of the program incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institution, as it relates to the program. As such, amounts due to suppliers that have elected to participate in the SCF program are included in Accounts payable on our Condensed Consolidated Balance Sheet and all payment activity related to amounts due to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of September 30, 2020, and December 31, 2019, the amount due to suppliers participating in the SCF program and included in Accounts payable was approximately $348 million and $460 million, respectively. The decrease from December 31, 2019 to September 30, 2020 is due to decreases in our underlying supply chain purchases. The SCF program does not impact our overall liquidity.
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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by operating activities from continuing operations	$2,964	$4,496
Net cash (used in) provided by operating activities from discontinued operations	(693)	1,605
Operating Activities - Continuing Operations. Cash generated by operating activities from continuing operations in the nine months ended September 30, 2020 was $1,532 million lower than the same period in 2019 primarily due to the net decrease in operating cash flows at Pratt & Whitney and Collins Aerospace Systems resulting from the current economic environment primarily driven by COVID-19, partially offset by the operating cash flows generated from the RIS and RMD segments as a result of the Raytheon Merger on April 3, 2020. Included in the decrease in operating cash flows was the benefit of a reduction in accounts payable at Collins Aerospace and Pratt & Whitney due to a decline in volume principally driven by the current economic environment primarily driven by COVID-19, a favorable change in contract assets principally driven by the timing of milestones on certain international direct commercial sales contracts and contractual billings terms on U.S. government contracts at RMD and a decrease in inventory at Pratt & Whitney and Collins Aerospace Systems due to the decline in volume.
Factoring activity resulted in a decrease of approximately $585 million in cash generated from operating activities for the nine months ended September 30, 2020, as compared to the prior year. This increase was primarily driven by an increase in factoring levels at Pratt & Whitney.

We made the following contributions to our U.S. qualified and international defined benefit and PRB plans:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
U.S. qualified and international defined benefit plans	$56	$41
PRB	8	—
Total	$64	$41
We expect to make total contributions of approximately $225 million to our U.S. qualified and international defined benefit plans in 2020. Contributions to our U.S. qualified and international defined benefit plans in 2020 are expected to meet or exceed the current funding requirements.
We made net tax payments of $489 million and $437 million in the nine months ended September 30, 2020 and 2019, respectively. We expect full-year net federal, foreign and state tax payments to be approximately $750 million in 2020 on a continuing operations basis.
Operating Activities - Discontinued Operations. Cash used in operating activities from discontinued operations in the nine months ended September 30, 2020 was $2,298 million lower than the same period in 2019 primarily driven by the absence of second and third quarter 2020 operating activity as the Separation Transactions occurred on April 3, 2020 and increased costs of separation.
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows provided by (used in) investing activities from continuing operations	$4,152	$(1,732)
Net cash used in investing activities from discontinued operations	(241)	(241)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
Investing Activities - Continuing Operations. The $5,884 million change in cash flows provided by investing activities from continuing operations in the nine months ended September 30, 2020 compared to September 30, 2019 primarily relates to the Raytheon Merger, in which cash of $3.2 billion was acquired on April 3, 2020, and the sale of our Collins Aerospace military GPS and space-based precision optics businesses for $2.3 billion in gross cash proceeds.
Additions to property, plant and equipment were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Additions to property, plant and equipment	$(1,172)	$(1,122)
Capital expenditures for the nine months ended September 30, 2020 of $1,172 million increased $50 million from the nine months ended September 30, 2020. The reductions in capital expenditures at Collins Aerospace and Pratt & Whitney were more than offset by an increase in capital expenditures driven by the Raytheon Merger.
Dispositions of businesses in the nine months ended September 30, 2020 were $2,575 million and primarily related to the sale of our Collins Aerospace military GPS and space-based precision optics businesses for $2.3 billion in gross cash proceeds.
Customer financing activities in the nine months ended September 30, 2020 were a net use of cash of $138 million, compared to a net use of cash of $445 million in the nine months ended September 30, 2019 driven by fewer Geared Turbofan engines leased to support customer fleets. We had commercial aerospace financing and other contractual commitments of approximately $13.7 billion at September 30, 2020 related to commercial aircraft and certain contractual rights to provide product on new aircraft platforms, of which up to $0.6 billion may be required to be disbursed during the remainder of 2020.
During the nine months ended September 30, 2020, our collaboration intangible assets increased by approximately $136 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interest in IAE.
As discussed in “Note 12: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging (Topic 815) of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. The settlement of these derivative instruments resulted in a net cash outflow of $115 million during the nine months ended September 30, 2020 compared to a net cash inflow of $160 million during the nine months ended September 30, 2019.
On October 19, 2020, we entered into a definitive agreement to sell our Forcepoint business for approximately $1.1 billion, subject to customary closing adjustments. We expect the transaction to close by the end of the first quarter of 2021, subject to satisfaction of customary closing conditions, including regulatory approvals.
Investing Activities - Discontinued Operations. Cash flows used in investing activities from discontinued operations in the nine months ended September 30, 2020 compared to September 30, 2019 was flat.
Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Net cash flows used in financing activities from continuing operations	$(2,056)	$(1,484)
Net cash used in financing activities from discontinued operations	(1,449)	(1,410)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing Activities - Continuing Operations. The $572 million increase in cash used in financing activities from continuing operations in the nine months ended September 30, 2020 compared to September 30, 2019 is driven by increases in long-term debt repayments of $14.4 billion, a $3.3 billion change in net cash transfers to discontinued operations, and an increase in short-term borrowing repayments of $1.9 billion, partially offset by an increase in long-term debt issuances of $19.2 billion. The debt issuances as of September 30, 2020 reflect debt incurred by Otis and Carrier of approximately $6 billion and $11 billion, respectively. The net proceeds of these issuances and draws were primarily utilized by UTC to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Otis and Carrier issued and the Company repaid long-term debt in the nine months ended September 30, 2020, which are included in the tables below.

We had the following issuances of long-term debt during the nine months ended September 30, 2020, which is inclusive of issuances made by Otis and Carrier which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore were treated as a distribution from discontinued operations within financing activities from continuing operation on our Condensed Consolidated Statement of Cash Flows:

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
We had no issuances of long-term debt during the nine months ended September 30, 2019.

We had the following repayments of long-term debt during the nine months ended September 30, 2020 and 2019:

(dollars in millions)
Repayment Date	Description of Notes	Aggregate Principal Balance
May 19, 2020	3.650% notes due 2023 (1)(2)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
Total debt repayments during the nine months ended September 30, 2020		$15,174
July 15, 2019	1.950% notes due 2019	300
	5.250% notes due 2019	300
Total debt repayments during the nine months ended September 30, 2019		$600
(1)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $703 million for the nine months ended September 30, 2020, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(2)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
In the fourth quarter of 2020, we repaid the $1.0 billion of debt that matured on October 15, 2020, using cash on hand.
At September 30, 2020, management had remaining authority to repurchase approximately $1.8 billion of our common stock under the October 14, 2015 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. We currently do not anticipate any additional share repurchases in 2020.

Our share repurchases were as follows:

	Nine Months Ended September 30,
(dollars in millions; shares in thousands)	2020		2019
	$	Shares	$	Shares
Shares of Common Stock repurchased	$47	330	$111	857
Our Board of Directors authorized the following cash dividends:

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019
Dividends per share of Common Stock	$1.685	$2.210
Total dividends paid	$2,026	1,830
On June 8, 2020 the Board of Directors declared a dividend of $0.475 per share payable September 10, 2020 to shareowners of record at the close of business on August 14, 2020. Also on October 14, 2020, the Board of Directors declared a dividend of $0.475 per share payable December 17, 2020 to shareowners of record at the close of business on November 13, 2020.
Financing Activities - Discontinued Operations. The $39 million increase in cash used in financing activities from discontinued operations in the nine months ended September 30, 2020 compared to September 30, 2019 is driven by $703 million of debt extinguishment costs related to the early repayment of debt in the nine months ended September 30, 2020 and cash distributions made to Carrier and Otis of $2.8 billion, partially offset by a change in net transfer activity of $3.3 billion.
Off-Balance Sheet Arrangements and Contractual Obligations
In our 2019 Annual Report, incorporated by reference in our 2019 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. As of September 30, 2020, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except for those disclosed in “Note 8: Borrowings and Lines of Credit,” “Note 16: Guarantees,” and “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q and described below as a result of the Raytheon Merger and Separation Transactions. As a result of the Raytheon Merger, we added approximately $11 billion of purchase obligations, the majority of which we expect to fulfill over the next 12 months. These purchase obligations represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included notwithstanding the amount for which we are entitled to full recourse from our customers. As a result of the Separation Transactions, we no longer have approximately $2 billion of purchase obligations which were previously outstanding as of December 31, 2019.
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
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. The aggregate notional amount of our outstanding foreign currency hedges was $12.8 billion and $13.0 billion at September 30, 2020 and December 31, 2019, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $1.0 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis points unfavorable interest rate movement would have had an approximate $4 billion impact on the fair value of our fixed-rate debt at both September 30, 2020 and December 31, 2019. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, our CFO and our Controller have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO and our Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax rates, research and development spend, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits to Raytheon Technologies Corporation (RTC) of United Technologies Corporation’s (UTC) Rockwell Collins acquisition, the merger between UTC and Raytheon Company (Raytheon, and such merger, the Raytheon Merger) or the spin-offs by UTC of Otis and Carrier into separate independent companies (the Separation Transactions), including estimated synergies and customer cost savings resulting from the Raytheon Merger and the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and markets in which RTC operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, and the impact of pandemic health issues (including the coronavirus disease 2019 (COVID-19) and its effects, among other things, on global supply, demand and distribution capabilities as the COVID-19 outbreak continues and results in an increasingly prolonged period of disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
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
•the timing and scope of future repurchases by RTC of its common stock, which have been suspended through the end of the calendar year 2020 and may continue to be suspended, or discontinued or delayed, at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•the effect of changes in political conditions in the U.S. and other countries in which RTC and its businesses operate, including a change in the Administration or change in the makeup of Congress following the outcome of the November 2020 elections that may impact, among other things, regulatory approvals, the effect of changes in U.S.

trade policies or the United Kingdom’s withdrawal from the European Union, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
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
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See the “Notes to Condensed Consolidated Financial Statements” under the heading “Note 17: Commitments and Contingencies,” the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” and the sections titled “Legal Proceedings” and “Risk Factors” in this Form 10-Q and in our Annual Report to Shareowners (2019 Annual Report) and Annual Report on Form 10-K for calendar year 2019 (2019 Form 10-K) and the section titled “Risk Factors” in our Form 10-Q for the period ended March 31, 2020. Additional important information as to these factors is included in our 2019 Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters,” in our 2019 Form 10-K in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole” and in our Form S-4 Registration Statements (Registration No. 333-220883) and (Registrations No. 333-232696) under the heading “Risk Factors.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended September 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2020	Total Number of Shares Purchased (000’)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	—	$—	—	$1,767
August 1 - August 31	—	—	—	$1,767
September 1 - September 30	—	—	—	$1,767
Total	—	$—	—
On October 14, 2015, our Board of Directors authorized a share repurchase program for up to $12 billion of our common stock, replacing the program announced on July 19, 2015. At September 30, 2020, the maximum dollar value of shares that may yet be purchased under this current program was approximately $1,767 million. We did not make any share repurchases during the quarter ended September 30, 2020. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2020.
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
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 27, 2020	By:	/s/ ANTHONY F. O’BRIEN
Anthony F. O’Brien
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 27, 2020	By:	/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)