Form 10-K
period 2020-12-31
RAYTHEON TECHNOLOGIES CORP
filed 2021-02-08
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-00812

RAYTHEON TECHNOLOGIES CORPORATION
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2020 was approximately $93,495,749,819, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 29, 2021, there were 1,519,478,134 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareowners are incorporated by reference in Part II and III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
General
Raytheon Technologies Corporation is an aerospace and defense company that provides advanced systems and services for commercial, military and government customers worldwide. The terms “we,” “us,” “our,” “Raytheon Technologies,” “RTC” and the “Company” mean Raytheon Technologies Corporation, unless the context indicates another meaning. We serve commercial and government customers in both the original equipment and aftermarket parts and services segments of the aerospace industry. Our defense business serves both domestic and international customers as a prime contractor or subcontractor on a broad portfolio of defense and related programs for military and government customers. Formerly known as United Technologies Corporation (UTC), Raytheon Technologies was incorporated in Delaware in 1934 and represents the combination of UTC’s aerospace businesses and Raytheon Company through the Separation Transactions and Distributions and Raytheon Merger in April 2020, as described in more detail below.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K, including the information contained therein under the heading “Business Overview.”
Separation Transactions and Distributions. On April 3, 2020, UTC completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the “Distributions”) effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company completed their all-stock merger of equals transaction (the “Raytheon Merger”). Upon closing of the Raytheon Merger, Raytheon Company became a wholly owned subsidiary of UTC, which changed its name to “Raytheon Technologies Corporation.”
Business Segments
Our operations are classified into four principal business segments: Collins Aerospace Systems, Pratt & Whitney, Raytheon Intelligence & Space and Raytheon Missiles & Defense, with each segment comprised of groups of similar operations.
Collins Aerospace Systems. Collins Aerospace Systems (Collins Aerospace) is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for aircraft manufacturers, airlines, and regional, business and general aviation, as well as for defense and commercial space operations. Collins Aerospace’s product lines include integrated avionics systems, communications systems, navigation systems, electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, landing systems, including landing gear, wheels and braking systems, hoists and winches, fire and ice detection and protection systems, actuation systems, engine components, and propeller systems. Collins Aerospace also designs, produces and supports cabin interior, communications and aviation systems, oxygen systems, food and beverage preparation, storage and galley systems, lavatory and wastewater management systems. Collins Aerospace solutions support human space exploration with environmental control and power systems and extravehicular activity suits and support government and defense customer missions by providing airborne intelligence, surveillance and reconnaissance systems, test and training range systems, crew escape systems, and simulation and training solutions. Collins Aerospace also provides information management services through worldwide voice and data communication networks and solutions. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, and information management services.
Collins Aerospace sells aerospace and defense products and services to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, defense contractors, maintenance, repair and overhaul providers, and independent distributors around the world. Collins Aerospace’s largest customers are Boeing and Airbus with combined sales, prior to discounts and incentives, of 21%, 27% and 31% of total Collins Aerospace segment sales in 2020, 2019 and 2018, respectively.
In 2020, Collins Aerospace was awarded significant contracts for all four of the Future Vertical Lift (FVL) platforms, the Next Generation Ejection Seat (the ACES 5), Ground Based Strategic Deterrent, Bell H-1 Tail Drive System, the Next-Gen APU

Fuel Nozzle, and the Mounted Assured Positioning, Navigation and Timing System (MAPS GenII). Our products supported the first flight of the Boeing 777X, and enabled entry into service for the Embraer Praetor 500 and 600. Collins also delivered the first production Nacelle Enhancement Program (NEP) nacelle configuration on A350-900/1000. Significant product development activity continues, including major systems for Boeing’s T-7A and VC-25B, the Irkut MC-21, the Dassault Falcon 6X, the Leonardo AW249, the Xian MA700, and the COMAC C919. Other significant development work includes Iridium Next, high-frequency (HF) Next, 6th-gen military aircraft, Tactical Combat Training Systems Increment II, NASA deep space exploration systems, distributed pulse oxygen system, Confident to Fly technologies, and the Federal Aviation Administration (FAA) CLEEN II demonstrator.
Pratt & Whitney. Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada (P&WC), is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, as well as helicopters. Pratt & Whitney also produces, sells and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair and overhaul services in all of these segments.
Pratt & Whitney sells products and services principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies and the U.S. and foreign governments. Pratt & Whitney’s largest customer by sales is Airbus, with sales, prior to discounts and incentives, of 30%, 31% and 36% of total Pratt & Whitney segment sales in 2020, 2019 and 2018, respectively.
Pratt & Whitney produces the PW1000G Geared Turbofan engine family, the first of which, the PW1100G-JM, entered into service in January 2016. The PW1000G Geared Turbofan engine has demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions when compared to legacy engines. The PW1100G-JM engine is offered on the Airbus A320neo family of aircraft. PW1000G Geared Turbofan engine models also power the Airbus A220 passenger aircraft and Embraer’s E-Jet E2 family of aircraft and have been selected to power the new Irkut MC-21 passenger aircraft. Mitsubishi and Pratt & Whitney have signed a contract in recognition of the formal pause in MRJ70 and MRJ90 engine development for the SpaceJet program. In addition, P&WC’s PW800 engine has been selected to exclusively power Gulfstream’s new G500 and G600 business jets, as well as to power Dassault’s new Falcon 6X business jet, which is scheduled to enter into service in 2022.
Pratt & Whitney is under contract to produce and sustain the F135 engine for the U.S. government’s F-35 Joint Program Office to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) produced by Lockheed Martin. F135 propulsion system configurations are used for the U.S Air Force’s F-35A, the U.S. Marine Corps’ F-35B and the U.S. Navy’s F-35C jets. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and foreign military sales countries. Pratt & Whitney is also under contract to build engines for the U.S. Air Force’s B-21 long-range strike bomber and to develop next-generation adaptive engines for the U.S. Air Force.
The development of new engines and improvements to current production engines present important growth opportunities for Pratt & Whitney. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into some collaboration arrangements in which revenues, costs and risks are shared with third parties. At December 31, 2020, the interests of third-party collaboration participants in Pratt & Whitney-directed commercial jet engine programs ranged, in the aggregate per program, from approximately 13% to 49%. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for a description of our accounting for collaboration arrangements. Pratt & Whitney also continues to enhance its programs through performance improvement measures and product base expansion.
In 2020, Pratt & Whitney reached significant milestones on the Geared Turbofan (GTF) engine program, including achieving an industry-leading engine dispatch reliability rate of 99.98% for the GTF engines for the Airbus A320neo. The GTF engine family now powers more than 900 aircraft across 50 airlines and three aircraft platforms: Airbus A320neo family, Airbus A220 and Embraer E-Jets E2 family. Pratt & Whitney also delivered the 50,000th PT6 turboprop engine in the General Aviation segment. Also in 2020, Pratt & Whitney received a significant number of contract awards for the F135 program, which powers all three variants of the F-35 Lightning II fighter aircraft. F135 production milestones achieved included the delivery of the 600th and 700th production engines. From a sustainment perspective, the F135 team supported the activation of half a dozen bases and ships around the world, including the first U.S. Navy aircraft carrier ready to deploy with F-35C aircraft on board. Significant activity continues on Adaptive Engine Transition Program, 6th-gen propulsion, and other development programs.
Raytheon Intelligence & Space. Raytheon Intelligence & Space (RIS) is a global leading developer and provider of integrated sensor and communication systems for advanced missions, advanced training, and cyber and software solutions to intelligence, defense, federal and commercial customers. RIS capabilities include space-based sensors and data processing systems; multi-

domain intelligence solutions; electronic warfare solutions, including high-energy laser weapons systems; command and control systems; modernization, training and mission support services; and advanced cyber analytics, systems defense and services.
RIS serves as a prime contractor or major subcontractor on contracts with the U.S. Intelligence Community, U.S. Department of Defense (DoD), Department of Homeland Security, the FAA, National Aeronautics and Space Administration, and other international and classified customers.
In 2020, RIS continued to invest in advancing its current products and services and developing next generation capabilities to meet evolving customer missions. Significant advancements include laser technologies; intelligence surveillance and reconnaissance electro-optical/infrared (EO/IR) products; radar for 5th and 6th generation aircraft; classified space mission systems; offensive and defensive cyber solutions; and the Next Generation Jammer system. RIS continued to grow its classified business, receiving a number of significant contracts. In addition, in December 2020, RIS completed its previously announced acquisition of Blue Canyon Technologies, a leading provider of small satellites and spacecraft components to the U.S. Air Force, NASA, and the Defense Advanced Research Projects Agency (DARPA).
Raytheon Missiles & Defense. Raytheon Missiles & Defense (RMD) is a leading designer, developer, integrator producer and sustainer of integrated air and missile defense systems; defensive and combat solutions; large land- and sea-based radars; command, control, communications and intelligence solutions; and naval and undersea sensor solutions for the U.S. and foreign government customers. RMD’s integrated air and missile defense systems include the proven Patriot missile defense system and next-generation radar systems to defeat advanced threats. Its defensive solutions include counter-unmanned aircraft systems and ship defense systems. Its combat solutions include precision munitions, missiles, hypersonics, high power microwave and other weapons. Its command, control, communications and intelligence solutions include integrated, networked, actionable combat solutions for air and land combat commanders. RMD’s naval and undersea solutions include combat and ship electronic and sensing systems, as well as undersea sensing and effects solutions. Its sustainment solutions include maintenance, depot support, training and predictive analytics services.
RMD serves as a prime contractor or major subcontractor on numerous programs with the U.S. DoD, including the U.S. Navy, U.S. Army, Missile Defense Agency, and U.S. Air Force, and international governments.
In 2020, the following programs and awards continued to drive revenue and strategic imperatives for RMD growth: the Lower Tier Air and Missile Defense System (LTAMDS), the Advanced Medium Range Air-to-Air Missile (AMRAAM), the Standard Missile Family (Standard Missile 2 (SM-2), Standard Missile 3 (SM-3) and Standard Missile 6 (SM-6)), Tomahawk variants, the Patriot Engineering Services, the Qatar National Advanced Surface-to-Air Missile System (NASAMS), the Air and Missile Defense Radar (AMDR)/SPY-6, Poland Patriot, the Kingdom of Saudi Arabia Transportable Radar Surveillance and Control Model 2 (KSA TPY-2), the Air Intercept Missile (AIM-9X), Qatar Early Warning Radar (EWR), Army Navy/Transportable Radar Surveillance and Control Model 2 (AN/TPY-2)and Phalanx SeaRAM. The Missile Defense Agency (MDA) awarded RMD significant contracts for AN/TPY-2 radars and the SM-3 missile. In addition, RMD was down-selected in the competition for the sole provider for the Long Range Stand Off (LRSO) Strike Initiative and the U.S. Air Force approved RMD’s StormBreaker smart weapon for fielding on the F-15 Eagle. Also, as part of a historic MDA demonstration, RMD’s advanced SM-3 Block IIA ballistic missile defense interceptor intercepted and destroyed an intercontinental ballistic missile target outside Earth’s atmosphere for the first time ever.
Other Matters Relating to Our Business
As worldwide businesses, our operations can be affected by a variety of economic, industry and other factors, including those described in this section, in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1, “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A, “Risk Factors” in this Form 10-K.
COVID-19 Pandemic. In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. Our business and operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, as well as public sentiments regarding air travel. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney segments. Our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled, new aircraft deliveries. They have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations.

Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders.
In response to the COVID-19 impacts on our businesses, we have been and continue to actively mitigate costs and adjust production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buyback program in 2020, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and reducing personnel. Our former Raytheon Company businesses, Raytheon Intelligence & Space and Raytheon Missiles & Defense, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
For additional information related to the COVID-19 pandemic, see Item 1A. “Risk Factors” in this Form 10-K.
Raytheon Merger Integration. We continue to make progress on our integration activities to realize the benefits of the Raytheon Merger, including synergies, cost savings, innovation and enterprise-wide technology sharing opportunities (including technology-driven revenue synergies) and operational efficiencies. We continue to integrate our business processes and systems, identify and mature technology and revenue synergy opportunities, achieve significant cost savings, harmonize our organizational model and policies, as well as promote a strong single-company culture. Numerous aspects of these activities will continue into 2021.
Sales and Customers
We have substantial U.S. government sales, which we conduct through all four of our business segments. Raytheon Intelligence & Space and Raytheon Missiles & Defense together represent a significant portion of those sales. In addition, as a global company, all four of our business segments have substantial international sales.
U.S. Government Sales. Our U.S. government sales were as follows:

(dollars in millions)	2020	2019	2018
Sales to the U.S. government (1)	$25,962	$9,094	$6,560
Sales to the U.S. government as a percentage of total net sales (1)	46%	20%	19%
(1)    Excludes foreign military sales through the U.S. government. See “Note 22: Segment Financial Data” within Item 8 of this Form 10-K for additional information.
International Sales. Our international sales were as follows:

(dollars in millions)	2020	2019	2018
Total international sales (1)	$22,027	$23,952	$19,035
Total international sales as a percentage of total net sales (1)	39%	53%	55%
(1)    Includes foreign military sales through the U.S. government. See “Note 22: Segment Financial Data” within Item 8 of this Form 10-K for additional information.
Backlog. Backlog, which is equivalent to our remaining performance obligations (RPO), represents the aggregate amount of total contract transaction price related to firm orders that are unsatisfied or partially unsatisfied. Segment backlog does not include intercompany backlog. Our backlog by segment was as follows:

(dollars in millions)	2020	2019
Collins Aerospace Systems	$23,005	$26,260
Pratt & Whitney	78,135	85,183
Raytheon Intelligence & Space	18,676	—
Raytheon Missiles & Defense	29,593	—
Our consolidated RPO also includes the RPO of certain smaller non-reportable segments, which are not reflected in the table above.
Approximately 70% of our consolidated backlog as of December 31, 2020 is not expected to be realized as sales in the next twelve months.
Defense backlog primarily relates to backlog with government customers and is included within our total backlog. At December 31, 2020, our defense backlog was approximately 45% of total backlog.

Competition
All of our businesses are subject to significant competition. Our businesses compete on a variety of factors such as price, delivery schedule, past performance, reliability, customer service, product development, innovation and technology. Many of our competitors have substantial financial resources and significant technological capabilities. Further, some non-U.S. competitors receive government research and development assistance, marketing subsidies and other assistance for their products beyond the assistance that may be available to us as a U.S. company. In addition, the competitive landscapes in the industry segments we serve continue to evolve with trends such as increased vertical integration by competitors and customers and the emergence of more commercial competitors on defense development programs.
Our aerospace businesses compete with numerous domestic and foreign manufacturers, customers and companies that obtain regulatory agency approval to manufacture spare parts. Customer selections of aircraft engines, components and systems can also have a significant impact on future sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Some competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements in an effort to compete for the aftermarket associated with these products.
Our defense businesses compete with numerous U.S. and foreign companies in most defense and government electronics, space, information technology and technical services and support segments. We frequently partner on defense programs with our major suppliers, some of whom are, from time to time, competitors on other programs.
People
As a technology and innovation-driven global company, RTC depends on a highly educated and skilled workforce. We seek to advance a diverse, equitable and inclusive work environment for all employees. Our ability to attract, develop and retain the best talent, particularly those with technical, engineering and science backgrounds or experience, is critical for us to execute our strategy and grow our businesses. In addition to providing market competitive compensation and benefits, we invest in our workforce through education, training and development programs. Additionally, we regularly conduct succession planning to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our strategy.
We continuously monitor the hiring, retention and management of our employees by business and function. We regularly conduct confidential surveys to seek feedback from our employees and use those results to improve our workplace. In addition, we have industry-leading health and safety as well as ethics and compliance programs to help mitigate associated employee risks.
As of December 31, 2020, our global employee population consisted of a total of approximately 181,000 employees, including approximately 61,000 engineers and approximately 41,000 employees represented by labor unions and other employee representative bodies. Our employees are located in 71 countries, with approximately 71% of our employees located in the U.S., approximately 4% of our employees located in Canada, approximately 14% of our employees located in Europe, approximately 9% of our employees located in the Asia Pacific region, approximately 1% of our employees located in the Middle East and North Africa region and approximately 1% of our employees located in other regions.
In 2020, our workforce was significantly impacted by the Separation Transactions, the Raytheon Merger and the COVID-19 pandemic.
Upon completion of the Separation Transactions, a total of approximately 122,000 former UTC employees became employees of Carrier and Otis. Further, as a result of the Raytheon Merger, 71,000 Raytheon Company employees joined the 124,000 employees of UTC’s aerospace businesses as RTC employees. Following the Raytheon Merger, we have undertaken a number of actions to reduce our workforce and achieve cost synergies while retaining key talent necessary for RTC’s success. We are working towards a harmonized set of human resources systems and applications, programs and processes that will enable employees to more easily move across our businesses and functions and advance their careers within RTC. We also have engaged in additional succession planning as a result of the changes in our senior management team in connection with the Separation Transactions and the Raytheon Merger.
In addition, we have taken extraordinary measures to protect our workforce in response to the COVID-19 pandemic. We implemented extensive safety protocols to support our essential employees required to work onsite. We also enabled approximately 100,000 of our employees to work remotely, and we have sought to ensure that they have the technology, flexible work schedules, dependent care and other services needed during this time to enable them to work effectively from home.

Due to the impact of the pandemic on our businesses in 2020, we have taken a number of actions, including deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work and making personnel reductions. In particular, Collins Aerospace and Pratt & Whitney have taken steps to adjust their workforces to align with current and expected demand for their products and services. At Collins Aerospace, 11% of the workforce was impacted by reductions (excluding divestitures), and at Pratt & Whitney, 13% of the workforce was impacted by reductions. Our RIS and RMD businesses units have not been as severely impacted by the pandemic as Collins Aerospace and Pratt & Whitney, and continued to hire in 2020 to support the growth of their businesses.
Research and Development and Operations
Our innovative products and services incorporate advanced technologies. As a result, we invest substantial amounts in research and development (R&D) activities using our own funds and under contractual arrangements with our customers, to enhance existing products and services and develop future technologies to meet our customers’ changing needs and requirements, as well as to address new business opportunities.
We manufacture and service our products in over 240 manufacturing, production or overhaul facilities in approximately 30 countries, including the U.S. In addition, RTC has offices in another 10 countries.
Intellectual Property
We maintain a portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. We rely on a combination of these rights, along with nondisclosure agreements, IT security systems, internal controls and compliance systems and other measures to protect our intellectual property. The U.S. government and foreign governments have licenses to certain of our intellectual property, including certain patents, which are developed or used in the performance of government contracts. Commercial customers also have licenses to certain of our intellectual property largely in connection with the sale of our products. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.
Suppliers and Raw Materials
We are dependent upon the availability of materials and major components and the performance of our suppliers and subcontractors. Some of our products require relatively scarce raw materials. We generally have not experienced significant difficulties in procuring the necessary raw materials, components and other supplies for our products, but we may experience supply impacts related to the COVID-19 pandemic if its impact on commercial aerospace continues. We are monitoring supplier liquidity and working continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating our purchases, reducing the number of suppliers, strategic global sourcing and competitions among potential suppliers. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Like other users in the U.S., we are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium and nickel. We have a number of ongoing programs to manage this dependence and the accompanying risk, including long-term agreements and the conservation of materials through scrap reclamation and new manufacturing processes. In addition, in some cases, we must comply with specific procurement requirements, which may limit the suppliers and subcontractors we may utilize.
Regulatory Matters
Our businesses are subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the DoD, the FAA, and the Department of Homeland Security. Similar government authorities exist in all of the countries in which we do business.
U.S. Government Contracts. As previously discussed, the U.S. government is our largest customer, representing a substantial majority of our total defense sales. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Our U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government; department-specific regulations that implement or supplement the FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS); and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholds on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines, and could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time.
For further discussion of risks related to government contracting, including on-going litigation associated with U.S. government audits and investigations, see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K.
Commercial Aerospace Product Regulation. Our commercial aerospace products generally are subject to regulations by the FAA, foreign aviation administration authorities and international regulatory bodies, including on production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. In addition, commercial aerospace regulations and regulator approaches differ across jurisdictions and changes in such regulations and implementing legislation can impact our operations.
Environmental Regulation. Our operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We use hazardous substances and generate hazardous wastes in our operations and have incurred, and will likely continue to incur, costs associated with environmental compliance and management of sites with pollutants. A portion of these costs are eligible for future recovery through the pricing of our products and services under our contracts with the U.S. government. We do not anticipate that compliance with current provisions or requirements relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect upon our cash flows, competitive position, financial condition or results of operations. Environmental matters are further addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K and “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K.
Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation could be deemed ineligible to be used in performing any U.S. government contract we are awarded until the Environmental Protection Agency thereafter certifies that the condition giving rise to the violation has been corrected. We also manage various government-owned facilities on behalf of the U.S. government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the U.S. government and we have relied (and continue to rely with respect to past practices) upon U.S. government funding to pay such costs.
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
For further discussion of risks related to environmental matters and other government regulations, see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” in this Form 10-K and “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K.
Other Applicable Regulations. We conduct our businesses through subsidiaries and affiliates worldwide. As a result, our businesses and operations are subject to both U.S. and non-U.S. government laws, regulations and procurement policies and practices, including regulations relating to import-export controls, tariffs, investment, exchange controls, anti-corruption, and cash repatriation. Our international sales are also subject to varying currency, political and economic risks.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, other anticipated benefits to RTC of the Rockwell Collins acquisition, the Raytheon Merger or the Separation Transactions, including estimated synergies and customer cost savings resulting from the Raytheon Merger and the anticipated benefits and costs of the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and countries in which RTC operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end-customer demand in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand and distribution capabilities as the COVID-19 pandemic continues and results in an increasingly prolonged period of disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
•challenges in the development, production, delivery, support, performance, safety, regulatory compliance and realization of the anticipated benefits (including our expected returns under customer contracts) of advanced technologies and new products and services;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things the integration of UTC and Raytheon Company’s businesses and the integration of RTC with other businesses acquired before and after the Raytheon Merger, and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses, including the possibility that the anticipated benefits from the combination of UTC and Raytheon Company’s businesses or other acquired businesses cannot be realized in full or may take longer to realize than expected, or the possibility that costs or difficulties related to the integration of UTC’s businesses with Raytheon Company’s or other acquired businesses will be greater than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;
•RTC’s levels of indebtedness, capital spending and research and development spending;
•future availability of credit and factors that may affect such availability, including credit market conditions and our capital structure;
•the timing and scope of future repurchases by RTC of its common stock, which are subject to a number of uncertainties and may be discontinued, accelerated, suspended or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•delays and disruption in delivery of materials and services from suppliers;
•company and customer-directed cost reduction efforts and restructuring costs and savings and other consequences thereof (including the potential termination of U.S. government contracts and performance under undefinitized contract actions and the potential inability to recover termination costs);
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
•the effect of changes in political conditions in the U.S. and other countries in which RTC and its businesses operate,

including the effect of changes in U.S. trade policies, on general market conditions, global trade policies and currency exchange rates in the near term and beyond;
•potential changes in policy positions or priorities that emerge from a new U.S. Administration, including changes in DoD policies or priorities;
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
•the ability of RTC to retain and hire key personnel and the ability of our personnel to continue to operate our facilities and businesses around the world in light of, among other factors, the COVID-19 pandemic; and
•the intended qualification of (1) the Raytheon Merger as a tax-free reorganization and (2) the Separation Transactions and other internal restructurings as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes
In addition, this Form 10-K includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” within Item 7 of this Form 10-K, and the sections titled Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” of this Form 10-K. This Form 10-K also includes important information as to these factors in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Restructuring Costs,” “Environmental Matters” and “Governmental Matters,” within Item 7 of this Form 10-K, and in the “Business” section under the headings “General,” “Description of Business by Segment” and “Other Matters Relating to Our Business as a Whole.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
INDUSTRY RISKS
Our Business May be Adversely Affected by Changes in Global Economic, Capital Market and Political Conditions.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, commodity prices, exchange rates, potential changes in policy positions or priorities that emerge from a new U.S. Administration due to a variety of factors, levels of government spending and deficits, the threat environment, trade policies, political conditions, actual or anticipated default on sovereign debt and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. Tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services, and could impact the ability of our customers to make payments. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical risks, including changes in the threat environment and political conditions, could affect government priorities, budgets and policies, which could impact sales of defense and other products and services. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, the financial strength of airlines and business jet operators, and government procurement.
Coronavirus Disease 2019 (COVID-19) Has Affected and Will Continue to Affect Our Business, Supply Chains, Operations and the Industries in which We Operate.
The COVID-19 pandemic has significantly increased global economic and demand uncertainty. Public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted the Company’s business, operations and the industries in which we operate. The disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, attributable to the COVID-19 pandemic has negatively impacted the global supply, demand and distribution capabilities of the aerospace and commercial airlines industries. In particular, the decrease in air travel resulting from the COVID-19 pandemic has resulted in the loss of business and leisure passenger traffic and is adversely affecting our airline and airframer customers, and their demand for our products and services. Aircraft manufacturers are reducing production rates due to fewer expected aircraft deliveries and cancelling new airframer programs, and, as a result, demand for our original equipment manufacturer (OEM) products has decreased. In addition, significant declines in aircraft flight hours are resulting in reduced demand for our aftermarket parts and services. Moreover, airlines and airline leasing companies have been deferring, and are expected to continue to defer, maintenance services, which negatively impacts our related revenues. Some airlines have accelerated retirement of certain aircraft, thereby eliminating our continuing services and negatively impacting our aftermarket revenues with respect to those aircraft. Further, a significant portion of our long-term support contracts are driven by actual usage, and decreased usage has, and will continue to, negatively affect our revenues associated with these types of contracts. COVID-19 may also limit the ability of our customers generally to perform, including in making timely payment to us.
In addition, we provide aircraft financing commitments, in the form of debt or lease financing, to commercial aerospace customers. COVID-19 may increase the need for these customers to utilize these financing commitments due to the pandemic’s adverse impact on their businesses or the inability of these customers to obtain more favorable terms from other financing sources. If financing commitments are exercised, the Company will need to divert cash to satisfy them, and these customers may be unable to make payments.
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
We are continuing to face operational challenges from the need to protect employee health and safety, workplace disruptions, and restrictions on the movement of people and goods, at our own facilities and at customers and suppliers. In addition, continued reduced operations and business disruption – including if significant portions of our workforce or our suppliers’ workforces are unable to work effectively due to facilities closures, illness, quarantines, government actions or other restrictions – could hinder or delay our production capabilities generally, and otherwise impede our ability to perform on our obligations to our customers, and may also result in increased costs to us. The continued spread of COVID-19 may also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. Any costs associated with COVID-19 may not be fully recoverable or adequately covered by insurance.
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
Any of these factors, depending on the severity and duration of the COVID-19 pandemic and its effects, could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate financial impact of the COVID-19 pandemic is unknown at this time. The extent of such impact depends on future developments, which are highly uncertain and cannot be predicted in the short- or long-term, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, timing of the availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.
Changes in U.S. Government Defense Spending Could Negatively Impact Our Financial Position, Results of Operations, Liquidity and Overall Business.
U.S. government sales constitute a significant portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with the U.S. Intelligence Community and other departments and agencies. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy positions or priorities which may result from the recent U.S. presidential and congressional election, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In previous years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and CRs providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. If we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. While contracts for development programs with complex design and technical challenges are typically cost reimbursable, they can be FFP or FPI, which can significantly increase our risk of a potential negative profit adjustment, as development contracts by nature involve elements that have not been undertaken before and, thus, are highly subject to future unexpected cost growth. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated.
Over the past several years, the DoD has increased its use of Other Transaction Authority (OTA) contracts, under which it awards research and development work without all of the procurement requirements that typically apply to DoD contracts, including justification of sole source awards. For example, Raytheon Company was awarded an OTA contract for the Lower Tier Air and Missile Defense Sensor (LTAMDS) in late 2019. OTAs may use fixed-price contracts during all phases of the contract, or mandated contract cost sharing (e.g., one-third of program costs). They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoD contracts. If we are unable to perform on our OTA contracts, including any applicable non-traditional requirements, it could negatively impact our results of operations, financial condition and liquidity.
From time to time, we may begin performance under an undefinitized contract action with a not-to-exceed price prior to completing contract negotiations in order to support U.S. government priorities. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization, may negatively affect our profitability.
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

Our International Operations Subject Us to Economic Risk As Our Results of Operations and Liquidity May Be Adversely Affected by Changes in Foreign Currency Fluctuations, Economic Conditions, Political Factors, Trade Policies, Sales Methods, and Changes in Local Government Regulation.
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
Our international sales and operations are subject to risks associated with local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and cash repatriation. Government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position of our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including in connection with the United Kingdom’s withdrawal from the European Union, could negatively impact our business, results of operations and financial condition. Ongoing geopolitical uncertainty and trends such as populism and economic nationalism could negatively impact us. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on our results of operations.
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
As discussed more fully below, our international sales also require us to comply with U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), the Foreign Corrupt Practices Act (FCPA), and other anti-corruption, sanctions, and export laws and regulations. In addition, in certain foreign countries, our businesses engage non-employee sales representatives. From time to time, we have disputes with such representatives regarding claimed commissions and other matters which can result in litigation or arbitration if not resolved amicably.
We conduct business in certain countries primarily for our commercial aerospace businesses including Argentina, Brazil, China, India, Indonesia, Mexico, Morocco, Poland, Russia, South Africa, Turkey, Ukraine and countries in the Middle East and Central Asia, that carry high levels of currency, political, compliance and economic risk. We expect that sales to these and other emerging market customers will continue to account for a significant portion of our commercial aerospace sales in the long term as our businesses evolve and as these and other developing nations and regions around the world increase their demand for our products, particularly our aerospace products. Operations in emerging market countries can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability (particularly in the Kingdom of Saudi Arabia and other Middle East countries), the imposition of exchange and capital controls, and the risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Of note, in 2019 the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply components, some of which are sole-sourced, to our aerospace businesses for commercial and military engines and aerospace products, as well as to our defense businesses. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, in October 2020, the People’s Republic of China (China) announced that it may sanction RTC in connection with a possible Foreign Military Sale to Taiwan of six MS-110 Reconnaissance Pods and related equipment manufactured by Collins Aerospace. Foreign Military Sales are government-to-government transactions that are initiated by, and carried out at the direction of, the U.S. government. To date, the Chinese government has not imposed sanctions on RTC or indicated the nature or timing of any future potential sanctions or other actions. If China were to impose sanctions or take other regulatory action against RTC, our suppliers, teammates or partners, it could potentially disrupt our business operations. The impact of potential sanctions or other actions by China cannot be determined at this time. From time to time, our businesses have sold, and are expected to sell in the future additional defense products to Taiwan and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales.
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
Our use of and association with third-party foreign representatives and consultants for international sales, and teaming with international subcontractors, partners and suppliers in connection with international programs exposes us to various challenges including risks associated with the FCPA and local antibribery laws and regulations. As a result of the above factors, we could experience financial penalties and award and funding delays on international programs, our profitability on these programs could be negatively affected, and we could incur losses on these programs that could negatively impact our results of operations, financial condition and liquidity.
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
Additionally, because a substantial portion of product deliveries to commercial aerospace customers are scheduled for delivery in 2021 and beyond, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price or cost-share development contracts, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. In addition, our aerospace businesses face intense competition from domestic and foreign manufacturers of new equipment, and approved non-OEM aftermarket spare parts and repairs. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation industry could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We Design, Manufacture and Service Products that Incorporate Advanced Technologies; The Introduction of New Products and Technologies Involves Risks and We May Not Realize the Degree or Timing of Benefits Initially Anticipated; Competition May Reduce Our Revenues and Segment Share and Limit Our Future Opportunities.
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
Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends for our target end-customers; validation of innovative technologies; risks associated with the development of complex software; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture or that incorporate technologies we develop. For example, our customers manufacture end products and larger aerospace systems that incorporate certain of our aerospace products. These systems and end products may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and industry acceptance of these larger systems and end products could affect the level of customer interest in and acceptance of our products in the marketplace.
In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production and support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products.
Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. In particular, we cannot predict with certainty whether, when and in what quantities our aerospace businesses will produce and sell aircraft engines, aircraft systems and components, and other products currently in development, pending required certifications or after entry into service.
We operate in highly competitive industries and our competitors may have more extensive or more specialized engineering, manufacturing, marketing and servicing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Some of our contracts provide for liquidated damages in the event that we are unable to perform and deliver in accordance with the contractual specifications and schedule. In addition, we may face customer-directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if these targets are not achieved when required. Moreover, we have seen highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work. In addition, with respect to DoD awards in particular, bid protests from unsuccessful bidders on new program awards are frequent. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. Highly competitive activity within the commercial aerospace industry has included substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in order to secure both new engine business and the aftermarket revenues associated with these products.
Furthermore, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of or instead of our products. The possibility also exists that our competitors or customers might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete and cause disruption to our business. In addition, the possibility exists that competitors or customers will develop aftermarket services and aftermarket parts for our products that attract customers and adversely impact our return on investment on new products. We also anticipate companies continuing to enhance their competitive position against our defense businesses as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing heightened competition domestically and internationally from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share.
Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
OPERATIONAL RISKS
We Use a Variety of Raw Materials, Supplier-Provided Parts, Components, Sub-Systems and Contract Manufacturing Services in Our Businesses, and Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products.
Our reliance on U.S. and non-U.S. suppliers (including third-party manufacturing suppliers, subcontractors and service providers) and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials and services. In many instances, we depend upon a single source of supply, manufacturing, services support or assembly, or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Our defense businesses are subject to specific procurement requirements that limit the types of materials they use, which may further limit the suppliers and subcontractors they may utilize. They also must require suppliers to comply with various DoD cybersecurity requirements. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, supplier quality issues (such as issues with defects or fraudulent parts), closing, bankruptcy or financial difficulties of our suppliers, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disaster, health pandemic or other business continuity events, could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. For example, the COVID-19 pandemic has impacted, and continues to impact, our supply chain, as described above.
Exports and Imports of Certain of Our Products Are Subject to Various Export Control, Sanctions and Import Regulations and May Require Authorization From the U.S. Department of State, the U.S. Department of Commerce, the U.S. Department of the Treasury, the U.S. Department of Homeland Security, the U.S. Department of Justice or Regulatory Agencies of Other Countries.
We must comply with various laws and regulations relating to the export and import of products, services and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the EAR administered by the U.S. Department of Commerce, the ITAR administered by the U.S. Department of State, embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice. Certain of our products, services and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR and the

Commerce Control List of the EAR or are otherwise subject to the EAR, or on the U.S. Munitions Import List and we are required to obtain licenses and authorizations from the cognizant U.S. government agencies before selling these products outside of the U.S. or importing these products into the U.S. U.S. foreign policy or foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities or countries. Any failure by us, our customers or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to export or import our products, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions or import regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis or at all is subject to risks and uncertainties, including changing U.S. government foreign policies or laws, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Our Products Must Meet or Exceed Stringent Performance and Reliability Standards.
Our products and services involve advanced technologies in highly sophisticated products. The impact of a catastrophic product failure or similar event, particularly in our commercial aerospace business, could be significant. Actual or perceived design or production issues can result in significant reputational harm to our business, in addition to direct warranty, maintenance and other costs that may arise. A significant product issue resulting in injuries or death, aircraft grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position and results of operations. We may also incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. There can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, any of which could result in potential product, safety, quality, regulatory or environmental risks. If our products do not perform as intended, including with respect to safety or reliability, the possible consequences include product recalls and product liability claims, significant financial losses, including fines, as well as a diversion of management attention and reputational damage that could reduce demand for our products and services. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.
We Depend On the Recruitment and Retention of Qualified Personnel, and Our Failure to Attract, Train and Retain Such Personnel and to Maintain our Corporate Culture and High Ethical Standards Could Seriously Harm Our Business.
Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, the development of additional management personnel, and the hiring of new qualified technical, manufacturing, marketing, sales and management personnel for our operations. Our defense business in particular requires qualified personnel with security clearances due to our classified programs. Competition for personnel is intense and we may not be successful in attracting, training or retaining qualified personnel with the requisite skills or security clearances. In addition, certain existing personnel may be required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. Further, we have experienced and may continue to experience personnel reductions as a result of the COVID-19 pandemic’s impact on our business and a significant percentage of our current workforce is nearing or eligible for retirement. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. In addition, new qualified personnel may have different expectations from our current workforce, which could result in difficulties attracting and retaining new employees. Loss of key employees, failure to attract new qualified employees or adequately train them, delays in receiving required security clearances, or delays in hiring key personnel could seriously harm our business.
We believe that a critical element of our ability to successfully attract, train and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration and a focus on execution, all in an environment of high ethical standards. Our global operations may present challenges in maintaining these important aspects of our corporate culture. Any failure to maintain our corporate culture could negatively impact our ability to attract, train and retain essential qualified personnel who are vital to our business. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards that promote excellent performance and cultivate diversity, equity and inclusion. To the extent any of our key personnel were to behave in a way that is inconsistent with our values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting or people management, we could experience a materially adverse impact to our reputation and our operating results.

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
Our Business and Financial Performance May Be Adversely Affected By Threats to Our Physical Security and Other Events Outside Our Control
We could encounter threats to our physical security, including our facilities and personnel, and threats from terrorism, workplace violence or similar acts, any of which could disrupt our business. In addition, our business, and the businesses of our suppliers, subcontractors and service providers and customers, could be disrupted by public health crises, such as pandemics and epidemics, damaging weather or other acts of nature, or other events outside of our control. Our business may also be impacted by cyber-attacks on IT infrastructure and products, as discussed above. In addition, our business has been, and continues to be, impacted by the COVID-19 pandemic, as discussed above. Any such business disruption could subject us to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, financial losses from remedial actions, the diversion of management’s attention and resources, or loss of business, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The impact of any such business disruption is difficult to predict.
We Depend On Our Intellectual Property, and Have Access to Certain Intellectual Property and Information of Our Customers and Suppliers; Infringement or Failure to Protect Our Intellectual Property Could Adversely Affect Our Future Growth and Success.
We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, confidentiality obligations in contracts, IT security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. The U.S. government and foreign governments have licenses under certain of our intellectual property, including certain patents, which are developed or used in performance of government contracts. Governments may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. Governments may challenge the sufficiency of intellectual property rights we have granted in government contracts and attempt to obtain greater rights, which could reduce our ability to protect our intellectual property rights and to compete. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation or circumvention by third parties. In addition, we may not be able to obtain necessary licenses on commercially reasonable terms. In other instances, our ability to procure and perform government contracts requires us to obtain certain rights in the intellectual property of others through government grants. Governments may deny us the right to obtain such rights in the intellectual property of others, which may affect our ability to perform government contracts.
Our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership of necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs, or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
LEGAL, ENVIRONMENTAL AND REGULATORY COMPLIANCE RISKS
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
Further, our U.S. government contracts are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data disclosures or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, also have future impacts such as increasing the costs absorbed by our commercial businesses. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. We may be, and have been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in our favor, any such payments will be returned to us with interest. The Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA) also review the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, government property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government, including DCMA claims to recover payments for alleged noncompliance with cost accounting standards. In some cases, the Department of Justice (DOJ) has convened grand juries to investigate possible irregularities in our costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our financial position, results of operations and liquidity.
We Are Subject to Litigation, Environmental, Product Safety and Reliability, Anti-Corruption and Other Legal and Compliance Risks.
We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety and reliability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, export control, employment matters, competition laws and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). As discussed above, product recalls and product liability and warranty claims (including claims related to the safety or reliability of our products) also can result in significant damages and costs, including fines, as well as negative publicity, a diversion of management attention and damage to our reputation that could reduce demand for our products and services. As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures, including increased energy and raw materials costs. Climate-related events also could disrupt our businesses and require us to incur additional costs.
We use hazardous substances and generate hazardous wastes in our operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damage that may be caused by hazardous substance releases and exposures. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions, including cancers incurred by employees, former employees, third-parties’ employees or residents in the area, and environmental damage or diminution of real estate values. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have in the past been named as a defendant in related “toxic tort” claims. We are also subject to laws and regulations that: (1) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases, and/or reduce the risks of injury to people. We incur, and expect to continue to incur, capital and other expenditures to comply with these laws and regulations. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment or disqualification by the U.S. Environmental Protection Agency (EPA). A facility determined to be in violation of the criminal provisions of these statutes can be prohibited from performing any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations. In addition, new laws, regulations, or governmental policies, sudden changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur additional costs in the future that would have a negative effect on our results of operations, financial condition and liquidity.
In addition, the FCPA and other anti-bribery and -corruption laws generally prohibit companies and their intermediaries from making improper payments to U.S. and non-U.S. officials for the purpose of obtaining or retaining business. These laws apply to companies, individual directors, officers, employees and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to the FCPA and other anti-bribery and -corruption laws, including the anti-bribery and -corruption laws of non-U.S. countries. Our policies mandate compliance with these anti-bribery and -corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. We have been subject to regulatory investigations for alleged violations of anti-bribery and -corruption laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management attention and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Cybersecurity and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.
ACCOUNTING, TAX AND INSURANCE RELATED RISKS
We Use Estimates in Accounting For Many of Our Programs, and Changes in our Estimates Could Adversely Affect Our Future Financial Results.
Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the size and long-term nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (such as estimates of variable consideration, including award fees and penalties), including with respect to: (1) labor productivity and availability; (2) the complexity and scope of the work to be performed; (3) the availability and cost of materials; (4) the length of time to complete the performance obligation; (5) execution by our subcontractors; (6) the availability and timing of funding from our customer; (7) overhead cost rates; and (8) current and past service cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among other variables. Because of the significance of management’s judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
Significant Changes in Key Estimates and Assumptions, Such as Discount Rates and Assumed Long-term Return on Plan Assets (ROA), as well as Our Actual Investment Returns on Our Pension Plan Assets and Other Actuarial Factors, Could Affect Our Earnings, Equity and Pension Contributions in Future Periods.
We must determine our pension and other postretirement benefit (PRB) plans’ expense or income, which involves significant judgment particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. The discount rate assumption is set annually and we determine on an annual basis whether it is appropriate to change our long-term ROA assumption. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative, and/or demographic experience or circumstances. Changes in our assumptions could result in negative changes to our pension and PRB plans’ expense and funded status, and our cash contributions to such plans, which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and PRB plans’ expense and funded status and our required contributions to the plans. Our plan assets are invested in accordance with our investment management objectives and are subject to market volatility and other conditions. The differences may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.
Additional Tax Expense or Additional Tax Exposures Could Affect Our Future Profitability.
We are subject to income taxes in the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, and fluctuations in taxable income could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various tax authorities. In addition to ongoing examinations, there could be additional examinations launched in the future by governmental authorities in various jurisdictions, and existing examinations could be expanded. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could impact our tax liabilities and affect our income tax expense and profitability. The global and diverse nature of our operations means that these risks will continue to exist and additional examinations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of examinations, proceedings and other contingencies that cannot be predicted with certainty.

Goodwill and Other Intangible Assets Represent a Significant Portion of Our Assets, and Any Impairment of These Assets Could Negatively Impact Our Results of Operations and Financial Condition.
A significant portion of our assets consists of goodwill and other intangible assets, including amounts added related to the Raytheon Merger. Our goodwill and indefinite-lived assets are subject to an impairment test annually and are also tested whenever events and circumstances indicate that goodwill may be impaired. In the event of an impairment any excess of the carrying value of these assets over the fair value must be written off in the period of determination. Finite-lived intangible assets are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill and intangible assets based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets and trigger an impairment evaluation. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.
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
STRATEGIC TRANSACTIONS RISKS
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
We May Be Unable to Successfully Integrate the Legacy Businesses of United Technologies Corporation (UTC) and Raytheon and Realize the Anticipated Benefits of the Raytheon Merger.
The success of the Raytheon Merger will depend, in part, on our ability to successfully combine and integrate UTC and Raytheon Company’s legacy businesses, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities (including technology-driven revenue synergies) and operational efficiencies from the Raytheon Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in orders by, customers.
The integration of the two companies may result in material challenges, including, without limitation:
•managing a larger, more complex combined aerospace and defense business;
•maintaining employee morale, retaining key management and other employees, and managing corporate culture;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Raytheon Merger, and attracting new business and operational relationships;

•the diversion of management’s attention as a result of devoting attention to matters relating to the Raytheon Merger and/or the Separation and the Distributions following their consummation;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems; and
•coordinating geographically separate organizations
The impact and extent of these challenges is uncertain and many of them have been exacerbated by the COVID-19 pandemic. Any one of them could result in delays, increased costs, decreases in the amount of expected revenues, reduced expected cash generation, and diversion of management’s time and energy, which could materially affect our financial condition, results of operations and cash flows.
In addition, as a result of the Separation Transactions and Distributions, we are required to provide transition services to each of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). These services may require significant amounts of personnel and management time, attention and resources, which could adversely affect our business, financial results and results of operations during this critical period of our integration.
In addition, we must continue to manage the integration of other companies, assets and businesses, including the integration of Rockwell Collins, which UTC acquired on November 26, 2018. These ongoing (and future) integrations by each of UTC and Raytheon may increase the complexity of, and challenges associated with, the integration of UTC and Raytheon Company’s legacy businesses, which may make it more difficult for us to achieve the anticipated benefits of the Raytheon Merger fully, or within the anticipated time frame.
The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis. While we have assumed that a certain level of expenses would be incurred, many of the expenses that may be incurred are, by their nature, difficult to estimate accurately, and changes to the estimates could affect the total amount or timing of integration expenses. These expenses could exceed benefits expected to be realized in connection with the Raytheon Merger.
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
We received (1) a private letter ruling from the Internal Revenue Service (IRS) regarding certain U.S. federal income tax matters relating to the Separation Transactions and Distributions and (2) an opinion of outside counsel regarding the qualification of certain elements of the Distributions under Section 355 of the Code. Although we intend for the Distributions generally to be tax-free for U.S. federal income tax purposes, there can be no assurance that they will so qualify. Even if the Distributions were to otherwise qualify as tax-free transactions under Sections 355 and 368(a)(1)(D) of the Code, either Distribution or both Distributions may result in taxable gain to us (but not our stockholders) under Section 355(e) of the Code if such Distribution(s) were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in shares of Carrier, Otis, or us, as applicable. If the IRS were to determine that any post-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan (when aggregated with any pre-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan) would represent a 50% or greater interest in shares of Carrier, Otis, or us, as applicable, such determination could result in significant tax liabilities to us. For purposes of this test, even if the Raytheon Merger were treated as part of such plan, it did not result in an acquisition of a 50% or greater interest in our shares pursuant to a plan. Any such tax liabilities imposed on us may adversely affect an investment in us.
In addition, with respect to certain Separation Transactions, we obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such Separation Transactions. Notwithstanding the receipt of such tax rulings and opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant Separation Transactions differs from the conclusions reached therein. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant Separation Transaction, we would be subject to significant tax liabilities, which may adversely affect an investment in us.

Under a tax matters agreement that we entered into with Carrier and Otis in connection with the Separation Transactions and Distributions, each of Carrier and Otis generally is required to indemnify us for any taxes we incur resulting from the Separation Transactions and/or the Distributions to the extent such amounts result from certain disqualifying actions by, or acquisition of equity securities of, Carrier or Otis, as applicable. Further, under the tax matters agreement, each of Carrier and Otis is generally required to indemnify us for a specified portion of any taxes we incur (a) arising as a result of the failure of either of the Distributions and certain related transactions to qualify as a transaction that is generally tax-free or a failure of any Separation Transaction that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, Carrier, Otis, or us or (b) arising from certain audit or other adjustments to tax liabilities incurred with respect to Separation Transactions that were not intended to qualify as tax-free. In addition, under the tax matters agreement, each of Carrier and Otis is responsible for (i) a specified portion of any installment payment we are required to make pursuant to Section 965(h)(2) of the Code and (ii) specified taxes that exclusively relate to the Carrier business or the Otis business, as applicable. The amount of any such taxes for which we would be responsible may be significant, and if we were unable to obtain indemnification payments from Carrier or Otis to which we are entitled under the tax matters agreement and/or other agreements entered into in connection with the Separation Transactions and the Distributions, we would incur significant losses.
If We Fail to Manage Potential Future Acquisitions, Investments, Divestitures, Joint Ventures and Other Transactions Successfully, These Activities Could Adversely Affect Our Future Financial Results.
In pursuing our business strategies, we continually review, evaluate and consider potential investments, acquisitions, divestitures, joint ventures and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and business opportunities into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities.
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
GENERAL RISK
Quarterly Cash Dividends and Share Repurchases Are Subject to a Number of Uncertainties, and May Affect the Price of Our Common Stock.
Quarterly cash dividends and share repurchases under our share repurchase program generally constitute components of our capital allocation strategy, which we fund through a combination of operating free cash flow, borrowings and proceeds from divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. The reduction or elimination of our cash dividend, or longer suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareowner value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have properties in approximately 30 countries, with approximately 550 significant properties comprising approximately 80 million square feet of productive space. Approximately 55% of our significant properties are leased, and 45% are owned. Approximately 70% of our significant properties are located in the United States.
Our fixed assets as of December 31, 2020 include manufacturing facilities and non-manufacturing facilities such as warehouses, laboratories, office space, and a substantial quantity of machinery and equipment, including general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2020 are in good operating condition, are well-maintained and substantially all are generally in regular use.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.
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
In addition, we are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain other legal proceedings, see “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K. We do not believe that these matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business as a Whole – Compliance with Environmental and Other Government Regulations” within Item 1. Business of this Form 10-K and in Item 1A. Risk Factors of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On April 3, 2020, United Technologies Corporation (UTC) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, UTC and Raytheon Company completed their previously announced all-stock merger of equals transaction (the “Raytheon Merger”). Upon closing of the Raytheon Merger, UTC changed its name to “Raytheon Technologies Corporation.”
Raytheon Technologies’ common stock is listed on the New York Stock Exchange under the ticker symbol “RTX.” There were approximately 45,151 registered shareowners at January 29, 2021. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Approve Amendment to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan.”
Stock Performance Graph
The following graph presents the cumulative total shareowner return for the five years ending December 31, 2020 for our common stock as compared to the Standard & Poor’s 500 Stock Index, the Dow Jones 30 Industrial Average and the S&P Aerospace & Defense (A&D) Index. These figures assume that all dividends paid over the five-year period were reinvested, and that the starting value of each index and the investment in common stock was $100.00 on December 31, 2015.
Comparison of Cumulative Five Year Total Return

	Annual Return Percentage Years Ending
Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Raytheon Technologies Common Stock(1)	17.14	19.13	-14.66	43.82	-16.73
S&P 500 Index	11.96	21.83	-4.38	31.49	18.40
Dow Jones 30 Industrial Average(2)	16.50	28.11	-3.48	25.34	9.72
S&P Aerospace & Defense Index(2)	18.90	41.38	-8.07	30.33	-16.06
(1)    Historical stock prices presented in the chart have been adjusted to reflect the impact of the Distributions on April 3, 2020.
(2)    Prior to the Separations Transactions, Distributions and Raytheon Merger, UTC chose the Dow Jones 30 Industrial Average as its comparable index. After the Separations Transactions, Distributions and Raytheon Merger, the Company chose the S&P A&D Index as a more informative comparable index. Both indices are presented, in accordance with Securities and Exchange Commission (SEC) rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Raytheon Technologies Common Stock	$100.00	117.14	$139.55	$119.10	$171.29	$142.64
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones 30 Industrial Average	100.00	116.50	149.24	144.05	180.56	198.11
S&P Aerospace & Defense Index	100.00	118.90	168.11	154.54	201.41	169.05

Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2020	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	—	$—	—	$1,767
November 1 - November 30	—	—	—	1,767
December 1 - December 31(1)	—	—	—	5,000
Total	—	$—	—
(1)    The remaining authority to repurchase approximately $1.8 billion of our common stock under the previously approved October 14, 2015 share repurchase program was revoked and replaced as of December 7, 2020 with a $5.0 billion share repurchase program authorized on December 7, 2020, as discussed below.
On December 7, 2020, our Board of Directors authorized a share repurchase program for up to $5 billion of our common stock, replacing the previous program announced on October 14, 2015. At December 31, 2020, the maximum dollar value of shares that may yet be purchased under this current program was $5.0 billion. We did not make any share repurchases during the quarter ended December 31, 2020. No shares were reacquired in transactions outside the program during the quarter ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the information contained in Item 7 of this Form 10-K and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K, which are incorporated herein by reference, in order to understand the factors that may affect the comparability of the financial data presented below.
Five-Year Summary

(in millions, except per share amounts and number of employees)	2020	2019	2018	2017	2016
For The Year
Net sales (1), (3), (4)	$56,587	$45,349	$34,701	$29,713	$28,528
Research and development (3), (4)	2,582	2,452	1,878	1,876	1,857
Operating profit (loss) (1), (3), (4)	(1,889)	4,914	2,877	2,989	3,252
Restructuring costs(3), (4)	777	245	158	92	166
Net income (loss) from continuing operations (1), (3), (4)	(2,928)	3,731	1,406	1,468	2,133
Net income (loss) from continuing operations attributable to common shareowners (1), (3), (4)	(3,109)	3,510	1,216	1,313	2,009
Income (loss) from discontinued operations attributable to common shareowners	(410)	2,027	4,053	3,239	3,046
Diluted earnings (loss) per share—Net income (loss) from continuing operations attributable to common shareowners (1), (3), (4)	(2.29)	4.06	1.50	1.64	2.43
Cash dividends per common share	2.16	2.94	2.84	2.72	2.62
Average diluted shares of Common Stock outstanding	1,358	864	810	799	826
Cash flows provided by operating activities of continuing operations (3), (4)	4,334	5,821	2,670	2,282	3,003
Capital expenditures (3), (4)	1,795	1,868	1,467	1,556	1,265
Acquisitions, including net cash payments, debt assumed & equity issued	35,077	9	30,783	25	24
Repurchases of Common Stock	47	151	325	1,453	2,254
Dividends paid on Common Stock (excluding ESOP)	2,732	2,442	2,170	2,074	2,069
At Year End
Working capital (3), (4), (5)	$7,580	$(2,397)	$(2,284)	$2,975	$1,370
Total assets (1), (2), (5)	162,089	107,792	103,471	65,994	60,252
Long-term debt, including current portion (3), (4), (5)	31,576	40,959	43,763	26,917	23,131
Total debt (3), (4), (5)	31,823	43,252	45,191	27,279	23,696
Total debt to total capitalization	30%	49%	53%	46%	45%
Total equity	$73,852	$44,231	$40,610	$31,421	$29,169
Total backlog (1), (3), (4)	150,119	111,665	93,844	75,636	72,328
Number of employees (3), (4)	181,000	121,600	117,300	81,600	77,700
(1)    Amounts prior to 2018 do not reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue Recognition from Contracts with Customers (Topic 606), in the first quarter of 2018 using the modified retrospective approach.
(2)    Amounts prior to 2019 do not reflect the adoption of ASU 2016-02, Leases (Topic 842), in the first quarter of 2019 using the modified retrospective approach.
(3)    Amounts prior to 2020 do not reflect the impact of the Raytheon Merger. See “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K for additional information.
(4)    Amounts prior to 2018 do not reflect the acquisition of Rockwell Collins, Inc. (Rockwell Acquisition). See “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K for additional information.
(5)    Excludes assets and liabilities related to discontinued operations, for all periods presented.

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
Separation Transactions and Distributions. On April 3, 2020, UTC (since renamed Raytheon Technologies Corporation) completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the “Separation Transactions”). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company (Raytheon) completed their all-stock merger of equals transaction (the Raytheon Merger). Upon closing of the Raytheon Merger, Raytheon Company became a wholly owned subsidiary of UTC, which changed its name to “Raytheon Technologies Corporation.”
On November 26, 2018, we completed the acquisition of Rockwell Collins (the Rockwell Acquisition), a leader in aviation and high-integrity solutions for commercial and military customers as well as leading-edge avionics, flight controls, aircraft interior and data connectivity solutions. Refer to “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K for additional discussion on the Rockwell Acquisition.
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
UTC was determined to be the accounting acquirer in the merger, and as a result the financial statements of Raytheon Technologies for year ended December 31, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 8 of this Form 10-K for additional information.
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
Government legislation, policies and regulations, including regulations related to global warming, carbon footprint and fuel efficiency, can have a negative impact on our worldwide operations. Government and industry-driven safety and performance regulations, restrictions on aircraft engine noise and emissions, government imposed travel restrictions, and government procurement practices can impact our businesses.
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
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities from a new U.S. Administration and the global political environment. Total sales to the U.S. government, excluding foreign military sales (FMS), were $26.0 billion, $9.1 billion and $6.6 billion in 2020, 2019 and 2018 or 45.9%, 20.1% and 18.9% of total net sales for those years, respectively.
Impact of the COVID-19 Pandemic
In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, temperature screening, health questionnaires and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business and operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. Additionally, public sentiments regarding air travel have also had a significant impact. We began to experience issues related to COVID-19 in the first quarter of 2020, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Collins Aerospace and Pratt & Whitney businesses.
The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. These conditions, which began in the second quarter of 2020, continued through the remainder of 2020. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data, revenue passenger miles (RPMs) declined by approximately 65% in the first eleven months of 2020, compared to the prior year, due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We have been and continue to actively mitigate costs and adjust production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks in 2020, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and personnel reductions. In 2020, we recorded total restructuring charges of $777 million primarily related to personnel reductions at our Collins Aerospace and Pratt & Whitney businesses to preserve capital and at our corporate headquarters due to consolidation from the Raytheon Merger. The former Raytheon Company businesses, although experiencing minor impacts, have not experienced significant facility closures or other significant business disruptions as a result of the COVID-19 pandemic.
Given the impacts described above that have resulted from the COVID-19 pandemic, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses to continue to be significantly negatively impacted. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Our latest estimates are that this recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, timing of the availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020, requiring an impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules and we experienced a significant decline in revenues at our Collins Aerospace and Pratt & Whitney businesses due to a decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our future sales and cash flows expectations. Based on our updated forecast assumptions in the second quarter of 2020, we concluded that the carrying values of two of our Collins Aerospace reporting units were greater than their respective fair values, and accordingly, recorded a goodwill impairment charge of $3.2 billion. We did not identify any further deterioration to our expectations in the third quarter of 2020 and, therefore, did not have a triggering event.
We completed our annual goodwill impairment testing as of October 1, 2020 and determined that no additional adjustments to the carrying value of our goodwill were necessary. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K for additional information.
As described further in “Note 8: Commercial Aerospace Industry Assets and Commitments” within Item 8 of this Form 10-K, we have significant exposure related to our airline and airframer customers, including significant accounts receivable and contract assets balances. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic, mutations to the strains of the virus and the timing and impact of vaccines and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods. For a discussion on the 2020 impacts see “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K.
Although the impact of COVID-19 on our commercial business is significant, we currently believe we have sufficient liquidity to withstand the current estimated impacts.
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses in 2021. With regard to political conditions, in July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply us with components, some of which are sole-sourced, primarily in our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, in October 2020, the People’s Republic of China (China) announced that it may sanction RTC in connection with a possible Foreign Military Sale to Taiwan of six MS-110 Reconnaissance Pods and related equipment manufactured by Collins Aerospace. Foreign Military Sales are government-to-government transactions that are initiated by, and carried out at the direction of, the U.S. government. To date, the Chinese government has not imposed sanctions on RTC or indicated the nature or timing of any future potential sanctions or other actions. If China were to impose sanctions or take other regulatory action against RTC, our suppliers, teammates or partners, it could potentially disrupt our business operations. The impact of potential sanctions or other actions by China cannot be determined at this time.
The recent U.S. presidential and congressional election could result in changes to the U.S. government’s foreign policies that may impact regulatory approval for direct commercial sales contracts for certain of our products and services to certain foreign customers. Likewise, it is uncertain whether approvals previously granted for prior sales could also be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results.

In particular, we have direct commercial sales contracts for precision guided munitions with a certain Middle East customer, for which we have not yet obtained regulatory approval. Due to the result of the U.S. presidential and congressional election, and the resulting uncertainty surrounding U.S. foreign policy on direct commercial sales for precision guided munitions with this customer, we determined that it is no longer probable that we will be able to obtain required regulatory approvals for these contracts; however, this determination could change as the U.S. government’s foreign policy views are clarified. Therefore, in the fourth quarter of 2020, we reversed $119 million of sales for work performed on these specific contracts subsequent to the date of the Raytheon Merger and through the end of the third quarter of 2020, and the related operating profit. In addition, we recognized an unfavorable profit impact of $516 million, primarily related to inventory reserves, contract asset impairments and recognition of supplier related obligations related to termination liability, which we now do not expect to be utilized or otherwise directed to other customers. In addition, we reversed $755 million of backlog on these contracts. Our contract liabilities include $405 million of advance payments received from the customer on these contracts, which may become refundable to the customer if the contracts are ultimately terminated.
See Item 1A. Risk Factors within Part I of this Form 10-K for further discussion of these items.
FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:
– Net Sales—a growth metric that measures our revenue for the current year;
– Operating Profit—a measure of our profit from continuing operations for the year, before non-operating expenses, net and income taxes; and
– Operating Margin—a measure of our operating profit as a percentage of total net sales.

(dollars in millions)	2020	2019	2018
Total net sales	$56,587	$45,349	$34,701
Operating profit (loss)	(1,889)	4,914	2,877
Operating margin	(3.3)%	10.8%	8.3%
Operating cash flow from continuing operations	$4,334	$5,821	$2,670
Total backlog	150,119	111,665	93,844
Backlog, which is equivalent to our remaining performance obligations for our contracts, represents the dollar value of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts). Backlog generally increases with bookings and/or orders and generally converts into sales as we incur costs under the related contractual commitments for our contracts recognized over time or as products are transferred to our customers for point in time contracts. Backlog is affected by changes in foreign exchange rates.
In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We focus on adjusted earnings per share (EPS) and measures to assess our cash generation and the efficiency and effectiveness of our use of capital, such as free cash flow (FCF) and return on invested capital (ROIC), all of which are not defined measurements under U.S. Generally Accepted Accounting Principles (GAAP) and may be calculated differently by other companies.
Considered together, we believe these metrics are strong indicators of our overall performance and our ability to create shareowner value. We feel these measures are balanced among long-term and short-term performance, efficiency and growth. We also use these and other performance metrics for executive compensation purposes.
A discussion of our results of operations and financial condition follows below in Results of Operations, Segment Review, and Liquidity and Financial Condition.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Concerning Factors That May Affect Future Results” in this Form 10-K, our period-to-period comparisons of our results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context. As discussed further above in “Business Overview,” the results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. In addition, as a result of the Separations Transactions and the

Distributions, the historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Net Sales

(dollars in millions)	2020	2019	2018
Net sales	$56,587	$45,349	$34,701
The factors contributing to the total change year-over-year in total net sales are as follows:

(dollars in millions)	2020	2019
Organic (1)	$(10,438)	$2,351
Foreign currency translation	14	(73)
Acquisitions and divestitures, net	21,662	8,370
Other	—	—
Total Change	$11,238	$10,648
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
Net sales decreased $10,438 million organically in 2020 compared to 2019. This decrease reflects lower organic sales of $6.6 billion at Collins Aerospace, primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, partially offset by higher military sales. The declines in commercial aerospace OEM sales and commercial aerospace aftermarket sales were primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $4.1 billion at Pratt & Whitney primarily due to lower commercial aftermarket sales due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic and operating environment primarily due to the COVID-19 pandemic. The decrease at Pratt & Whitney was partially offset by higher military sales primarily driven by an increase in F135 engine sales and aftermarket growth on multiple platforms. The $21,662 million sales increase in Acquisitions and divestitures, net in 2020 compared to 2019, is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net was the sale of the Collins Aerospace military Global Positioning System (GPS) and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K.
Net sales increased $2,351 million organically in 2019 compared to 2018. This increase reflects higher organic sales of $1.6 billion at Pratt & Whitney, primarily driven by higher military, commercial OEM, and commercial aftermarket sales. The increase in net sales also reflects higher organic sales of $1.1 billion at Collins Aerospace primarily driven by higher commercial aftermarket and military sales, partially offset by lower commercial aerospace OEM sales. The $8,370 million sales increase in Acquisitions and divestitures, net in 2019 compared to 2018, is primarily driven by the Rockwell Acquisition.
The composition of external net sales by products and services sales for 2020 was approximately the following:

	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Products	80%	60%	75%	90%
Services	20%	40%	25%	10%

				% of Total Net Sales
(dollars in millions)	2020	2019	2018	2020	2019	2018
Net Sales
Products	$43,319	$32,998	$24,141	77%	73%	70%
Services	13,268	12,351	10,560	23%	27%	30%
Total net sales	$56,587	$45,349	$34,701	100%	100%	100%
Net products sales grew $10,321 million in 2020 compared to 2019 primarily due to an increase in external product sales of $18.4 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $5.3 billion at Collins Aerospace and $2.8 billion at Pratt & Whitney. Net services sales grew $917 million in 2020 compared to 2019 primarily due to an increase in external services sales of $3.4 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $1.3 billion at Pratt & Whitney and $1.2 billion at Collins Aerospace.
Net products sales grew $8,857 million in 2019 compared to 2018 primarily due to an increase in external product sales of $7.3 billion at Collins Aerospace principally driven by the Rockwell Acquisition and an increase in external product sales of $1.6 billion at Pratt & Whitney. Net services sales grew $1,791 million in 2019 compared to 2018 primarily due to an increase in external services sales of $1.9 billion at Collins Aerospace primarily due to the Rockwell Acquisition.
Our sales to major customers were as follows:

				% of Total Net Sales
(dollars in millions)	2020	2019	2018	2020	2019	2018
Sales to the U.S. government (1)	$25,962	$9,094	$6,560	46%	20%	19%
Foreign military sales through the U.S. government	4,585	1,571	902	8%	3%	3%
Foreign government direct commercial sales	3,974	1,498	1,275	7%	3%	4%
Commercial aerospace and other commercial sales	22,066	33,186	25,964	39%	73%	75%
Total net sales	$56,587	$45,349	$34,701	100%	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Products and Services Sold

(dollars in millions)	2020	2019	2018
Total cost of products and services sold	$48,056	$34,598	$27,465
Percentage of net sales	85%	76%	79%
The factors contributing to the change year-over-year in total cost of products and services sold are as follows:

(dollars in millions)	2020	2019
Organic (1)	$(4,432)	$1,781
Foreign currency translation	8	(125)
Acquisitions and divestitures, net	17,696	5,241
Restructuring	220	89
FAS/CAS operating adjustment	(965)	—
Acquisition accounting adjustments	939	424
Other	(8)	(277)
Total Change	$13,458	$7,133
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
The organic decrease in total cost of products and services sold in 2020 compared to 2019 of $4,432 million was primarily driven by the organic sales decreases noted above. The increase in Acquisitions and divestitures, net of $17,696 million in 2020 compared to 2019 is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net is the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K and an unfavorable profit impact of $516 million related to inventory reserves, contract asset impairments and recognition of supplier related obligations for certain international contracts at RMD as further described in “Segment Review” below. Included in the decrease in Other of $8 million in 2020 compared to 2019 was prior year amortization of inventory fair value step-up associated with the Rockwell Collins acquisition of $181 million at Collins Aerospace, partially offset by an $89 million impairment of commercial aircraft program assets at Pratt & Whitney in the current year.
The organic increase in total cost of products and services sold in 2019 compared to 2018, of $1,781 million was primarily driven by the organic sales increases noted above. The increase in Acquisitions and divestitures, net of $5,241 million for 2019 compared to 2018 was primarily driven by the Rockwell Acquisition. The decrease in Other of $277 million primarily reflects the absence of a 2018 customer contract settlement at Pratt & Whitney.

For further discussion on Restructuring costs see “Restructuring Costs” section below. For further discussion on FAS/CAS operating adjustment see “FAS/CAS operating adjustment” section below. For further discussion on Acquisition accounting adjustments, see “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

				% of Total Net Sales
(dollars in millions)	2020	2019	2018	2020	2019	2018
Cost of sales
Products	$38,137	$26,910	$21,083	67%	59%	61%
Services	9,919	7,688	6,382	18%	17%	18%
Total cost of sales	$48,056	$34,598	$27,465	85%	76%	79%
Net products cost of sales grew $11,227 million in 2020 compared to 2019 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace and Pratt & Whitney. Net services cost of sales grew $2,231 million in 2020 compared to 2019 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services cost of sales at Collins Aerospace.
Net products cost of sales grew $5,827 million in 2019 compared to 2018 primarily due to an increase in external product cost of sales at Collins Aerospace, primarily due to the Rockwell Acquisition, and at Pratt & Whitney. Net services cost of sales grew $1,306 million in 2019 compared to 2018 primarily due to an increase in external services cost of sales at Collins Aerospace primarily due to the Rockwell Acquisition.
Research and Development

(dollars in millions)	2020	2019	2018
Company-funded	$2,582	$2,452	$1,878
Percentage of net sales	4.6%	5.4%	5.4%
Customer-funded (1)	$4,111	$2,283	$1,517
Percentage of net sales	7.3%	5.0%	4.4%
(1)    Customer-funded research and development costs are included in cost of sales in our Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The increase in company-funded research and development of $130 million in 2020 compared to 2019, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.3 billion across various commercial programs at Pratt & Whitney and $0.2 billion across various commercial programs at Collins Aerospace, both principally driven by cost reduction measures in response to the current economic environment primarily due to COVID-19. The increase in company-funded research and development of $574 million in 2019 compared to 2018, was primarily driven by $0.5 billion related to the Rockwell Acquisition. Excluding this impact, Collins Aerospace company-funded research and development increased $0.1 billion driven by higher expenses across various commercial programs.
The increase in customer-funded research and development of $1,828 million in 2020 compared to 2019, was primarily driven by $1.7 billion related to the Raytheon Merger on April 3, 2020. The increase in customer-funded research and development of $766 million in 2019 compared to 2018, was primarily driven by $0.8 billion related to the Rockwell Acquisition.
Selling, General and Administrative

(dollars in millions)	2020	2019	2018
Selling, general and administrative	$5,540	$3,711	$2,864
Percentage of net sales	9.8%	8.2%	8.3%
Selling, general and administrative expenses increased $1,829 million in 2020 compared to 2019, primarily driven by $1.6 billion related to the Raytheon Merger on April 3, 2020, excluding the impact of merger-related restructuring costs. The increase in Selling, general and administrative expenses also includes higher expenses of $0.4 billion related to increased estimates of expected credit losses primarily due to customer bankruptcies and additional allowances for credit losses at Pratt & Whitney and Collins Aerospace, higher general and administrative restructuring costs of $0.3 billion, and lower expenses due to cost reduction initiatives.
Selling, general and administrative expenses increased $847 million in 2019 compared to 2018, primarily driven by $0.6 billion of incremental selling, general and administrative expenses resulting from the Rockwell Acquisition and $0.1 billion of costs associated with the Raytheon Merger. The increase in Selling, general and administrative expenses also includes higher expenses of $0.2 billion at Collins Aerospace, primarily driven by increased headcount and employee compensation related expenses partially offset by synergy capture related to the Rockwell Acquisition.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses. See “Note 14: Restructuring Costs” within Item 8 of this Form 10-K and Restructuring Costs, below, for further discussion.
Other Income, Net

(dollars in millions)	2020	2019	2018
Other income, net	$885	$326	$383
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The increase in Other income, net of $559 million in 2020 compared to 2019 was primarily due to $595 million of gains on the sales of the Collins Aerospace businesses, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K, and $225 million related to foreign government wage subsidies due to COVID-19 at Pratt & Whitney and Collins Aerospace, partially offset by a net unfavorable year-over-year impact of foreign exchange gains and losses of $138 million.
The decrease in Other income, net of $57 million in 2019 compared to 2018, was primarily due to a net unfavorable impact of foreign exchange gains and losses.
Operating Profit (Loss)

(dollars in millions)	2020	2019	2018
Operating profit (loss)	$(1,889)	$4,914	$2,877
Operating profit (loss) margin	(3.3)%	10.8%	8.3%
The change in Operating profit (loss) of $6,803 million in 2020 compared to 2019 was primarily driven by the operating performance at our segments as described below in “Segment Review” and the $3,183 million goodwill impairment in the second quarter of 2020 related to two Collins Aerospace reporting units. Included in the change in Operating profit (loss) was an increase in acquisition accounting adjustments of $1,057 million related to the Raytheon Merger, an increase in restructuring costs of $527 million primarily related to restructuring actions taken at our Collins Aerospace segment and restructuring actions in connection with the Raytheon Merger on April 3, 2020 and an unfavorable profit impact of $516 million related to inventory reserves, contract asset impairments and recognition of supplier related obligations for certain international contracts at RMD as further described in “Segment Review” below.
The increase in Operating profit (loss) of $2,037 million in 2019 compared to 2018 was primarily driven by operating performance at our segments as described below in “Segment Review.” Included in the increase in Operating profit (loss) was an increase in acquisition accounting adjustments of $375 million primarily related to the Rockwell acquisition and increase in restructuring costs of $93 million primarily related to actions taken at our Collins Aerospace and Pratt & Whitney segments.
Non-service Pension (Income) Expense

(dollars in millions)	2020	2019	2018
Non-service pension (income) expense	$(902)	$(829)	$(659)
The change in Non-service pension (income) expense of $73 million in 2020 compared to 2019 was primarily driven by the inclusion of Raytheon Company plans in 2020 as a result of the Raytheon Merger and a decrease in the interest rates at December 31, 2019 and during 2020 compared to December 31, 2018, partially offset by a decrease in the expected return on plan assets (EROA) assumption for the UTC plans in 2020 and a one-time curtailment gain of $98 million in 2019. The one-time curtailment gain was due to the recognition of previously unrecognized prior service credits as a result of an amendment to the UTC domestic defined benefit plans to cease accrual of additional benefits for future service and compensation for non-union participants effective December 31, 2019.
The change in Non-service pension (income) expense of $170 million in 2019 compared to 2018 was primarily driven the inclusion of Rockwell Collins plans in 2019 as a result of the Rockwell Collins acquisition and a one-time curtailment gain of $98 million in 2019.

Interest Expense, Net

(dollars in millions)	2020	2019	2018
Interest expense	$1,408	$1,711	$1,182
Interest income	(42)	(120)	(150)
Interest expense, net	$1,366	$1,591	$1,032
Average interest expense rate - average outstanding borrowings during the year:
Short-term borrowings	2.0%	1.7%	1.3%
Total debt	4.0%	3.6%	3.5%
Average interest expense rate - outstanding borrowings as of December 31:
Short-term borrowings	0.6%	2.3%	1.9%
Total debt	4.2%	3.6%	3.5%
Interest expense, net decreased $225 million in 2020 as compared with 2019, primarily due to a decrease in interest expense principally driven by the repayment of long-term debt, partially offset by a decrease in interest income principally driven by interest income of $63 million related to tax settlements in the prior year. The average maturity of our long-term debt at December 31, 2020 was approximately 14 years.
Interest expense, net increased $559 million in 2019 as compared with 2018, primarily due to an increase in interest expense driven by debt acquired from the Rockwell Acquisition and the impact of the August 16, 2018 issuance of notes representing $11 billion in aggregate principal amount. The average maturity of our long-term debt at December 31, 2019 was approximately 10 years.
Income Taxes

	2020	2019	2018
Effective income tax rate	(24.4)%	10.1%	43.8%
The 2020 negative effective tax rate is a result of having tax expense of $575 million on a loss from continuing operations before income taxes of $2,353 million. The loss from continuing operations before income taxes includes the $3,183 million goodwill impairment as described in “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets,” within Item 8 of this Form 10-K, most of which is non-deductible for tax purposes. Tax expense includes net deferred tax charges of $367 million resulting from the Separation Transactions and the Raytheon Merger primarily related to the impairment of deferred tax assets, and incremental tax expense of $177 million related to the disposal of businesses, including the sales of the Collins Aerospace and RIS businesses and the entry into a definitive agreement to sell Forcepoint, as described in “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K. As a result of the Separation Transactions and the restructuring charges recognized in 2020, tax expense also includes $49 million related to revaluation of the tax benefit for certain international tax incentives, as the Company no longer expects to meet the incentive requirements. Also included in the 2020 effective tax rate are tax benefits of $142 million associated with U.S. research and development credits and $83 million associated with Foreign Derived Intangible Income (FDII).
The 2019 effective tax rate includes tax benefits of $290 million primarily associated with the conclusion of the audit by the Examination Division of the Internal Revenue Service (IRS) for the Company’s 2014, 2015 and 2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. The 2019 effective tax rate also includes tax benefits of $138 million associated with FDII and $101 million related to U.S. research and development credits.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted. The 2018 effective tax rate reflects a net charge of $744 million for TCJA related adjustments. The amount primarily relates to non-U.S. taxes that will become due when previously reinvested earnings of certain international subsidiaries are remitted. The 2018 effective tax rate also includes tax benefits of $102 million associated with FDII and $73 million related to U.S. research & development credits.
For additional discussion of income taxes and the effective income tax rate, see “Income Taxes” within Critical Accounting Estimates, below, and “Note 13: Income Taxes” within Item 8 of this Form 10-K.

Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2020	2019	2018
Net income (loss) from continuing operations attributable to common shareowners	$(3,109)	$3,510	$1,216
Diluted earnings (loss) per share from continuing operations	$(2.29)	$4.06	$1.50
Net loss from continuing operations attributable to common shareowners for 2020 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $1,435 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $1.06;
•restructuring charges of $598 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.44;
•$3,240 million of primarily non-deductible goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted EPS from continuing operations of $2.37;
•significant unfavorable contract adjustments at Collins Aerospace and Pratt & Whitney of $667 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.49;
•$415 million of tax charges in connection with the Separation Transactions, including the impairment of deferred tax assets not expected to be utilized, which had an unfavorable impact on diluted EPS from continuing operations of $0.31;
•unfavorable profit impact at RMD of $412 million, net of tax, related to certain direct commercial sales contracts for precision guided munitions with a certain Middle East customer, which had an unfavorable impact on diluted EPS from continuing operations of $0.30;
•increased estimates of expected credit losses driven by customer bankruptcies and additional allowances for credit losses of $300 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.22; and
•gains on the sales of the Collins Aerospace businesses of $240 million, net of tax, which had a favorable impact on diluted EPS from continuing operations of $0.18.
Net income from continuing operations attributable to common shareowners for 2019 includes the following:
•acquisition accounting adjustments of $704 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.81;
•restructuring charges of $186 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.21;
•tax settlements and related interest income on tax settlements of $341 million, which had a favorable impact on diluted EPS from continuing operations of $0.39; and
•amortization on the inventory fair value step-up associated with the Rockwell Acquisition of $140 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.16.
Net income from continuing operations attributable to common shareowners for 2018 includes the following:
•acquisition accounting adjustments of $432 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.53;
•restructuring charges of $114 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.14;
•an income tax charge related to the estimated impact of the TCJA of $744 million, which had an unfavorable impact on diluted EPS from continuing operations of $0.92; and
•the unfavorable impact of customer contract matters at Pratt & Whitney of $220 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.27.
Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2020	2019	2018
Net income (loss) from discontinued operations attributable to common shareowners	$(410)	$2,027	$4,053
Diluted earnings (loss) per share from discontinued operations	$(0.30)	$2.35	$5.00
On April 3, 2020, we completed the separation of our commercial businesses, Carrier and Otis. Effective as of such date, the historical results of the Carrier and Otis segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 8 of this Form 10-K for additional information.
The change in net income (loss) from discontinued operations attributable to common shareowners of $2,437 million and the related change in diluted earnings (loss) per share from discontinued operations of $2.65 in 2020 compared to 2019 was primarily due to prior year Carrier and Otis operating activity, as the Separation Transactions occurred on April 3, 2020, partially offset by higher prior year costs associated with the separation of our commercial businesses as discussed below.
Net income (loss) from discontinued operations for 2020 and 2019 includes $888 million, net of tax, and $1,284 million, net of tax, respectively, of costs associated with the Company’s separation of its commercial businesses. Separation costs in 2020 primarily related to debt extinguishment costs of $611 million in connection with the early repayment of outstanding principal.
The change in net income (loss) from discontinued operations attributable to common shareowners of $2,026 million and the related change in diluted earnings (loss) per share from discontinued operations of $2.65 in 2019 compared to 2018 was primarily due to the increased costs associated with the separation of our commercial businesses in 2019 and the absence of a gain on Carrier’s sale of Taylor Company of $591 million, net of tax in 2018.
Net Income (Loss) Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2020	2019	2018
Net income (loss) attributable to common shareowners	$(3,519)	$5,537	$5,269
Diluted earnings (loss) per share from operations	$(2.59)	$6.41	$6.50
The change in net income (loss) attributable to common shareowners and diluted EPS from operations for 2020 compared to 2019 was driven by the decrease in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners and the decrease from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners.
The change in net income (loss) attributable to common shareowners and diluted EPS from operations for 2019 compared to 2018 was driven by the increase in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners, partially offset by the decrease from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners.
RESTRUCTURING COSTS

(dollars in millions)	2020	2019	2018
Restructuring costs	$777	$245	$158
Restructuring actions are an essential component of our operating margin improvement efforts and relate to existing and recently acquired operations. Charges generally arise from severance related to workforce reductions and facility exit costs associated with the consolidation of field and manufacturing operations and costs to exit legacy programs. We continue to closely monitor the economic environment and may undertake further restructuring actions to keep our cost structure aligned with the demands of the prevailing market conditions.
2020 Actions. During 2020, we recorded net pre-tax restructuring charges of $770 million for restructuring efforts initiated in 2020, primarily related to severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and the ongoing cost reduction efforts. We expect to incur additional restructuring and other charges of $40 million to complete these actions. We are targeting to complete in 2021 the majority of actions initiated in 2020. We expect recurring pre-tax savings in continuing operations related to these actions to reach approximately $1.1 billion annually within one to two years. Approximately 80% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During 2020, we had cash outflows of approximately $400 million related to the 2020 actions.
2019 Actions. During 2020 and 2019, we recorded net pre-tax restructuring charges of $10 million and $162 million, respectively, for actions initiated in 2019. We expect to incur additional restructuring charges of $58 million to complete these actions. We are targeting to complete in 2021 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2019. We expect annual recurring pre-tax savings in continuing operations related to these actions to reach approximately $200 million annually within two years of initiating these actions. Approximately 90% of the total pre-tax charge will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During 2020, we had cash outflows of approximately $40 million related to the 2019 actions.
In addition, during 2020, we reversed $3 million of net pre-tax restructuring costs for restructuring actions initiated in 2018 and prior. In 2019 and 2018, we recorded $83 million and $158 million, respectively, of net pre-tax restructuring costs for restructuring actions initiated in 2018 and prior. For additional discussion of restructuring, see “Note 14: Restructuring Costs” within Item 8 of this Form 10-K.

SEGMENT REVIEW
As discussed further above in Business Overview, on April 3, 2020, United Technologies Corporation (UTC) completed the Separation Transactions, and on April 3, 2020, completed the Raytheon Merger with United Technologies Corporation being renamed Raytheon Technologies Corporation. As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD). The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
For a detailed description of our businesses, see “Business” within Item 1 of this Form 10-K.
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
Also as a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and postretirement benefit (PRB) expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time we generally expect to recover the related RIS and RMD pension and PRB liabilities through the pricing of our products and services to the U.S. government. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. For our defense contracts, where the primary customer is the U.S. government subject to Federal Acquisition Regulation (FAR) part 12, our intercompany sales and profit is generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment and certain corporate expenses, as further discussed below.
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
Given the nature of our business, we believe that total net sales and operating profit (and the related operating profit margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, as described below.
Total Net Sales. Total net sales by segment were as follows:

(dollars in millions)	2020	2019	2018
Collins Aerospace Systems	$19,288	$26,028	$16,634
Pratt & Whitney	16,799	20,902	19,402
Raytheon Intelligence & Space	10,841	—	—
Raytheon Missiles & Defense	11,660	—	—
Total segment	58,588	46,930	36,036
Eliminations and other	(2,001)	(1,581)	(1,335)
Consolidated	$56,587	$45,349	$34,701

Operating Profit (Loss). Operating profit (loss) by segment was as follows:

(dollars in millions)	2020	2019	2018
Collins Aerospace Systems	$1,466	$4,508	$2,397
Pratt & Whitney	(564)	1,801	1,402
Raytheon Intelligence & Space	1,014	—	—
Raytheon Missiles & Defense	890	—	—
Total segment	2,806	6,309	3,799
Eliminations and other	(111)	(140)	(69)
Corporate expenses and other unallocated items	(590)	(367)	(340)
FAS/CAS operating adjustment	1,106	—	—
Acquisition accounting adjustments(1)	(5,100)	(888)	(513)
Consolidated	$(1,889)	$4,914	$2,877
(1)    Acquisition accounting adjustments in 2020 includes the $3.2 billion goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” in Item 8 of this Form 10-K for additional information.
Included in segment operating profit are Estimate at Completion (EAC) adjustments, which relate to changes in operating profit and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K. Given that we have thousands of individual contracts and given the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

(dollars in millions)	2020	2019	2018
Gross favorable	$994	$419	$579
Gross unfavorable	(1,637)	(488)	(629)
Total net EAC adjustments	$(643)	$(69)	$(50)
As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date since only the unperformed portion of the contract at the merger date represents an obligation of the Company. This has had the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss reserves. The change in net EAC adjustments of $574 million in 2020 compared 2019 was primarily due to an increase in net unfavorable EAC adjustments of $544 million at Pratt & Whitney, principally due to the current economic and operating environment primarily driven by the COVID-19 pandemic. Net EAC adjustments in 2019 were relatively consistent with 2018. Significant EAC adjustments in the years ended December 31, 2020, 2019 and 2018 are discussed in each business segment’s discussion below. Refer to the individual segment results for further information.
Defense Backlog and Defense Bookings. We believe defense backlog and defense bookings are relevant to an understanding of management’s view of our defense operations’ performance. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins Aerospace and Pratt & Whitney segments. Defense backlog was approximately $67.3 billion and $22.3 billion as of December 31, 2020 and 2019, respectively, out of total backlog, including commercial, of $150.1 billion and $111.7 billion as of December 31, 2020 and 2019, respectively. Defense bookings were approximately $31.2 billion, $16.9 billion and $14.1 billion for 2020, 2019 and 2018 respectively.
Defense backlog, which is equivalent to our remaining performance obligations for our defense contracts, represents the dollar value of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ type contracts). Defense backlog is affected by changes in foreign exchange rates.
Defense bookings generally represent the dollar value of new external defense contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe defense bookings are an important measure of future performance for our defense operations and are an indicator of potential future changes in these operations’ total net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period.
Defense bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current period. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable. Contract cancellations and terminations also include contract underruns on cost-type programs.
Defense bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: (1) the desired capability by the customer and urgency of customer needs, (2) customer budgets and other fiscal constraints, (3) political and economic and other environmental factors, (4) the timing of customer negotiations, (5) the timing of governmental approvals and notifications, and (6) the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.
Collins Aerospace Systems

				% Change
(dollars in millions)	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
Net Sales	$19,288	$26,028	$16,634	(26)%	56%
Operating Profit	1,466	4,508	2,397	(67)%	88%
Operating Profit Margins	7.6%	17.3%	14.4%
2020 Compared with 2019

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(6,554)	$15	$(201)	$—	$—	$(6,740)
Operating Profit	(3,598)	(1)	$(12)	(258)	827	(3,042)
2019 Compared with 2018

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	FX Translation	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$1,068	$(72)	$8,398	$—	$—	$9,394
Operating Profit	47	32	2,005	58	(31)	2,111
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
2020 Compared with 2019
The organic sales decrease of $6.6 billion in 2020 compared to 2019 primarily relates to lower commercial aerospace OEM sales of $3.7 billion and lower commercial aerospace aftermarket sales of $3.4 billion, including declines across all aftermarket sales channels. These reductions were primarily due to the current economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.6 billion. Included in the organic sales decrease were lower commercial aerospace OEM and aftermarket sales of approximately $1.0 billion related to the Boeing 737 Max program and fewer upgrades due to certain regulatory mandates that were primarily completed in early 2020.
The organic profit decrease of $3.6 billion in 2020 compared to 2019 is primarily due to lower commercial aerospace operating profit of $4.0 billion principally driven by the lower commercial aerospace OEM and aftermarket sales volume discussed above. Included in the lower commercial OEM operating profit were $157 million of significant unfavorable adjustments principally driven by the expected acceleration of fleet retirements of a certain aircraft. The decrease was partially offset by lower Research and development expenses of $0.2 billion, which includes the impact of cost reduction initiatives. Included in the operating profit decrease was $125 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses.
Included in organic profit in 2020 was other income of $72 million related to foreign government wage subsidies due to COVID-19 and $12 million related to the favorable impact of a contract related matter in the first quarter of 2020.

The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020 as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K.
The increase in Other operating profit of $0.8 billion in 2020 compared to 2019 primarily relates to gains of $595 million on the sales of the Collins Aerospace businesses discussed above, the absence of prior year amortization of inventory fair value step-up associated with the Rockwell Acquisition of $181 million and the absence of a prior year loss on the sale of a business of $25 million.
2019 Compared with 2018
The organic sales increase of $1.1 billion in 2019 compared to 2018 primarily reflects higher commercial aerospace aftermarket sales of $0.8 billion and higher military sales of $0.4 billion, partially offset by lower commercial aerospace OEM sales of $0.1 billion.
Organic profit in 2019 was relatively consistent compared to 2018. Included in the change in organic profit was higher commercial aerospace margin contribution of $0.2 billion driven by the commercial aftermarket sales growth noted above partially offset by lower commercial aerospace OEM margin contribution, and higher military margin contribution of $0.1 billion driven by the sales growth noted above. This increase was partially offset by higher Selling, general and administrative expenses of $0.2 billion and higher Research and development costs of $0.1 billion.
The increase in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the acquisition of Rockwell Collins in 2018 as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K.
Pratt & Whitney

				% Change
(dollars in millions)	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
Net Sales	$16,799	$20,902	$19,402	(20)%	8%
Operating Profit	(564)	1,801	1,402	(131)%	28%
Operating Profit Margins	(3.4)%	8.6%	7.2%
2020 Compared with 2019

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	FX Translation(2)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(4,080)	$(23)	$—	$—	$—	$(4,103)
Operating Profit	(2,126)	(5)	—	(47)	(187)	(2,365)
2019 Compared with 2018

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	FX Translation(2)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$1,576	$(48)	$(28)	$—	$—	$1,500
Operating Profit	228	(7)	(7)	(140)	325	399
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
2020 Compared with 2019
The organic sales decrease of $4.1 billion in 2020 compared to 2019 primarily reflects lower commercial aftermarket sales of $3.8 billion, due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales of $1.1 billion, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic and operating environment primarily due to the COVID-19 pandemic. These declines were partially offset by higher military sales of $0.8 billion primarily driven by an increase in F135 engine sales and aftermarket growth on multiple platforms. Included in the lower commercial aftermarket sales is a $0.4 billion impact to sales from the net unfavorable contract adjustments discussed further below.
The organic profit decrease of $2.1 billion in 2020 compared to 2019 was primarily driven by lower commercial aftermarket operating profit of $2.4 billion driven by the sales volume decrease discussed above, unfavorable mix, a $334 million unfavorable EAC adjustment on a commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period, an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract, and $86 million related to an unfavorable EAC adjustment and increased allowances for warranty for legacy fleet related retrofits. The decrease was also driven by higher Selling, general and administrative expenses of $0.2 billion primarily driven by $257 million of increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses. This decrease in organic profit was partially offset by lower Research and development costs of $0.3 billion, which includes the impact of cost reduction initiatives, and other income of $153 million related to foreign government wage subsidies due to COVID-19.
Included in organic profit was an increase in net unfavorable EAC adjustments of $544 million, which included the unfavorable EAC adjustments discussed above and significant net unfavorable EAC adjustments of $62 million based on a portfolio review of our commercial aftermarket programs in the second quarter of 2020 in consideration of the estimated lower flight hours, a change in the estimated number of shop visits and the related amount of estimated costs. Also included was an unfavorable EAC adjustment of $44 million in the second quarter of 2020 on a military program primarily driven by a shift in estimated overhead costs due to the lower commercial engine activity discussed above.
The decrease in Other operating profit of $187 million in 2020 compared to 2019 was primarily due to an $89 million impairment of commercial aircraft program assets in the current year and $43 million of reserves related to a commercial financing arrangement in the current year.
2019 Compared with 2018
The organic sales increase of $1.6 billion primarily reflects higher military sales of $0.8 billion, higher commercial OEM sales of $0.5 billion, and higher commercial aftermarket sales of $0.2 billion.
The organic profit increase of $0.2 billion was primarily driven by higher military margin contribution of $0.2 billion, driven by the sales increase noted above and higher commercial OEM margin contribution of $0.1 billion primarily driven by continued year-over-year cost reduction and favorable mix on large commercial engine shipments. These increases were partially offset by higher Research and development costs and Selling, general and administrative expenses of $0.1 billion.
The $0.3 billion increase in Other operating profit primarily reflects the absence of a 2018 customer contract settlement.
Raytheon Intelligence & Space

				% Change
(dollars in millions)	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
Net Sales	$10,841	—	—	NM	NM
Operating Profit	1,014	—	—	NM	NM
Operating Profit Margins	9.4%	—	—
Bookings	$10,243	—	—	NM	NM
NM = Not meaningful
The increase in net sales of $10,841 million in 2020 compared to 2019 was due to the Raytheon Merger on April 3, 2020.
The increase in operating profit of $1,014 million and the related increase in operating profit margins in 2020 compared to 2019 was due to the Raytheon Merger. Included in operating profit in 2020 were $124 million of unfavorable EAC adjustments for loss reserves related to a domestic classified fixed price development program in a net loss position, of which $87 million was recorded in the fourth quarter of 2020.
Backlog and Bookings– Backlog was $18,676 million at December 31, 2020 compared to zero at December 31, 2019. The increase in backlog of $18,676 million was due to the Raytheon Merger. In 2020, RIS booked $3,294 million on a number of classified contracts, $236 million to produce and deliver Silent Knight radar systems and spares for the U.S. Special Operations Command, $229 million to perform operations and sustainment for the U.S. Air Force’s Launch and Test Range System (LTRS), $201 million on the Development, Operations and Maintenance (DOMino) cyber program for the Department of

Homeland Security (DHS), $193 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force, and $157 million for the Military GPS User Equipment Increment 2 Miniature Serial Interface Receiver Card (MGUE INC 2 MSI) program for the U.S. Air Force.
Raytheon Missiles & Defense

				% Change
(dollars in millions)	2020	2019	2018	2020 compared with 2019	2019 compared with 2018
Net Sales	$11,660	—	—	NM	NM
Operating Profit	890	—	—	NM	NM
Operating Profit Margins	7.6%	—	—
Bookings	$10,041	—	—	NM	NM
NM = Not meaningful
The increase in net sales of $11,660 million in 2020 compared to 2019 was due to the Raytheon Merger on April 3, 2020.
The increase in operating profit of $890 million and the related increase in operating profit margins in 2020 compared to 2019 was due to the Raytheon Merger. Included in operating profit in 2020 was an unfavorable net impact of $516 million related to certain international contracts as further described below, and a $25 million net favorable EAC adjustment due to a revised estimate in costs to complete an industrial cooperation agreement obligation on multiple contracts for an international customer based upon an agreement signed in the fourth quarter of 2020.
In the fourth quarter of 2020, RMD reversed $119 million of sales for work performed subsequent to the date of the Raytheon Merger through the end of the third quarter of 2020, and the related operating profit, on our direct commercial sales contracts for precision guided munitions with a certain Middle East customer, for which we have not yet obtained regulatory approval. As discussed in the “Other Matters” subsection of the “Business Overview” section above, due to the recent U.S. presidential and congressional election and the resulting uncertainty surrounding U.S. foreign policy on direct commercial sales for precision guided munitions with this customer, we determined that it is no longer probable that we will be able to obtain regulatory approvals for these contracts. RMD also recognized an unfavorable profit impact of $516 million related to these contracts, primarily related to inventory reserves, contract asset impairments and recognition of supplier related obligations related to termination liability, which we now do not expect to be utilized or otherwise directed to other customers. In addition, we reversed $755 million of backlog on these contracts.
Backlog and Bookings– Backlog was $29,593 million at December 31, 2020 compared to zero at December 31, 2019. The increase in backlog of $29,593 million was due to the Raytheon Merger. In 2020, RMD booked $2,426 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA), $351 million for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA) and an international customer, $340 million for StormBreaker for the U.S. Air Force, $268 million for the AN/TPY-2 radar sustainment program for the MDA, and $237 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army and international customers. RMD also booked $1,503 million on a number of classified contracts, including $354 million on a major contract. In 2020, RMD recorded a backlog adjustment of $755 million on certain international contracts as discussed above.
Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger and subsequently disposed of in January 2021, as further discussed in “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K.

	Net Sales			Operating Profit
(dollars in millions)	2020	2019	2018	2020	2019	2018
Inter-segment eliminations	$(2,528)	$(1,594)	$(1,347)	$(83)	$(208)	$(181)
Other non-reportable segments	527	13	12	(28)	68	112
Eliminations and other	$(2,001)	$(1,581)	$(1,335)	$(111)	$(140)	$(69)
The increase in inter-segment eliminations sales in 2020 compared to 2019, was primarily due to the Raytheon Merger on April 3, 2020.

The increase in other non-reportable segment sales in 2020 compared to 2019, was primarily related to Forcepoint sales.
The decrease in other non-reportable segments operating profit in 2020 compared to 2019, was primarily due to the impact of foreign currency translation, partially offset by operating profit related to Forcepoint.
Other non-reportable segment sales in 2019 were relatively consistent with 2018.
The decrease in other non-reportable segments operating profit in 2019 compared to 2018, was primarily due to the impact of foreign currency translation.
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

(dollars in millions)	2020	2019	2018
Corporate expenses and other unallocated items	$(590)	$(367)	$(340)
The change in Corporate expenses and other unallocated items of $223 million for 2020 compared to 2019 was primarily driven by increased restructuring costs of $201 million, $130 million of net expenses related to the LTAMDS project acquired as part of the Raytheon Merger and an increase in merger-related costs for the Raytheon Merger of $82 million, partially offset by $40 million of merger-related costs for the Rockwell Acquisition in 2019 and other unallocated items with no individual or common significant driver.
Corporate expenses and other unallocated items in 2019 was relatively consistent with 2018. Included in the change were merger-related costs for the Raytheon Merger of $83 million in 2019 and a decrease in merger-related costs for the Rockwell Acquisition of $78 million.
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
The pension and PRB components of the FAS/CAS operating adjustment were as follows:

(dollars in millions)	2020	2019	2018
FAS service cost (expense)	$(354)	$—	$—
CAS expense	1,460	—	—
FAS/CAS operating adjustment	$1,106	$—	$—
The change in our FAS/CAS operating adjustment of $1,106 million in 2020 compared to 2019 was due to the Raytheon Merger on April 3, 2020.
Acquisition accounting adjustments
Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant and equipment fair value adjustment acquired through acquisitions and the amortization of customer contractual obligations related to loss making or below market contracts acquired. These adjustments are not considered part of management’s evaluation of segment results.

The components of Acquisition accounting adjustments were as follows:

(dollars in millions)	2020	2019	2018
Goodwill impairment charge	$(3,183)	$—	$—
Amortization of acquired intangibles	(2,142)	(1,211)	(689)
Amortization of property, plant and equipment fair value adjustment	(69)	(23)	(76)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	294	346	252
Acquisition accounting adjustments	$(5,100)	$(888)	$(513)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

(dollars in millions)	2020	2019	2018
Collins Aerospace Systems	$(3,926)	$(605)	$(235)
Pratt & Whitney	(117)	(283)	(278)
Raytheon Intelligence & Space	(394)	—	—
Raytheon Missiles & Defense	(607)	—	—
Total segment	(5,044)	(888)	(513)
Eliminations and other	(56)	—	—
Acquisition accounting adjustments	$(5,100)	$(888)	$(513)
The change in the Acquisition accounting adjustments of $4,212 million in 2020 compared to 2019, is primarily driven by the $3.2 billion goodwill impairment in the second quarter of 2020 related to two Collins Aerospace reporting units and an increase of $1.1 billion related to the Raytheon Merger, primarily related to the amortization of acquired intangibles. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K for additional information on the goodwill impairment.
The change in the Acquisition accounting adjustments of $375 million in 2019 compared to 2018, is primarily driven by a change of $370 million at Collins Aerospace primarily related to the Rockwell Acquisition.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	2020	2019
Cash and cash equivalents	$8,802	$4,937
Total debt	31,823	43,252
Total equity	73,852	44,231
Total capitalization (total debt plus total equity)	105,675	87,483
Total debt to total capitalization	30%	49%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at December 31, 2020.
As discussed above in Business Overview, in response to the COVID-19, we have taken actions to preserve capital and protect the long-term needs of our business. Although our business has been and will continue to be significantly impacted by COVID-19, we currently believe we have sufficient liquidity to withstand the potential impacts.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), along with earlier issued IRS guidance, provides for a net deferral of payroll tax payments. We did not realize any cash flows benefit in 2020, and do not expect an impact to future years’ cash flows, from a net deferral of payroll tax payments. In addition, deferrals of required estimated federal, foreign and state income tax payments due to the CARES Act and other similar state and foreign stimulus incentives only impacted the timing of these payments within the year. The CARES Act, among other things, also contains numerous other provisions which may impact us. We continue to refine our understanding of the impact of the CARES Act on our business, and ongoing government guidance related to COVID-19 that may be issued. We may be entitled to recovery for certain costs through the pricing of our products and services to the U.S. government; however, we do not believe these costs are probable of recovery at this time, and therefore, have not assumed any recovery within our EACs.
At December 31, 2020, we had cash and cash equivalents of $8.8 billion, of which approximately 45% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, we recorded the taxes associated with the future remittance of these earnings. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings. We repatriated $2.3 billion and $1.6 billion of cash for the year ended December 31, 2020 and 2019, respectively.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2020 and 2019, the amount of such restricted cash was $30 million and $24 million respectively.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable market rates.
As of December 31, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of December 31, 2020. The maximum amount of short-term commercial paper borrowings outstanding at any point in time during the year ended December 31, 2020 was $1,904 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In preparation for and in anticipation of the Separation Transactions, the Distributions and the Raytheon Merger, the Company entered into and terminated a number of credit agreements. Refer to “Note 10: Borrowings and Lines of Credit” within Item 8 of this Form 10-K for additional information.
On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025. On May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021. As of December 31, 2020, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, and there were no borrowings outstanding under these agreements.
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
The Company has offered a voluntary supply chain finance (SCF) program with a global financial institution for more than 10 years, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF program does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the program. In addition, we provide no guarantees or otherwise pay for any of the costs of the program incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institution, as it relates to the program. As such, amounts due to suppliers that have elected to participate in the SCF program are included in Accounts payable on our Consolidated Balance Sheet and all payment activity related to amounts due to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in our Consolidated Statement of Cash Flow. As of December 31, 2020, and December 31, 2019, the amount due to suppliers participating in the SCF program and included in Accounts payable was approximately $394 million and $460 million, respectively. The decrease from December 31, 2019 to December 31, 2020 is due to decreases in our underlying supply chain purchases. The SCF program does not impact our overall liquidity.
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

Cash Flow—Operating Activities

(dollars in millions)	2020	2019	2018
Net cash flows provided by operating activities from continuing operations	$4,334	$5,821	$2,670
Net cash flows (used in) provided by operating activities from discontinued operations	(728)	3,062	3,652
2020 Compared with 2019 - Continuing Operations
Cash generated from operating activities in 2020 was $1,487 million lower than 2019. This decrease is primarily due to a decrease in net income after adjustments for depreciation and amortization, the 2020 goodwill impairment charge, the deferred income tax provision, stock compensation costs and net periodic pension and other post retirement (income) expense of $1,950 million primarily driven by a decrease at Pratt & Whitney and Collins Aerospace as a result of the current economic environment primarily driven by COVID-19, partially offset by net income from RIS and RMD following the Raytheon Merger. Included in the decrease in operating cash flows was an increase in pension contributions, as further discussed below, and an unfavorable impact from accounts payable primarily at Collins Aerospace and Pratt & Whitney due to a decline in volume principally driven by the current economic environment primarily driven by COVID-19, which was partially offset by a favorable change in inventory at Collins Aerospace and Pratt & Whitney due to the decline in volume and a favorable change in accounts receivable and contract assets due to the timing of billings and collections in 2020 across our segments.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $1.6 billion in cash flows from operating activities during the year ended December 31, 2020, as compared to the prior year. This decrease in factoring activity was driven by a decrease in factoring levels at Collins Aerospace and Pratt & Whitney primarily driven by lower sales volume.
2019 Compared with 2018 - Continuing Operations
Cash generated from operating activities in 2019 was $3.2 billion higher than 2018. The increase is largely driven by an increase in Net income after adjustments for depreciation and amortization, the deferred income tax provision, stock compensation costs, and the net periodic pension and other postretirement (income) expense of $2.3 billion and an increase in other long term assets and liabilities cash flows of $1.1 billion, partially offset by a decrease in working capital cash flows of $0.7 billion.
Factoring activity resulted in a decrease of approximately $200 million in cash generated from operating activities during the year ended December 31, 2019, as compared to the prior year. This decrease in factoring activity was primarily driven by a decrease in factoring levels at Pratt & Whitney, partially offset by an increase at Collins Aerospace.
We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined by Employee Retirement Income Security Act of 1974 (ERISA) funding rules, which require us to fully fund our U.S qualified pension plans over a rolling seven-year period as determined annually based on the Pension Protection Act of 2006 (PPA) calculated funded status at the beginning of each year. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities, which are dependent upon many factors, including returns on invested assets, the level of market interest rates and actuarial assumptions. We can contribute cash or RTC shares to our plans at our discretion, subject to applicable regulations. As of December 31, 2020, the total investment by the U.S. qualified pension plans in RTC shares was less than 1% of total plan assets.
We made the following contributions to our U.S. qualified and international defined benefit and PRB plans’ trusts during the years ended December 31:

(dollars in millions)	2020	2019	2018
U.S. qualified defined benefit plans	$885	$25	$—
International defined benefit plans	125	30	79
PRB plans	15	—	—
Total	$1,025	$55	$79
The contributions to our U.S. qualified defined benefit plans for the year ended December 31, 2020 include a $750 million discretionary contribution to the Raytheon Company U.S. qualified pension plans’ trust. As a result of this discretionary contribution, we do not expect to make any required contributions to our U.S. qualified plans’ trust until 2022.
The contributions to our International defined benefit plans for the year ended December 31, 2020 include a $51 million discretionary contribution. We expect to make total contributions of approximately $50 million to our international defined benefit plans’ trusts in 2021, which are expected to meet or exceed the current funding requirements.

Global pension and PRB cash funding requirements are expected to be $370 million, $850 million and $750 million in 2021, 2022 and 2023, respectively, which includes benefit payments to be paid directly by the company.
Operating Activities - Discontinued Operations
The $3,790 million decrease in cash flows provided by operating activities from discontinued operations in 2020 compared to 2019 primarily relates to a decrease in net income from discontinued operations driven by the absence of operating activity for the majority of the year, as the Separation Transactions occurred on April 3, 2020. The $590 million decrease in cash flows provided by operating activities from discontinued operations in 2019 compared to 2018 primarily relates to a decrease in net income from discontinued operations, partially offset by an increase in working capital cash inflows.
Cash Flow—Investing Activities

(dollars in millions)	2020	2019	2018
Net cash flows provided by (used in) investing activities from continuing operations	$3,343	$(2,676)	$(17,259)
Net cash flows (used in) provided by investing activities from discontinued operations	(241)	(416)	286
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
2020 Compared with 2019 - Continuing Operations
The $6.0 billion increase in cash flows used in investing activities in 2020 compared to 2019 primarily relates to cash acquired in the Raytheon Merger of $3.2 billion, the sale of our Collins Aerospace military GPS and space-based precision optics businesses for a combined $2.3 billion in gross cash proceeds and a net increase in the source of cash from customer financing assets of $747 million, partially offset by an increase in cash outflows resulting from the Blue Canyon Technologies acquisition of $419 million.
Additions to property, plant and equipment were as follows:

(dollars in millions)	2020	2019	2018
Additions to property, plant and equipment	$(1,795)	$(1,868)	$(1,467)
Capital expenditures decreased by $73 million in 2020 compared to 2019 as reductions at Collins Aerospace of $321 million and Pratt & Whitney of $257 million were largely offset by increased capital expenditures driven by the Raytheon Merger.
Dispositions of businesses in 2020 of $2,556 million primarily related to the sale of our Collins Aerospace military GPS and space-based precision optics businesses for a combined $2.3 billion in gross cash proceeds.
Increases to customer financing assets is primarily driven by additional Geared Turbofan engines to support customer fleets and was a use of cash of $280 million and $787 million in 2020 and 2019, respectively. The decline within increases to customer financing assets is due to fewer engines added in 2020 compared to 2019. The decrease in customer financing assets which provided a source of cash of $368 million in 2020 compared to $128 million in 2019 is driven by a sale and leaseback transaction for the sale of equipment in 2020. Refer to “Note 12: Leases” within Item 8 of this Form 10-K for additional discussion of the sale lease-back transaction.
In 2020, we increased our collaboration intangible assets by approximately $172 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE).
At December 31, 2020, we had commercial aerospace financing and other contractual commitments, including exclusivity and collaboration payments of approximately $13.4 billion. Refer to “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K for further details on our commercial aerospace financing and other contractual commitments.
As discussed in “Note 15: Financial Instruments” within Item 8 of this Form 10-K, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and those utilized as economic hedges. We operate internationally and in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures. During the years ended December 31, 2020 and 2019, we had net cash receipts of approximately $32 million and $342 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.

In October 2020, we entered into a definitive agreement to sell our Forcepoint business, which we completed in January 2021, for $1.1 billion in cash.
In December 2020, we completed the acquisition of Blue Canyon Technologies, a leading provider of small satellites and spacecraft systems components, for $426 million, net of cash received. Blue Canyon Technologies is reported in the Raytheon Intelligence & Space segment.
2019 Compared with 2018 - Continuing Operations
The $14.6 billion decrease in cash flows used in investing activities in 2019 compared to 2018 primarily relates to the absence of cash paid to acquire Rockwell Collins of $14.9 billion in November 2018.
Capital expenditures of $1.9 billion for 2019 increased $401 million from 2018. This increase primarily relates to several projects at Collins Aerospace and investments in production and aftermarket capacity at Pratt & Whitney.
Dispositions of businesses in 2019 of $134 million primarily consisted of the businesses sold in connection with the Rockwell Acquisition.
Increases to customer financing assets is primarily driven by additional Geared Turbofan engines to support customer fleets and was a use of cash of $787 million and $988 million in 2019 and 2018, respectively. The decrease in the source of cash related to customer financing assets of $128 million in 2019 compared to $604 million in 2018 is driven by lower repayments on customer financing.
In 2019, we increased our collaboration intangible assets by approximately $351 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in IAE.
Investing Activities - Discontinued Operations
The $175 million increase in cash flows used in investing activities from discontinued operations in 2020 compared to 2019 primarily relates to a reduction in capital expenditures at Carrier and Otis of approximately $300 million, partially offset by a reduction in investment cash of approximately $135 million. The $702 million decrease in cash flows provided by investing activities from discontinued operations in 2019 compared to 2018 primarily relates to the absence of $1.0 billion in proceeds from the sale of Taylor Company in June 2018 by Carrier, partially offset by a decrease in business acquisition activity.
Cash Flow—Financing Activities

(dollars in millions)	2020	2019	2018
Net cash flows (used in) provided by financing activities from continuing operations	$(3,860)	$(1,913)	$12,209
Net cash flows used in financing activities from discontinued operations	(1,414)	(2,651)	(4,244)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
2020 Compared with 2019 - Continuing Operations
Financing activities were a cash outflow of $3.9 billion in 2020 compared to a cash outflow of $1.9 billion in 2019. This change is driven by increases in long-term debt repayments of $13.4 billion, a $4.4 billion change in net cash transfers to discontinued operations, an increase in short-term borrowing repayments of $2.9 billion, and an increase in dividends paid on common stock of $0.3 billion, partially offset by an increase in long-term debt issuances of $19.2 billion. The 2020 debt issuances reflect debt incurred by Carrier and Otis of approximately $6 billion and $11 billion, respectively. The net proceeds of these issuances and draws were primarily utilized by UTC to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
At December 31, 2020, management had remaining authority to repurchase approximately $5.0 billion of our common stock under the December 7, 2020 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. We expect to engage in share repurchase activity in 2021. Our ability to repurchase shares is subject to applicable law.
2019 Compared with 2018 - Continuing Operations
Financing activities was a cash outflow of $1.9 billion in 2019 compared to a cash inflow of $12.2 billion in 2018. This change is driven by the absence of $13.4 billion of long-term debt issuances in the prior year which was primarily utilized to fund the

Rockwell Acquisition, an increase in dividends paid on common stock of $0.3 billion and an increase in debt repayments of $0.2 billion, partially offset by an increase in short term borrowings of $1.3 billion and a reduction in common stock repurchases of $0.2 billion.
Our share repurchases were as follows for the years ended December 31:

(dollars in millions; shares in thousands)	2020		2019		2018
	$	Shares	$	Shares	$	Shares
Shares of Common Stock repurchased	$47	330	$151	1,133	$325	2,727
Our Board of Directors authorized the following cash dividends for the years ended December 31:

(dollars in millions, except per share amounts)	2020	2019	2018
Dividends per share of Common Stock	$2.160	$2.940	$2.840
Total dividends paid	$2,732	$2,442	$2,170
On February 6, 2021, the Board of Directors declared a dividend of $0.475 per share payable March 25, 2021 to shareowners of record at the close of business on February 26, 2021.
We had the following issuances of long-term debt during 2020 and 2018, which is inclusive of issuances made by Carrier and Otis which were primarily used by the Company to extinguish certain Raytheon Technologies short-term and long-term debt and, therefore, were treated as a distribution from discontinued operations within financing activities from continuing operation on our Consolidated Statement of Cash Flows:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
May 18, 2020	2.250% notes due 2030	$1,000
	3.125% notes due 2050	$1,000
March 27, 2020	Term Loan due 2023 (Otis) (1)	$1,000
	Term Loan due 2023 (Carrier) (1)	$1,750
February 27, 2020	1.923% notes due 2023 (1)	$500
	LIBOR plus 0.450% floating rate notes due 2023 (1)	$500
	2.056% notes due 2025 (1)	$1,300
	2.242% notes due 2025 (1)	$2,000
	2.293% notes due 2027 (1)	$500
	2.493% notes due 2027 (1)	$1,250
	2.565% notes due 2030 (1)	$1,500
	2.722% notes due 2030 (1)	$2,000
	3.112% notes due 2040 (1)	$750
	3.377% notes due 2040 (1)	$1,500
	3.362% notes due 2050 (1)	$750
	3.577% notes due 2050 (1)	$2,000
August 16, 2018	3.350% notes due 2021 (2)	$1,000
	3.650% notes due 2023 (2)	$2,250
	3.950% notes due 2025 (2)	$1,500
	4.125% notes due 2028 (2)	$3,000
	4.450% notes due 2038 (2)	$750
	4.625% notes due 2048 (3)	$1,750
	LIBOR plus 0.65% floating rate notes due 2021 (2)	$750
May 18, 2018	1.150% notes due 2024 (4)	€750
	2.150% notes due 2030 (4)	$500
	EURIBOR plus 0.20% floating rate notes due 2020 (4)	$750
(1)    The debt issuances and term loan draws reflect debt incurred by Carrier and Otis. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

(2)    The net proceeds received from these debt issuances were used to partially finance the cash consideration portion of the purchase price for Rockwell Collins and fees, expenses and other amounts related to the Rockwell Acquisition.
(3)    The net proceeds from these debt issuances were used to fund the repayment of commercial paper and for other general corporate purposes.
(4)    The net proceeds received from these debt issuances were used for general corporate purposes.
We had no issuances of long-term debt during 2019.
We made the following repayments of debt during 2020, 2019 and 2018:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
October 15, 2020	3.125% notes due 2020 (1)	$1,000
May 19, 2020	3.650% notes due 2023 (2)(3)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(3)	$817
March 29, 2020	4.500% notes due 2020 (2)(3)	$1,250
	1.125% notes due 2021 (€950 million principal value) (2)(3)	$1,082
	1.250% notes due 2023 (€750 million principal value) (2)(3)	$836
	1.150% notes due 2024 (€750 million principal value) (2)(3)	$841
	1.875% notes due 2026 (€500 million principal value) (2)(3)	$567
March 3, 2020	1.900% notes due 2020 (2)(3)	$1,000
	3.350% notes due 2021 (2)(3)	$1,000
	LIBOR plus 0.650% floating rate notes due 2021 (2)(3)	$750
	1.950% notes due 2021 (2)(3)	$750
	2.300% notes due 2022 (2)(3)	$500
	3.100% notes due 2022 (2)(3)	$2,300
	2.800% notes due 2024 (2)(3)	$800
March 2, 2020	4.875% notes due 2020 (2)(3)	$171
February 28, 2020	3.650% notes due 2023 (2)(3)	$1,669
	2.650% notes due 2026 (2)(3)	$431
November 15, 2019	8.875% notes	$271
November 13, 2019	EURIBOR plus 0.15% floating rate notes	€750
November 1, 2019	LIBOR plus 0.350% floating rate notes	$350
	1.500% notes	$650
July 15, 2019	1.950% notes (4)	$300
	5.250% notes (4)	$300
December 14, 2018	Variable-rate term loan due 2020 (1 month LIBOR plus 1.25%) (4)	$482
May 4, 2018	1.778% junior subordinated notes	$1,100
February 22, 2018	EURIBOR plus 0.80% floating rate notes	€750
February 1, 2018	6.80% notes	$99
(1)    These notes were assumed in connection with the Raytheon Merger and subsequently repaid.
(2)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $703 million for the year ended December 31, 2020, which are classified as discontinued operations in our Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(3)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
(4)    These notes were assumed in connection with the Rockwell Collins Acquisition and subsequently repaid.
Financing Activities - Discontinued Operations
The $1.2 billion decrease in cash flows used in financing activities from discontinued operations in 2020 compared to 2019 primarily relates to $703 million of debt extinguishment costs related to the early repayment of debt in 2020 and cash distributions made to Carrier and Otis of $2.8 billion, which were more than offset by a change in net transfer activity of $4.5 billion. The $1.6 billion decrease in cash flows used in financing activities from discontinued operations in 2019 compared to 2018 primarily relates to the change in net transfers to continuing operations.

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
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage of completion basis, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost growth. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts primarily within our RIS and RMD segments. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of loss provisions on our contracts accounted for on a percentage of completion basis.
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2020	2019	2018
Operating profit (loss)	$(643)	$(69)	$(50)
Income (loss) from continuing operations attributable to common shareowners (1)	(508)	(55)	(40)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.37)	$(0.06)	$(0.05)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the merger date, since only the unperformed portion of the contract at the merger date represents the obligation of the Company. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of this Form 10-K.
Costs incurred for engineering and development of aerospace products under contracts with customers are capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin and customer funding, and subsequently amortized as the OEM products are delivered to the customer. The estimation of contract margin requires management’s judgment. We regularly assess capitalized contract fulfillment costs for impairment.

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
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In addition, we have entered into certain internal legal entity restructuring transactions necessary to effectuate the Separation Transactions. We have accrued tax on these transactions based on our interpretation of the applicable tax laws and our determination of appropriate entity valuations. See “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 13: Income Taxes” within Item 8 of this Form 10-K for further discussion.
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
Goodwill and Intangible Assets. The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets acquired in business combinations consist of patents, trademarks/tradenames, developed technology, customer relationships, and other intangible assets. The fair value for acquired customer relationship intangibles is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair value of the trademark and tradename intangible assets are determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value using an appropriate discount rate. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for further details.
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
Also included within intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. The gross value of these contractual commitments at December 31, 2020 was approximately $11.6 billion, of which approximately $3.3 billion has been paid to date. We regularly assess the recoverability of these intangibles, which is dependent upon our assumptions around the future success and profitability of the underlying aircraft platforms including the associated aftermarket revenue streams, and the related future cash flows.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting units to its estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For the quantitative assessments that are performed, fair value is primarily based on income approaches using a discounted cash flow method and relief from royalty method, which have significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020, requiring an impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules and we experienced a significant decline in revenues at our Collins Aerospace and Pratt & Whitney businesses due to a decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our future sales and cash flows expectations.
In the second quarter of 2020, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, a downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control. We weighted the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case, and used these weightings, as we believed they reflected the risks and opportunities relative to our estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios.
We did not identify any further deterioration to our expectations in the third quarter of 2020, and therefore, did not have a triggering event.
On October 1, 2020, we changed our annual goodwill impairment testing date from July 1 to October 1 to better align with the timing of our annual long-term planning process. This change was not material to our Consolidated Financial Statements as it did not delay, accelerate, or avoid any potential goodwill impairment charges. We completed our annual impairment testing as of October 1, 2020, where we assessed our Pratt & Whitney, RIS, RMD and one of the Collins Aerospace reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required based on there being no significant changes at RIS and RMD since the acquisition of Raytheon Company and the substantial cushion of fair value over book value at the other reporting units. For the remainder of our Collins Aerospace reporting units, we compared the fair value of the reporting units to their respective carrying values (step 1), and determined that no additional adjustments to the carrying value of goodwill were necessary.
Based on our annual impairment analysis as of October 1, 2020, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace with a fair value in excess of book value, including goodwill, of $1.2 billion or 7%. All other factors equal, if the discount rate used for the annual impairment analysis increased by 25 basis points, the fair value in excess of book value for the Collins Aerospace reporting unit would have been approximately $0.3 billion or 2%. Alternatively, all other factors equal, if the cash flows were decreased by 10%, the fair value for the Collins Aerospace reporting unit would have decreased by approximately $1.8 billion. Material changes in these estimates could occur and result in additional impairments in future periods.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than originally anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, including the expected long term recovery of airline travel to pre-COVID-19 levels, would require the Company to record a non-cash impairment charge.
Contingent Liabilities. Our operating units include businesses which sell products and services and conduct operations throughout the world. As described in “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K, contractual, regulatory and other matters in the normal course of business may arise that subject us to claims or litigation. Of note, the design, development, production and support of new aerospace technologies is inherently complex and subject to risk. Since the PW1000G Geared Turbofan engine entered into service in 2016, technical issues have been identified and experienced with the engine, which is typical for new engines and new aerospace technologies. Pratt & Whitney has addressed these issues through various improvements and modifications. These issues have resulted in financial impacts, including increased warranty provisions, customer contract settlements, and reductions in contract performance estimates. Additional technical issues, either related to this program or other programs, may also arise in the normal course, which may result in financial impacts that could be material to the Company’s financial position, results of operations and cash flows.
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
Employee Benefit Plans. We sponsor domestic and foreign defined benefit pension and PRB plans. Assumptions used to calculate our funded status are determined based on company data and appropriate market indicators. They are evaluated annually at December 31 and when significant events require a mid-year remeasurement. A change in any of these assumptions or actual experience that differs from these assumptions are subject to recognition in pension and postretirement net periodic benefit (income) expense reported in the Consolidated Financial Statements.
Assumptions used in the accounting for these employee benefit plans require judgement. Major assumptions include the discount rate and EROA. Other assumptions include mortality rates, demographic assumptions (such as retirement age), rate of increase in employee compensation levels, and health care cost increase projections.
The weighted-average discount rates used to measure pension and PRB liabilities are based on yield curves developed using high-quality corporate bonds as well as plan specific cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit expense by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
The following table shows the sensitivity of our pension and PRB plan liabilities and net periodic benefit income to a 25 basis point change in the discount rates for benefit obligations, interest cost and service cost as of December 31, 2020:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation	$(2,072)	$2,183
Net periodic benefit income	(7)	8
The discount rate sensitivities assume no change in the shape of the yield curve that will be applied to the projected cash outflows for future benefit payments in order to calculate interest and service cost. A flattening of the yield curve, results in a narrowing of the spread between interest and obligation discount rates and would decrease our net periodic benefit income. Conversely, a steepening of the yield curve would result in an increase in the spread between interest and obligation discount rates and would increase our net periodic benefit income.
The EROA is the average rate of earnings expected over the long term on assets invested to fund anticipated future benefit payment obligations. In determining the EROA assumption, we consider the target asset allocation of plan assets, as well as economic and other indicators of future performance. We may consult with and consider the opinions of financial and other professionals in determining the appropriate capital market assumptions. Return projections are validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. Differences between actual asset returns in a given year and the EROA do not necessarily indicate a change in the assumption is required, as the EROA represents the expected average returns over a long-term horizon.
Net periodic benefit income is also sensitive to changes in the EROA. An increase or decrease of 25 basis points in the EROA would have increased or decreased our 2020 net periodic benefit income by approximately $116 million.

We must apply both Financial Accounting Standards (FAS) requirements under U.S. GAAP (as described above) and U.S. government Cost Accounting Standards (CAS) requirements to calculate pension and PRB expense. Both FAS and CAS expense use long term assumptions requiring judgement, but the CAS expense calculation is different from the FAS requirements and calculation methodology. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. Our CAS pension expense is comprised primarily of CAS service cost as well as amortization amounts resulting from demographic or economic experience different than expected, changes in assumptions, or changes in plan provisions. CAS requires contractors to compare the liability using a discount rate based on the EROA to a liability using a discount rate based on high-quality corporate bonds, and use the greater of the two liability calculations in developing CAS expense. Additionally, unlike FAS, CAS expense is only recognized for plans that are not fully funded. Consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.
ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements, see the Accounting Pronouncements section in “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We extend a variety of financial guarantees to third parties in support of unconsolidated affiliates and for potential financing requirements of commercial aerospace customers. We also have obligations arising from sales of certain businesses and assets, including indemnities for representations and warranties and environmental, health and safety, tax and employment matters. Circumstances that could cause the contingent obligations and liabilities arising from these arrangements to come to fruition include changes in an underlying transaction (e.g., hazardous waste discoveries, etc.), nonperformance under a contract, customer requests for financing, or deterioration in the financial condition of the guaranteed party.
A summary of our consolidated contractual obligations and commitments as of December 31, 2020 is as follows:

		Payments Due by Period
(dollars in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt—principal	$31,470	$550	$2,805	$2,844	$25,271
Long-term debt—future interest	19,915	1,328	2,532	2,390	13,665
Operating leases	2,470	632	803	389	646
Purchase obligations	22,111	14,407	6,669	874	161
Other long-term liabilities	3,642	587	2,001	261	793
Total contractual obligations	$79,608	$17,504	$14,810	$6,758	$40,536
Purchase obligations include amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders. Where it is not practically feasible to determine the legally enforceable portion of our obligation under certain of our long-term purchase agreements, we include additional expected purchase obligations beyond what is legally enforceable. Approximately 60% of our purchase obligations disclosed above represent purchase orders for products to be delivered under firm contracts with the U.S. government for which we have full recourse under customary contract termination clauses.
Other long-term liabilities primarily include those amounts on our December 31, 2020 balance sheet representing performance and operating cost guarantees, estimated environmental remediation costs and expected cash funding requirements under employee benefit programs. Amounts beyond 2023 for cash funding requirements under employee benefits plans are not included. The timing of expected cash flows associated with these obligations is based upon management’s estimates over the terms of these agreements and is largely based upon historical experience.
The above table also does not reflect unrecognized tax benefits of $1,225 million, the timing of which is uncertain, except for $36 million that may become payable during 2021. Refer to “Note 13: Income Taxes” within Item 8 of this Form 10-K for additional discussion on unrecognized tax benefits.
COMMITMENTS AND CONTINGENCIES
Refer to “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K for discussion on contractual commitments and contingencies.

ENVIRONMENTAL MATTERS
Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As a result, we have established, and continually update, policies relating to environmental standards of performance for our operations worldwide. We believe that expenditures necessary to comply with the present regulations governing environmental protection will not have a material effect upon our competitive position, results of operations, cash flows or financial condition.
We have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), more commonly known as a Superfund, for a number of sites. The nature and extent of environmental concerns vary from site to site and our share of responsibility varies from sole responsibility to very little responsibility. In estimating our liability for remediation, we consider our likely proportionate share of the anticipated remediation expense and the ability of other potentially responsible parties to fulfill their obligations. We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our Consolidated Financing Statements.
At December 31, 2020 and 2019, we had $835 million and $725 million reserved for environmental remediation, respectively. Cash outflows for environmental remediation were $53 million in 2020, $44 million in 2019, and $41 million in 2018. We estimate that ongoing environmental remediation expenditures in each of the next two years will not exceed approximately $100 million.
GOVERNMENT MATTERS
As described above in “Critical Accounting Estimates—Contingent Liabilities,” our contracts with the U.S. government are subject to audits. Such audits may recommend that certain contract prices should be reduced to comply with various government regulations, or that certain payments be delayed or withheld. We are also the subject of one or more investigations and legal proceedings initiated by the U.S. government with respect to government contract matters. See Item 3. Legal Proceedings, within Part I, and “Note 13: Income Taxes” and “Note 19: Commitments and Contingencies” within Item 8 of this Form 10-K for further discussion of these and other government matters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market exposures are to fluctuations in foreign currency exchange rates and interest rates as it relates to our market risk sensitive instruments, which are primarily cash, debt and derivative instruments. To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates. We changed our methodology for quantifying our market risk exposure in the second quarter of 2020 to better align with how we manage our risk exposure. Refer to “Note 1: Basis of Presentation and Summary of Accounting Principles,” “Note 10: Borrowings and Lines of Credit” and “Note 15: Financial Instruments” within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments.
Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. We actively manage foreign currency exposures that are associated with committed foreign currency purchases and sales, and other assets and liabilities created in the normal course of business at the operating unit level. More than insignificant exposures that cannot be naturally offset within an operating unit are hedged with foreign currency derivatives. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. The aggregate notional amount of our outstanding foreign currency hedges was $11.6 billion and $13.0 billion at December 31, 2020 and 2019, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $0.8 billion and $1.2 billion at December 31, 2020 and 2019, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk
Within our aerospace business, our sales are typically denominated in U.S. Dollars. However, for our non-U.S. based entities, such as Pratt & Whitney Canada (P&WC), a substantial portion of their costs are incurred in local currencies. Consequently, there is a foreign currency exchange impact and risk to operational results as U.S. Dollars must be converted to local currencies such as the Canadian Dollar in order to meet local currency cost obligations. Additionally, we transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. In order to minimize the exposure that exists from changes in the exchange rate of the U.S. Dollar against these other currencies, we hedge a certain portion of sales to secure the rates at which U.S. Dollars will be converted. The majority of this hedging activity occurs at P&WC and Collins Aerospace, and hedging activity also occurs to a lesser extent at the remainder of Pratt & Whitney. At P&WC and Collins Aerospace, firm and forecasted sales for both original equipment and spare parts are hedged at varying amounts for up to 49 months on the U.S. Dollar sales exposure as represented by the excess of U.S. Dollar sales over U.S. Dollar denominated purchases. Hedging gains and losses resulting from movements in foreign currency exchange rates are partially offset by the foreign currency translation impacts that are generated on the translation of local currency operating results into U.S. Dollars for reporting purposes. While the objective of the hedging program is to minimize the foreign currency exchange impact on operating results, there are typically variances between the hedging gains or losses and the translational impact due to the length of hedging contracts, changes in the sales profile, volatility in the exchange rates and other such operational considerations.
Interest Rate Risk. We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis points unfavorable interest rate movement would have had an approximate $4 billion impact on the fair value of our fixed-rate debt at both December 31, 2020 and 2019. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. From time to time, we may hedge to floating rates using interest rate swaps. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of RTC is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has assessed the effectiveness of RTC’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Management concluded that based on its assessment, RTC’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of RTC’s internal control over financial reporting, as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ GREGORY J. HAYES
Gregory J. Hayes
President and Chief Executive Officer

/s/ ANTHONY F. O’BRIEN
Anthony F. O’Brien
Executive Vice President and Chief Financial Officer

/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Customer Relationship and Tradename Intangible Assets

As described in Note 2 to the consolidated financial statements, the Company completed its merger with Raytheon Company (“Raytheon”) on April 3, 2020 for net consideration of $33.2 billion. The merger was accounted for using the acquisition method of accounting, and the Company was treated as the accounting acquirer. As a result of this merger, $12.9 billion of customer relationship intangible assets and $5.4 billion of tradename intangible assets were recorded. Fair value of the customer relationship intangible assets were estimated using a discounted cash flow valuation method and fair value of the tradename intangible assets were estimated using a relief from royalty valuation method. Management applied significant judgment in determining the fair value of the intangible assets, which involved the use of significant assumptions for forecasted revenue growth rates and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of acquired customer relationship and tradename intangible assets arising from the merger with Raytheon is a critical audit matter are the significant judgment by management when determining the fair value of the these intangible assets, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assumptions for the forecasted revenue growth rates and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s determination of forecasted revenue growth rates and the discount rate assumptions used in the valuation of the customer relationship and tradename intangible assets. These procedures also included, among others, testing management’s process for determining the fair value of the customer relationship and tradename intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of the underlying data used in the valuations and evaluating the reasonableness of significant assumptions related to the forecasted revenue growth rates and the discount rate. Evaluating the reasonableness of the forecasted revenue growth rates involved considering the past performance of Raytheon, as well as economic and industry data. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate assumption.

Tax-free Determinations of Certain Internal Separation Transactions and the Distributions of Carrier Global Corporation and Otis Worldwide Corporation.

As described in Note 13 to the consolidated financial statements, management has determined that the distributions of Carrier Global Corporation (“Carrier”) and Otis Worldwide Corporation (“Otis”) on April 3, 2020, and certain related internal business separation transactions (the distributions and internal separation transactions referred to together as the “Transactions”), qualified as tax-free under applicable law. In making these determinations, management applied the tax law in the relevant jurisdictions to their facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

The principal considerations for our determination that performing procedures relating to the tax-free determinations of certain internal separation transactions and the distributions of Carrier and Otis is a critical audit matter are (i) the significant judgment by management in applying relevant tax laws and regulations and assumptions in determining that certain internal separation transactions and the distributions of Carrier and Otis qualify for tax-free status, and (ii) the significant impact to the financial statements if these tax-free determinations were determined to be inappropriate by the relevant taxing authorities. This in turn led to a significant degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to the tax-free determination of certain internal separation transactions and the distributions of Carrier and Otis. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the significant judgments, including inputs and assumptions, relating to the determination of the tax-free nature of the transactions. These procedures also included, among others, evaluating the information, including tax rulings from relevant taxing authorities, external opinions and other tax advice, tax law, and other relevant evidence used by management to support management’s position that the Transactions qualified for tax-free status. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Transactions, related assumptions, and certain representations from management, as well as the application of relevant tax laws.

Revenue Recognition - Contract Estimates at Completion

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenues of $56.6 billion for the year ended December 31, 2020 are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. The timing of the satisfaction of performance obligations varies across the Company’s businesses due to their diverse product and service mix, customer base, and contractual terms. Substantially all of the Company’s revenues from the Raytheon Intelligence & Space and Raytheon Missiles & Defense segments are recognized over time because of the continuous transfer of control to the customer. The Company’s revenues from certain long-term aftermarket contracts within its Pratt & Whitney segment are recognized over the contract period as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. For the performance obligations satisfied over time, revenue is recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. Within the Raytheon Intelligence & Space and Raytheon Missiles & Defense segments, the variables and significant judgments relate to key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities for the contracts relate to management’s ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels and related variable consideration. Management also makes judgments about variables related to estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by the Company’s subcontractors, the availability and timing of funding from the customer, overhead cost rates, and the estimated cost of satisfying the Company’s industrial cooperation agreements required under certain contracts. Within the Pratt & Whitney segment these variables and significant judgments relate to current and past maintenance cost and frequency experience. Management reviews contract estimates at completion on a periodic basis and no less than annually or when a change in circumstances warrant a modification to a previous estimate.

The principal considerations for our determination that performing procedures relating to revenue recognition - contract estimates at completion is a critical audit matter are the significant judgment by management in developing their estimates of total revenue and total costs at completion, including significant judgments and assumptions on a contract by contract basis. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s estimates of total revenue and total cost at completion for contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of total revenue and total costs at completion. These procedures also included, among others, testing management’s process for developing the estimated total revenue and total costs at completion. Testing management’s process included evaluating on a test basis the reasonableness of certain significant judgments and variables considered by management specific to each contract or performance obligation. Evaluating the significant judgments and assumptions related to the estimates of total revenue and total costs at completion involved evaluating whether the significant judgments and assumptions used were reasonable considering: (i) management’s historical forecasting accuracy, (ii) evidence to support the relevant aforementioned variables, (iii) the consistent application of accounting policies, and (iv) the timely identification of circumstances which may warrant a modification to a previous estimate.

Certain Goodwill and Unamortized Intangible Assets Impairment Assessments

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill and intangible asset balances were $54.3 billion and $40.5 billion, respectively, as of December 31, 2020. Intangible assets included unamortized intangible assets of $8.7 billion as of December 31, 2020. Goodwill and unamortized intangible assets are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. In the second quarter of 2020, management observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of production schedules. These factors contributed to a deterioration of management’s expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which reduced future sales and cash flows expectations. Management considered these factors to be a triggering event requiring impairment evaluation of goodwill, intangible assets and other assets in its commercial aerospace businesses. The carrying value of two Collins Aerospace reporting units exceeded the sum of discounted cash flows resulting in goodwill impairments of $3.2 billion. In developing the estimates for the fair value of reporting units and unamortized intangible assets, significant judgment is required by management in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For the quantitative assessments that are performed for goodwill and unamortized intangible assets, fair value is primarily based on income approaches using a discounted cash flow method and relief from royalty method, respectively, which have significant assumptions related to sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. The impairment testing compares carrying values to estimated fair values. If the carrying value exceeds the fair value, then the carrying value is reduced to fair value.

The principal considerations for our determination that performing procedures relating to certain goodwill and unamortized intangible assets quantitative impairment assessments is a critical audit matter are the significant judgment by management when developing the fair value measurements of these assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value measurements and the applicable significant assumptions for both goodwill and unamortized intangible assets relating to sales growth rates, projected operating profit, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and unamortized intangible assets quantitative impairment assessments, including controls over the valuation of the Company’s reporting units and unamortized intangible assets. These procedures also included, among others, testing management’s process for developing the fair value estimates, which included evaluating the appropriateness of the discounted cash flow and relief from royalty methods; testing the completeness, accuracy, and relevance of underlying data in the estimates; and evaluating the significant assumptions used by management relating to sales growth rates, projected operating profit, terminal growth rates and discount rates. Evaluating management’s assumptions related to sales growth rates, projected operating profit, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units and unamortized intangible assets, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow and relief from royalty methods, and terminal growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 8, 2021

We have served as the Company’s auditor since 1947.

RAYTHEON TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018
Net Sales:
Product sales	$43,319	$32,998	$24,141
Service sales	13,268	12,351	10,560
Total Net Sales	56,587	45,349	34,701
Costs and Expenses:
Cost of products sold	38,137	26,910	21,083
Cost of services sold	9,919	7,688	6,382
Research and development	2,582	2,452	1,878
Selling, general and administrative	5,540	3,711	2,864
Total Costs and Expenses	56,178	40,761	32,207
Goodwill impairment	(3,183)	—	—
Other income, net	885	326	383
Operating profit (loss)	(1,889)	4,914	2,877
Non-operating expense (income), net
Non-service pension benefit	(902)	(829)	(659)
Interest expense, net	1,366	1,591	1,032
Total non-operating expense, net	464	762	373
Income (loss) from continuing operations before income taxes	(2,353)	4,152	2,504
Income tax expense	575	421	1,098
Net income (loss) from continuing operations	(2,928)	3,731	1,406
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	181	221	190
Income (loss) from continuing operations attributable to common shareowners	(3,109)	3,510	1,216
Discontinued operations (Note 3):
Income (loss) from discontinued operations	(216)	4,091	5,776
Income tax expense from discontinued operations	151	1,874	1,528
Net income (loss) from discontinued operations	(367)	2,217	4,248
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	43	190	195
Income (loss) from discontinued operations attributable to common shareowners	(410)	2,027	4,053
Net income (loss) attributable to common shareowners	$(3,519)	$5,537	$5,269

Earnings (loss) per share attributable to common shareowners - basic
Income (loss) from continuing operations attributable to common shareowners	$(2.29)	$4.11	$1.52
Income (loss) from discontinued operations	(0.30)	2.37	5.06
Net income (loss) attributable to common shareowners	$(2.59)	$6.48	$6.58
Earnings (loss) per share attributable to common shareowners - diluted
Income (loss) from continuing operations attributable to common shareowners	$(2.29)	$4.06	$1.50
Income (loss) from discontinued operations	(0.30)	2.35	5.00
Net income (loss) attributable to common shareowners	$(2.59)	$6.41	$6.50
Weighted average number of shares outstanding:
Basic shares	1,357.8	854.8	800.4
Diluted shares	1,357.8	863.9	810.1
See accompanying Notes to Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in millions)	2020	2019	2018
Net income (loss) from continuing and discontinued operations	$(3,295)	$5,948	$5,654
Pension and postretirement benefit plans
Net actuarial loss arising during period	(202)	(543)	(1,819)
Prior service credit (cost) arising during period	2,095	(6)	(22)
Amortization of actuarial loss and prior service cost	373	228	344
Other	(51)	(93)	105
Pension and postretirement benefit plans	2,215	(414)	(1,392)
Unrealized loss on available-for-sale securities	—	—	(5)
Change in unrealized cash flow hedging	263	18	(323)
Foreign currency translation adjustments	609	268	(518)
Other comprehensive income (loss), before tax	3,087	(128)	(2,238)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(547)	43	400
Other comprehensive income (loss), net of tax	2,540	(85)	(1,838)
Comprehensive income (loss)	(755)	5,863	3,816
Less: comprehensive income attributable to noncontrolling interest	224	399	355
Comprehensive income (loss) attributable to common shareowners	$(979)	$5,464	$3,461
See accompanying Notes to Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET

(dollars in millions, except per share amounts; shares in thousands)	2020	2019
Assets
Current assets
Cash and cash equivalents	$8,802	$4,937
Accounts receivable, net	9,254	8,743
Contract assets	9,931	4,462
Inventory, net	9,411	9,047
Assets related to discontinued operations	64	31,823
Other assets, current	5,914	2,565
Total Current Assets	43,376	61,577
Customer financing assets	3,144	3,463
Fixed assets, net	14,962	10,322
Operating lease right-of-use assets	1,880	1,252
Goodwill	54,285	36,609
Intangible assets, net	40,539	24,473
Other assets	3,967	1,919
Total Assets	$162,153	$139,615
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities
Short-term borrowings	$247	$2,293
Accounts payable	8,639	7,816
Accrued employee compensation	3,006	1,353
Other accrued liabilities	10,401	8,417
Contract liabilities	12,889	9,014
Liabilities related to discontinued operations	116	14,443
Long-term debt currently due	550	3,258
Total Current Liabilities	35,848	46,594
Long-term debt	31,026	37,701
Operating lease liabilities, non-current	1,516	1,093
Future pension and postretirement benefit obligations	10,342	2,487
Other long-term liabilities	9,537	7,414
Total Liabilities	88,269	95,289
Commitments and contingent liabilities (Note 19)
Redeemable noncontrolling interest	32	95
Shareowners’ Equity:
Capital Stock:
Preferred Stock, $1 par value; 250,000 shares authorized; None issued or outstanding	—	—
Common Stock, $1 par value; 4,000,000 shares authorized; 1,706,173 and 1,450,845 shares issued	36,930	23,019
Treasury Stock— 186,734 and 586,479 common shares at average cost	(10,407)	(32,626)
Retained earnings	49,423	61,594
Unearned ESOP shares	(49)	(64)
Accumulated other comprehensive loss	(3,734)	(10,149)
Total Shareowners’ Equity	72,163	41,774
Noncontrolling interest	1,689	2,457
Total Equity	73,852	44,231
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$162,153	$139,615
See accompanying Notes to Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)	2020	2019	2018
Operating Activities:
Net income (loss) from continuing operations	$(2,928)	$3,731	$1,406
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	4,156	2,708	1,896
Deferred income tax (benefit) provision	(99)	38	763
Stock compensation cost	330	268	169
Net periodic pension and other postretirement (income) expense	(413)	(566)	(392)
Goodwill impairment charge	3,183	—	—
Change in:
Accounts receivable	1,318	88	(1,147)
Contract assets	63	(679)	(651)
Inventory	412	(1,267)	(417)
Other current assets	(445)	(984)	(645)
Accounts payable and accrued liabilities	(1,666)	1,111	2,738
Contract liabilities	1,129	1,234	325
Global pension contributions	(1,025)	(55)	(79)
Canadian government settlement	—	(38)	(429)
Other operating activities, net	319	232	(867)
Net cash flows provided by operating activities from continuing operations	4,334	5,821	2,670
Investing Activities:
Capital expenditures	(1,795)	(1,868)	(1,467)
Increase in customer financing assets	(280)	(787)	(988)
Decrease in customer financing assets	368	128	604
Investments in businesses (Note 2)	(419)	(9)	(15,039)
Cash acquired in Raytheon Merger	3,208	—	—
Dispositions of businesses (Note 2)	2,556	134	74
Increase in collaboration intangible assets	(172)	(351)	(400)
Receipts (payments) from settlements of derivative contracts	(32)	342	140
Other investing activities, net	(91)	(265)	(183)
Net cash flows provided by (used in) investing activities from continuing operations	3,343	(2,676)	(17,259)
Financing Activities:
Issuance of long-term debt	2,004	(19)	13,337
Distribution from discontinued operation	17,207	—	—
Repayment of long-term debt	(16,082)	(2,693)	(2,520)
(Decrease) increase in short-term borrowings, net	(2,041)	896	(370)
Proceeds from Common Stock issued under employee stock plans	15	27	36
Dividends paid on Common Stock	(2,732)	(2,442)	(2,170)
Repurchase of Common Stock	(47)	(151)	(325)
Net transfer (to) from discontinued operations	(2,033)	2,387	3,979
Other financing activities, net	(151)	82	242
Net cash flows (used in) provided by financing activities from continuing operations	(3,860)	(1,913)	12,209
Discontinued Operations:
Net cash (used in) provided by operating activities	(728)	3,062	3,652
Net cash (used in) provided by investing activities	(241)	(416)	286
Net cash used in financing activities	(1,414)	(2,651)	(4,244)
Net cash flows used in discontinued operations	(2,383)	(5)	(306)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	54	1	(6)
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	(76)	(20)	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,412	1,208	(2,806)
Cash, cash equivalents and restricted cash, beginning of year	4,961	3,731	6,118
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of year	2,459	2,481	2,900
Cash, cash equivalents and restricted cash, end of year	8,832	7,420	6,212
Less: Restricted cash, included in Other assets	30	24	38
Less: Cash, cash equivalents and restricted cash for discontinued operations	—	2,459	2,481
Cash and cash equivalents, end of year	$8,802	$4,937	$3,693
Supplemental Disclosure of Cash Flow Information(1):
Interest paid, net of amounts capitalized	$1,628	$1,801	$1,027
Income taxes paid, net of refunds	1,716	1,768	1,714
(1)    Amounts are inclusive of continuing operations and discontinued operations payments.
See accompanying Notes to Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in millions, except per share amounts; shares in thousands)	2020	2019	2018
Equity at January 1	$44,231	$40,610	$31,421
Common Stock
Balance at January 1	23,019	22,514	17,574
Common Stock issued under employee plans	417	525	423
Common Stock issued for Raytheon Company outstanding common stock & equity awards	10,897	—	—
Adjustment to Common Stock for the Otis Distribution	2,598	—	—
Common Stock issued for Rockwell Collins outstanding common stock & equity awards	—	—	4,523
Purchase of subsidiary shares from noncontrolling interest, net	(1)	(20)	(6)
Balance at December 31	36,930	23,019	22,514
Treasury Stock
Balance at January 1	(32,626)	(32,482)	(35,596)
Common Stock issued under employee plans	2	7	6
Common Stock repurchased	(43)	(151)	(329)
Common Stock issued for Raytheon Company outstanding common stock & equity awards	22,269	—	—
Common Stock issued for Rockwell Collins outstanding common stock & equity awards	—	—	3,437
Other	(9)	—	—
Balance at December 31	(10,407)	(32,626)	(32,482)
Retained Earnings
Balance at January 1	61,594	57,823	55,242
Net income (loss)	(3,519)	5,537	5,269
Adjustment to retained earnings for the Carrier Distribution	(5,805)	—	—
Dividends on Common Stock	(2,732)	(2,442)	(2,170)
Dividends on ESOP Common Stock	(50)	(70)	(71)
Redeemable noncontrolling interest fair value adjustment	—	4	7
ASU 2018-02 adoption impact (Note 20)	—	745	—
Revenue Standard adoption impact	—	—	(480)
Other, including the adoption impact of ASU 2016-13 (Note 1)	(65)	(3)	26
Balance at December 31	49,423	61,594	57,823
Unearned ESOP Shares
Balance at January 1	(64)	(76)	(85)
Common Stock issued under employee plans	15	12	9
Balance at December 31	(49)	(64)	(76)
Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(10,149)	(9,333)	(7,525)
Other comprehensive loss, net of tax	2,540	(71)	(1,808)
Separation of Carrier and Otis	3,875	—	—
ASU 2018-02 adoption impact (Note 20)	—	(745)	—
Balance at December 31	(3,734)	(10,149)	(9,333)
Noncontrolling Interest
Balance at January 1	2,457	2,164	1,811
Net income	224	411	385
Less: Redeemable noncontrolling interest net income	(4)	7	(4)
Other comprehensive income (loss), net of tax	—	(12)	(30)
Dividends attributable to noncontrolling interest	(159)	(268)	(315)
Sale (purchase) of subsidiary shares from noncontrolling interest, net	66	70	(23)
Acquisition (disposition) of noncontrolling interest, net	1	(23)	(8)
Separation of Carrier and Otis	(865)	—	—
Capital contributions (distributions)	(31)	108	342
Other	—	—	6
Balance at December 31	1,689	2,457	2,164
Equity at December 31	$73,852	$44,231	$40,610
Supplemental share information
Shares of Common Stock issued under employee plans, net	2,689	3,883	2,775
Shares of Common Stock repurchased	330	1,133	2,727
Shares of Common Stock issued for Raytheon Company outstanding common stock & equity awards	652,638	—	—
Dividends per share of Common Stock	$2.16	$2.94	$2.84
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING PRINCIPLES
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Separation Transactions and Distributions. On April 3, 2020, United Technologies Corporation (UTC) (since renamed Raytheon Technologies Corporation) completed the previously announced separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (such separations, the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions). UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions, each of which was effective at 12:01 a.m., Eastern Time, on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Unless otherwise indicated, amounts and activity throughout these Consolidated Financial Statements are presented on a continuing operations basis, and includes the reclassification of certain long term assets and liabilities to current using the duration of the related contract or program as our operating cycle. Refer to “Note 3: Discontinued Operations” and “Consolidation and Classification” below for further details.
Raytheon Merger. On April 3, 2020, following the completion of the Separation Transactions and the Distributions, pursuant to an Agreement and Plan of Merger dated June 9, 2019, as amended, UTC and Raytheon Company (Raytheon) completed their previously announced all-stock merger of equals transaction (the Raytheon Merger). Upon closing of the Raytheon Merger, Raytheon Company became a wholly owned subsidiary of UTC, which changed its name to “Raytheon Technologies Corporation.”
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean United Technologies Corporation and its subsidiaries when referring to periods prior to the Raytheon Merger and to the combined company, Raytheon Technologies Corporation, when referring to periods after the Raytheon Merger. Unless the context otherwise requires, the terms “Raytheon Company,” or “Raytheon” mean Raytheon Company and its subsidiaries prior to the Raytheon Merger. UTC was determined to be the accounting acquirer in the merger and, as a result, the financial statements of Raytheon Technologies as of and for the year ended December 31, 2020 include Raytheon Company’s financial position and results of operations for the period subsequent to the completion of the Raytheon Merger on April 3, 2020.
COVID-19 Pandemic. In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Raytheon Technologies is taking all prudent measures to protect the health and safety of our employees, such as practicing social distancing, performing deep cleaning in all of our facilities, temperature screening, health questionnaires and enabling our employees to work from home where possible. We have also taken appropriate actions to help support our communities in addressing the challenges posed by the pandemic, including the production and donation of personal protective equipment.
Our business and operations and the industries in which we operate have been significantly impacted by public and private sector policies and initiatives in the U.S. and worldwide to address the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working. Additionally, public sentiments regarding air travel have also had a significant impact. We began to experience issues related to COVID-19 in the first quarter of 2020, primarily related to a limited number of facility closures, less than full staffing, and disruptions in supplier deliveries, most significantly in our Collins Aerospace Systems (Collins Aerospace) and Pratt & Whitney businesses.
The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. These conditions, which began in the second quarter of 2020, continued through the remainder of 2020. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. Based on recent public data, revenue passenger miles (RPMs) declined by approximately 65% in the first eleven months of 2020, compared to the prior year, due to the pandemic. As a result, our airline customers have reported significant reductions in fleet utilization, aircraft grounding and unplanned retirements, and have deferred and, in some cases, cancelled new aircraft deliveries. Airlines have shifted to cash conservation behaviors such as deferring engine maintenance due to lower flight hours and aircraft utilization, requesting extended payment terms, deferring delivery of new aircraft and spare engines and requesting discounts on engine maintenance. Some airline customers have filed for bankruptcy due to their inability to meet their financial obligations. Additionally, we are seeing purchase order declines in line with publicly communicated aircraft production volumes as original equipment manufacturer (OEM) customers delay and cancel orders. We continue to monitor these trends and are working closely with our customers. We have been and continue to actively mitigate costs and adjust production schedules to accommodate these declines in demand. We have also been taking actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures and research and development spend, suspending our share buybacks in 2020, deferring merit increases and implementing temporary pay reductions, freezing non-essential hiring, repositioning employees to defense work, furloughing employees when needed, and personnel reductions. In 2020, we recorded total restructuring charges of $777 million primarily related to personnel reductions at our Collins Aerospace and Pratt & Whitney businesses to preserve capital and at our corporate headquarters due to consolidation from the Raytheon Merger. The former Raytheon Company businesses, although experiencing minor impacts, have not experienced significant facility closures or other significant business disruptions as a result of the COVID-19 pandemic.
Given the impacts described above that have resulted from the COVID-19 pandemic, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses to continue to be significantly negatively impacted. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. Our latest estimates are that this recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, timing of the availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020, requiring an impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules and we experienced a significant decline in revenues at our Collins Aerospace and Pratt & Whitney businesses due to a decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our future sales and cash flows expectations. Based on our updated forecast assumptions in the second quarter of 2020, we concluded that the carrying values of two of our Collins Aerospace reporting units were greater than their respective fair values, and accordingly, recorded a goodwill impairment charge of $3.2 billion. We did not identify any further deterioration to our expectations in the third quarter of 2020, and therefore, did not have a triggering event.
We completed our annual goodwill impairment testing as of October 1, 2020 and determined that no additional adjustments to the carrying value of our goodwill were necessary. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” for additional information.
Additionally, in 2020 we recorded write-downs of non-goodwill assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•increased estimated credit losses on both our receivables and contract assets of $387 million,
•an unfavorable EAC adjustment on a Pratt & Whitney commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period of $334 million,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $146 million,
•an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney,
•an $89 million impairment of commercial aircraft program assets at Pratt & Whitney,
•the impairment of a Collins Aerospace trade name of $57 million,

•net unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $75 million,
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million, and
•reserves related to a commercial financing arrangement at Pratt & Whitney of $43 million.
As described further in “Note 8: Commercial Aerospace Industry Assets and Commitments,” we have significant exposure related to our airline and airframer customers, including significant accounts receivable and contract assets balances. Given the uncertainty related to the severity and length of the pandemic, as well as any worsening of the pandemic, mutations to the strains of the virus and the timing and impact of vaccines and whether there will be additional outbreaks of the pandemic and its impact across the aerospace industry, we may be required to record additional charges or impairments in future periods.
Although the impact of COVID-19 on our commercial business is significant, we currently believe we have sufficient liquidity to withstand the current estimated impacts.
Summary of Accounting Principles. As a result of the Raytheon Merger and the Separation Transactions, several of our accounting policies have been modified and certain additional polices have been added. The following represents the significant accounting principles of Raytheon Technologies Corporation.
Consolidation and Classification. The Consolidated Financial Statements include the accounts of Raytheon Technologies Corporation, and all wholly owned, majority-owned and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, the duration of our contracts or programs is utilized to define our operating cycle, which is generally longer than one year. Included within our current assets and liabilities are contract assets and liabilities related to our aftermarket and development arrangements, which can generally span up to fifteen years.
As a result of the Separation Transactions, the Distributions and the Raytheon Merger, certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include the presentation of current assets and liabilities based upon the duration of our operating cycle, the reclassification of certain unbilled accounts receivable from accounts receivable, net to contract assets, reclassifications of lease amortization within our presentation of cash flows, reclassifications within our segment presentation, and the reclassification of the historical Carrier and Otis results to discontinued operations.
Use of Estimates. Our Consolidated Financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial statements and the accompanying notes. As discussed above, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and cash flows, including sales, expenses, reserves and allowances, asset recoverability and EAC adjustments, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and related containment and treatment actions, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Other future events, including COVID-19, and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our Consolidated Financial statements.
Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities.
On occasion, we are required to maintain cash deposits with certain banks with respect to contractual obligations related to acquisitions or divestitures or other legal obligations. As of December 31, 2020 and 2019, the amount of such restricted cash was approximately $30 million and $24 million, respectively. This restricted cash is excluded from cash and cash equivalents and is included in other assets, current and other assets on our Consolidated Balance Sheet.
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

Unbilled receivables represent revenues that are not currently billable to the customer under the terms of the contract and include unbilled amounts under commercial contracts where payment is solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Accounts receivable as of December 31, 2020 and 2019 includes unbilled receivables of $228 million and $265 million, respectively, which primarily includes unbilled receivables with commercial aerospace customers. Other unbilled receivables not just subject to the passage of time are included in Contract assets in the Consolidated Balance Sheet, and are generally classified as current.
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
Contract assets and contract liabilities are generally classified as current as our operating cycle is generally longer than one year. See “Note 6: Contract Assets and Liabilities” for further discussion of contract assets and liabilities.
Inventory. Inventory is stated at the lower of cost or estimated realizable value and is primarily based on first-in, first-out (FIFO) or average cost methods.
Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventoriable cost. Other factors that management considers in determining the adequacy of these reserves include whether individual inventory parts meet current specifications and can be substituted for a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives. Manufacturing costs are allocated to current production contracts. In our commercial aerospace businesses, excess costs beyond standard manufacturing costs are expensed when they meet certain thresholds.
Equity Method Investments. Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets on the Consolidated Balance Sheet. Under this method of accounting, our share of the net earnings or losses of the investee is included in Other income, net on the Consolidated Statement of Operations since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. RTC sells products to and purchases products and services from unconsolidated entities accounted for under the equity method, which are considered related parties. This activity is not considered material to the Consolidated Statement of Operations nor Consolidated Balance Sheet of RTC.
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominately relates to products under lease, and to a lesser extent, notes and lease receivables. In certain limited circumstances, we pay deposits on behalf of our airline customers to secure production slots with the airframers, and such pre-delivery payments are included in our notes receivables. Any unfunded pre-delivery payments are included within our commercial aerospace financing commitments as further discussed in “Note 19: Commitments and Contingencies.” We record revenue from lease assets by applying Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842: Leases, and from interest income on the notes and lease receivables. Interest income from notes and financing leases and rental income from operating lease assets is generally included in Other income, net in the Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in product sales and cost of sales. The current portion of these financing arrangements are aggregated in Other assets, current and the non-current portion of these financing arrangements are aggregated in CFA in the Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts and certain other activity, are generally reflected as Investing Activities in the Consolidated Statement of Cash Flows. Leased assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of December 31, 2020 and 2019 the reserves related to CFA were not material. At December 31, 2020 and 2019, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.

Business Combinations. Once a business is acquired, the fair value of the identifiable assets acquired and liabilities assumed is determined with the excess cost recorded to goodwill. As required, a preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed no later than one year from the date of acquisition.
In connection with the acquisitions of Rockwell Collins in 2018 and Goodrich in 2012, and to a lesser extent the acquisition of Raytheon Company in 2020, we recorded assumed liabilities related to customer contractual obligations on certain contracts with economic returns that were lower than what could be realized in market transactions as of the acquisition date. We measured these assumed liabilities based on the estimated cash flows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants. These liabilities are being amortized in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. The balance of the contractual obligations was $1,243 million and $1,408 million at December 31, 2020 and 2019, respectively. Total consumption of the contractual obligations for the years ended December 31, 2020, 2019 and 2018 was $295 million, $345 million and $252 million, respectively, with future consumption expected to be as follows: $223 million in 2021, $119 million in 2022, $96 million in 2023, $115 million in 2024, $130 million in 2025 and $560 million thereafter.
Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The goodwill impairment test compares carrying values of the reporting units to their estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units and unamortized intangible assets, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For the quantitative assessments that are performed, fair value is primarily based on income approaches using a discounted cash flow method or relief from royalty method, which have significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates and royalty rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions. Finite-lived intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows.
Intangible assets consist of patents, trademarks/tradenames, customer relationships, exclusivity assets, developed technology and other intangible assets including collaboration assets. Acquired intangible assets are recognized at fair value in purchase accounting. Finite-lived intangible assets are amortized to cost of sales and selling, general and administrative expenses over the applicable useful lives. Exclusivity assets are commercial aerospace payments made to secure certain contractual rights to provide product on new aircraft platforms. We classify amortization of such payments as a reduction of sales. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in International Aero Engines AG (IAE), additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments are being capitalized as collaboration assets and amortized to cost of sales.
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

Years
Collaboration assets	30
Customer relationships and related programs	3 to 32
Developed technology	15 to 25
Patents and trademarks	4 to 30
Exclusivity assets	5 to 25
Leases. We account for leases in accordance with ASC Topic 842: Leases, which we adopted on January 1, 2019. As a lessee, we record a right-of-use asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under both operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued liabilities for the current portion of our operating lease liabilities, and Operating lease liabilities in our Consolidated Balance Sheet. Finance leases are not considered significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.
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
In limited instances we act as a lessor, primarily for commercial aerospace engines, the majority of which are classified as operating leases. These leases are not significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.
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
Income Taxes. Future income taxes represent the tax effects of transactions which are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balance sheets and tax carryforwards. Future income tax benefits and payables within the same tax paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized. We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. State income tax amounts are generally included in income tax expense; however state income tax payments related to our Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) segments are generally recoverable through the pricing of products and services to the U.S. government. Accordingly, these state income taxes are generally allocated to contracts and reclassified to Selling, general and administrative expenses when paid (recovered) or otherwise agreed as allocable with the U.S. government.
We have elected to account for tax on Global Intangible Low-Taxed Income (GILTI) as a period cost, as incurred.
Revenue Recognition. The vast majority of our revenues are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. Collins Aerospace and Pratt & Whitney primarily serve commercial and government customers in both the OEM and aftermarket parts and services markets of the aerospace industry, while RIS and RMD primarily provide products and services to government customers in the defense industry.
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
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, flight hours, aircraft landings or other customer usage activities on long term maintenance contracts, and other sources of variable consideration, when determining the transaction price of each contract. When reasonably able to estimate, we include variable consideration in the transaction price at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We also consider whether our contracts contain a significant financing component, which they generally do not.
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
Substantially all of our defense business revenue, which primarily relates to our RIS and RMD segments, and to a lesser extent Pratt & Whitney and Collins Aerospace, is recognized over time because of the continuous transfer of control to our customers. For performance obligations satisfied over time, revenue is recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Our contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments equal to a negotiated percentage of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80-90% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as Contract assets on the Consolidated Balance Sheet. For our U.S. government cost-type contracts, the customer generally pays us for our costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. Such advances are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. We recognize a liability for advance payments in excess of revenue recognized and present it as Contract liabilities on the Consolidated Balance Sheet.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. We generally account for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. These arrangements include the sale of spare parts with integral services to our customers, and are generally classified as Service sales, with the corresponding costs classified in Cost of services sold, within the Consolidated

Statement of Operations. Revenue is primarily recognized on a percentage of completion basis using costs incurred to date relative to total estimated costs at completion to measure progress, as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other-than-straight-line basis. For some of our long-term aftermarket contracts, we receive payment prior to delivery of products and services, resulting in a contract liability balance, while for others, we deliver products or services in advance of payment, resulting in a contract asset balance.
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
We review our Estimate at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts primarily within our RIS and RMD segments. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
Changes in estimates of net sales, cost of sales and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of loss provisions for our contracts accounted for on a percentage of completion basis.
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2020	2019	2018
Operating profit (loss)	$(643)	$(69)	$(50)
Income (loss) from continuing operations attributable to common shareowners (1)	(508)	(55)	(40)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.37)	$(0.06)	$(0.05)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
For additional discussion on significant unfavorable EAC adjustments see the COVID-19 Pandemic discussion above. In 2020, 2019 and 2018, revenue was reduced by a net of $407 million, $106 million and increased by $72 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This primarily relates to EAC adjustments that impacted revenue.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the date of completion of the Raytheon Merger, since only the unperformed portion of the contract at such date represents an obligation of the Company. This will have the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the short-term, with the exception of EAC adjustments related to loss contracts. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets.”
In our Collins Aerospace and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace OEM products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and customer funding, and subsequently amortize the costs as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $1,981 million and $1,519 million as of December 31, 2020 and 2019, respectively and are classified in Other assets in our Consolidated Balance Sheet and are included in Other operating activities, net in our Consolidated Statement of Cash Flows. We regularly assess capitalized contract fulfillment costs for impairment. We had $111 million of impairment for contract fulfillment costs in 2020, and had no impairment in 2019 or 2018. Costs to obtain contracts are not material.
In view of the risks and costs associated with developing new engines and the large up-front investments required that often require returns generated over the full estimated life of the engine, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs and risks are shared. Sales generated from engine programs, spare parts sales, and aftermarket business under these collaboration arrangements are recorded consistent with our revenue recognition policies in our Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of December 31, 2020, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which markets and manufactures the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually have more than a 31% share in an individual program. The following table illustrates the Consolidated Statement of Operations classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented.

(dollars in millions)	2020	2019	2018
Collaborator share of sales:
Cost of products sold	$1,183	$2,097	$1,688
Cost of services sold	1,374	1,674	1,765
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of products sold	(147)	(190)	(209)
Research and development	(177)	(219)	(225)
Selling, general and administrative	(99)	(101)	(87)
In our Collins Aerospace and Pratt & Whitney businesses, we may offer customers incentives to purchase our products, which may result in payments made to those customers, which are treated as a reduction in sales.
Remaining Performance Obligations (RPO). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $150.1 billion as of December 31, 2020. Of the total RPO as of December 31, 2020, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on our current estimates of future developments, which are highly uncertain, and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic, which may result in customer delays or order cancellations.

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
Foreign Exchange. We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of many of our foreign subsidiaries are often measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of accumulated other comprehensive loss (AOCL) in shareowners’ equity.
Derivatives and Hedging Activity. We use derivative instruments, including swaps, forward contracts and options, to help manage certain foreign currency, and from time to time to help manage interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties. We enter into transactions that are subject to enforceable master netting arrangements or similar agreements with various counterparties. However, we have not elected to offset multiple contracts with a single counterparty and, as a result, the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position.
Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings as a component of product sales or expenses, as applicable, when the hedged transaction occurs. Cash payments or receipts on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.
To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Cash receipts or payments related to the settlement of derivatives not designated as hedging instruments are recorded as investing cash flows within the Consolidated Statement of Cash Flows. Additional information pertaining to foreign currency forward contracts and net investment hedging is included in “Note 15: Financial Instruments.”
Environmental. Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity with the U.S. government. We consider such recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs, and accordingly have recorded the future recovery of these costs from the U.S. government within Other assets in the Consolidated Balance Sheet. Accrued environmental liabilities are not reduced by potential insurance reimbursements or potential recoveries from pursuing other parties. See “Note 19: Commitments and Contingencies” for additional details on the environmental remediation activities.
Pension and Postretirement Obligations. U.S. GAAP requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit (PRB) plans. Funded status is measured at least annually in the fourth quarter and represents the difference between the plans’ projected benefit obligation (PBO) and the fair market value of the plans’ assets.

Changes to our pension and PRB plans’ funded status can result from company actions, such as contributions or changes in plan provisions, or by gains and losses. Gains and losses are primarily a result of changes in assumptions and actual experience that differs from these assumptions. Major assumptions include the discount rate and expected return on plan assets (EROA). These gains or losses are recorded in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit (income) expense.
A calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is equal to the fair value of assets adjusted to reflect the recognition, and subsequent amortization, of the difference between actual and expected asset returns over a five-year period. The market-related value of assets is used to calculate the expected return on assets included in the net periodic benefit (income) expense.
The Company has elected to use the “corridor” approach in the amortization of gains and losses, which limits the expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the PBO or 10% of the market-related value of assets. Gains and losses exceeding the corridor are amortized in net periodic benefit (income) expense over either the projected average remaining employee service period or the projected average remaining lifetime of inactive participants depending on the plan.
Net periodic benefit (income) expense is split between operating profit and non-operating income, whereby only the service cost component is included in operating profit and the remaining components are included in Non-service pension (income) expense.
Product Performance Obligations. We extend performance and operating cost guarantees beyond our normal service and warranty policies for extended periods on some of our products, particularly commercial aircraft engines. Liability under such guarantees is based upon future product performance and durability. We accrue for such costs that are probable and can be reasonably estimated. In addition, we incur discretionary costs to service our products in connection with product performance issues. The costs associated with these product performance and operating cost guarantees require estimates over the full terms of the agreements, and require management to consider factors such as the extent of future maintenance requirements, interval between flight and repair time and the future cost of material and labor to perform the services. These cost estimates are largely based upon historical experience. See “Note 18: Guarantees” for further discussion.
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
We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash adjustment to retained earnings as of January 1, 2020 was recorded in the amount of $59 million. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
We are exposed to credit losses primarily through our sales of products and services to commercial customers which are recorded as trade receivables, contract assets, long-term receivables, and notes and lease receivables on the Consolidated Balance Sheet. We do not have any significant exposure for credit losses related to sales of products and services to our government customers. Our method for developing our allowance for credit losses involves making informed judgments regarding whether an adjustment is necessary to our historical loss experiences to reflect our expectations around current economic conditions and reasonable and supportable forecast periods, where applicable. We utilize current economic market data as well as other internal and external information available to us to inform our decision making. In certain circumstances we may be able to develop reasonable and supportable forecasts over the contractual term of the financial asset or off-balance sheet exposure. For periods beyond which we are able to make or obtain reasonable and supportable forecasts, we revert to historical loss experience and information.
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
We can also be exposed to credit losses from off-balance sheet exposures, such as certain financial guarantees and financing commitments. We have assessed these potential exposures and concluded that there are no material associated credit losses as of December 31, 2020.
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
Other new pronouncements issued but not effective until after December 31, 2020 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.
NOTE 2: BUSINESS ACQUISITIONS, DISPOSITIONS, GOODWILL AND INTANGIBLE ASSETS
Business Acquisitions. Our investments in businesses net of cash acquired in 2020, 2019 and 2018 totaled $35,077 million (including debt assumed of $4,700 million and stock issued of $33,166 million), $9 million, and $30,783 million (including debt assumed of $7,784 million and stock issued of $7,960 million) respectively. Our investments in businesses in 2020 and 2018 primarily consisted of the acquisition of Raytheon Company and Rockwell Collins, Inc. (Rockwell Collins), respectively.
Raytheon Merger. As noted above, on April 3, 2020, pursuant to the Agreement and Plan of Merger dated June 9, 2019, as amended (the Raytheon Merger Agreement) UTC and Raytheon Company completed their previously announced all-stock merger of equals, following the completion by UTC of the Separation Transactions and Distributions. Raytheon Company (previously New York Stock Exchange (NYSE): RTN) shares ceased trading prior to the market open on April 3, 2020, and each share of Raytheon common stock was converted in the merger into the right to receive 2.3348 shares of UTC common stock previously traded on the NYSE under the ticker symbol “UTX.” Upon closing of the Raytheon Merger, UTC’s name was changed to “Raytheon Technologies Corporation,” and its shares of common stock began trading as of April 3, 2020 on the NYSE under the ticker symbol “RTX.”
Total consideration is calculated as follows:

(dollars in millions)	Amount
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
Fair value attributable to pre-merger service for replacement equity awards	99
Total merger consideration	$33,166

The fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards is calculated as follows:

(dollars and shares in millions, except per share amounts and exchange ratio)	Amount
Number of Raytheon Company common shares outstanding as of April 3, 2020	277.3
Number of Raytheon Company stock awards vested as a result of the Raytheon Merger (1)	0.4
Total outstanding shares of Raytheon Company common stock and equity awards entitled to merger consideration	277.7
Exchange ratio (2)	2.3348
Shares of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	648.4
Price per share of RTC common stock (3)	$51.00
Fair value of RTC common stock issued for Raytheon Company outstanding common stock and vested equity awards	$33,067
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
Preliminary Allocation of Consideration Transferred to Net Assets Acquired. We are accounting for the Raytheon Merger under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree (Raytheon Company) at the fair values on the closing date. The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Raytheon Merger. As of December 31, 2020, the majority of the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed have been reviewed and finalized; however, our assessment of certain contingencies including environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related valuation analyses. We expect to finalize the purchase price allocation process in the first quarter of 2021 when we finalize our valuations and reviews.

Any potential adjustments made could be material in relation to the preliminary values presented below.

(dollars in millions)
Cash and cash equivalents	$3,208
Accounts receivable	1,997
Inventory	705
Contract assets	6,023
Other assets, current	940
Fixed assets	4,745
Operating lease right-of-use assets	950
Intangible assets:	19,130
Customer relationships	12,900
Tradenames/trademarks	5,430
Developed technology	800
Other assets	1,193
Total identifiable assets acquired	38,891
Accounts payable	1,455
Accrued employee compensation	1,492
Other accrued liabilities	1,797
Contract liabilities	2,991
Long-term debt, including current portion	4,700
Operating lease liabilities, non-current portion	738
Future pension and postretirement benefit obligation	11,621
Other long-term liabilities	2,425
Total liabilities acquired	27,219
Total identifiable net assets	11,672
Goodwill	21,528
Redeemable noncontrolling interest	(34)
Total consideration transferred	$33,166
Fair value adjustments to Raytheon Company’s identified assets and liabilities included an increase in fixed assets of $1.1 billion. Fair value adjustments also included a preliminarily estimated increase to future pension and postretirement benefit obligations of $3.6 billion, primarily related to remeasurement of the liability based on market conditions on the Raytheon Merger closing date, which includes an incremental adjustment of $980 million in the fourth quarter of 2020, principally due to a refinement of our demographic assumptions. For further information, see “Note 11: Employee Benefit Plans.” In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of such closing date. The preliminary assessment did not note any significant contingencies related to existing legal or government action.
The fair values of the customer relationship intangible assets were determined by using a discounted cash flow valuation method, which is a form of the income approach. Under this approach, the estimated future cash flows attributable to the asset are adjusted to exclude the future cash flows that can be attributed to supporting assets, such as trade names or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant future cash flows, which require significant management judgment, included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value, using an appropriate discount rate that requires significant judgment by management. The customer relationship intangible assets are being amortized based on the pattern of economic benefits we expect to realize over the estimated economic life of the underlying programs. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value, using forecasted revenue growth rate projections and a discount rate, respectively, that requires significant judgment by management. The tradename intangible assets have been determined to have an indefinite life. The developed technology intangible assets are being amortized based on the pattern of economic benefits. The intangible assets included above consist of the following:

(dollars in millions)	Estimated Fair Value	Estimated Life
Acquired customer relationships	$12,900	25 years
Acquired tradenames	5,430	Indefinite
Acquired developed technology	800	5 to 7 years
Total identifiable intangible assets	$19,130
We also identified customer contractual obligations on loss making programs and recorded liabilities of $222 million related to these programs based on the difference between the actual expected operating loss and a normalized operating profit. These liabilities will be liquidated based on the expected pattern of expenses incurred on these contracts.
We recorded $21.5 billion of goodwill as a result of the Raytheon Merger which primarily relates to expected synergies from combining operations and the value of the existing workforce. The goodwill generated as a result of the Raytheon Merger is nondeductible for tax purposes.
Merger-Related Costs. Merger-related costs have been expensed as incurred. In 2020, approximately $142 million, of transaction and integration costs have been incurred which excludes $23 million of transaction costs related to the divestitures required for regulatory approval discussed further in Dispositions below. These costs were recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations.
Supplemental Pro-Forma Data. Raytheon Company’s results of operations have been included in RTC’s financial statements for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The following unaudited supplemental pro-forma data presents consolidated information as if the Raytheon Merger had been completed on January 1, 2019. The pro-forma results were calculated by combining the results of Raytheon Technologies with the stand-alone results of Raytheon Company for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period. The results below reflect Raytheon Technologies on a continuing operations basis, in order to more accurately represent the structure of Raytheon Technologies after completion of the Separation Transactions and the Raytheon Merger.

(dollars in millions, except per share amounts)	2020	2019
Net sales	$64,087	$74,238
Income (loss) from continuing operations attributable to common shareowners	(2,167)	6,544
Basic earnings (loss) per share of common stock from continuing operations	$(1.43)	$4.34
Diluted earnings (loss) per share of common stock from continuing operations	(1.43)	4.31
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

(dollars in millions)	2020	2019
Amortization of acquired Raytheon Company intangible assets, net (1)	$(270)	$(1,048)
Amortization of fixed asset fair value adjustment (2)	(9)	(38)
Utilization of contractual customer obligation (3)	8	57
Deferred revenue fair value adjustment (4)	(4)	(33)
Adjustment to non-service pension (income) expense (5)	239	832
RTC/Raytheon fees for advisory, legal, accounting services (6)	134	(134)
Adjustment to interest expense related to the Raytheon Merger, net (7)	9	36
Elimination of deferred commission amortization (8)	5	20
	$112	$(308)
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
In December 2020, we completed the acquisition of Blue Canyon Technologies, a leading provider of small satellites and spacecraft systems components, for $426 million, net of cash received. Blue Canyon Technologies is reported in the Raytheon Intelligence & Space segment. In connection with this acquisition, we preliminarily recorded $266 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, which is expected to be deductible for tax purposes, and $141 million of intangible assets, primarily related to customer relationships. The purchase price allocation process is expected to be complete in 2021 after the conclusion of our final reviews.
Rockwell Collins Acquisition. On November 26, 2018, we completed the acquisition of Rockwell Collins (the Rockwell Acquisition), a leader in aviation and high-integrity solutions for commercial and military customers as well as leading-edge avionics, flight controls, aircraft interior and data connectivity solutions. Under the terms of the Rockwell acquisition agreement, each share of common stock, par value $0.01 per share, of Rockwell Collins issued and outstanding immediately prior to the effective time of the Rockwell Acquisition (other than shares held by Rockwell Collins, the Company, Riveter Merger Sub Corp or any of their respective wholly owned subsidiaries) was converted into the right to receive (1) $93.33 in cash, without interest, and (2) 0.37525 shares of Company common stock (together, the Acquisition Consideration), less any applicable withholding taxes, with cash paid in lieu of fractional shares. The total aggregate consideration payable in the Rockwell Acquisition was $15.5 billion in cash ($14.9 billion net of cash acquired) and 62.2 million shares of Company common stock. In addition, $7.8 billion of Rockwell Collins debt was outstanding at the time of the Rockwell Acquisition. This equated to a total enterprise value of $30.6 billion, including the $7.8 billion of Rockwell Collins’ outstanding debt.

(dollars in millions)	Amount
Cash consideration paid for Rockwell Collins outstanding common stock & equity awards	$15,533
Fair value of UTC common stock issued for Rockwell Collins outstanding common stock & equity awards	7,960
Total consideration transferred	$23,493
The cash consideration utilized for the Rockwell Acquisition was partially financed through the issuance of $11.0 billion aggregate principal notes on August 16, 2018 for net proceeds of $10.9 billion. For the remainder of the cash consideration, we utilized repatriated cash and cash equivalents and cash flow generated from operating activities.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In 2019 and 2018, $40 million and $112 million, respectively, of transaction and integration costs have been incurred related to the Rockwell Acquisition. These costs were recorded in Selling, general and administrative expenses within the Consolidated Statement of Operations.
Supplemental Pro-Forma Data. Rockwell Collins’ results of operations have been included in RTC’s financial statements for the period subsequent to the completion of the acquisition on November 26, 2018. Rockwell Collins contributed sales of approximately $778 million and operating profit of approximately $11 million for the year ended December 31, 2018. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. The pro-forma results were calculated by combining the results of RTC with the stand-alone results of Rockwell Collins for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period:

(dollars in millions, except per share amounts; shares in millions)	2018
Net sales	$42,336
Net income attributable to common shareowners from continuing operations	2,011
Basic earnings per share of common stock from continuing operations	$2.26
Diluted earnings per share of common stock from continuing operations	2.24
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2017, as adjusted for the applicable tax impact. As our acquisition of Rockwell Collins was completed on November 26, 2018, the pro-forma adjustments in the table below only include the required adjustments through November 26, 2018:

(dollars in millions)	2018
Amortization of inventory and fixed asset fair value adjustment (1)	$58
Amortization of acquired Rockwell Collins intangible assets, net (2)	(193)
Utilization of contractual customer obligation (3)	16
RTC/Rockwell fees for advisory, legal, accounting services (4)	212
Interest expense incurred on acquisition financing, net (5)	(199)
Elimination of capitalized pre-production engineering amortization (6)	63
Adjustment to net periodic pension cost (7)	42
Adjustment to reflect the adoption of ASC 606 (8)	106
Elimination of entities held for sale (9)	(47)
$58
(1)    Reflects the elimination of the inventory step-up amortization recorded by RTC in 2018 as this would have been completed within the first two quarters of 2017. Additionally, this adjustment reflects the amortization of the fixed asset fair value adjustment as of the acquisition date.
(2)    Reflects the additional amortization of the acquired Rockwell Collins’ intangible assets recognized at fair value in purchase accounting and eliminates the historical Rockwell Collins intangible asset amortization expense.
(3)    Reflects the additional amortization of liabilities recognized for acquired contracts with terms less favorable than could be realized in market transactions as of the acquisition date and eliminates Rockwell Collins historical amortization of these liabilities.
(4)    Reflects the elimination of transaction-related fees incurred by RTC and Rockwell Collins in connection with the acquisition and assumes all of the fees were incurred during the first quarter of 2017.
(5)    Reflects the additional interest expense incurred on debt to finance our acquisition of Rockwell Collins and reduces interest expense for the debt fair value adjustment which would have been amortized.
(6)    Reflects the elimination of Rockwell Collins capitalized pre-production engineering amortization to conform to RTC policy.
(7)    Reflects adjustments for the elimination of amortization of prior service cost and actuarial loss amortization, which was recorded by Rockwell Collins, as a result of fair value purchase accounting, net of the impact of the revised pension and post-retirement benefit (expense) as determined under RTC’s plan assumptions.
(8)    Reflects adjustments to Rockwell Collins revenue recognition as if they adopted the New Revenue Standard as of January 1, 2018 and primarily relates to capitalization of contract costs and changes in timing of sales recognition for contracts requiring an over time method of revenue recognition, partially offset by deferral of revenue recognized on OEM product engineering and development.
(9)    Reflects the elimination of entities required to be sold for regulatory approvals.
The unaudited supplemental pro-forma financial information does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2017, nor are they indicative of future results.
Dispositions. In 2020, 2019 and 2018 cash inflows related to dispositions during were $2,556 million, $134 million, and $74 million, respectively.
As discussed further in “Note 3: Discontinued Operations,” on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Carrier and Otis and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. UTC distributed 866,158,910 and 433,079,455 shares of common stock of Carrier and Otis, respectively in the Distributions. As a result of the Distributions, Carrier and Otis are now independent publicly traded companies.
In May 2020, in order to meet the requirements for regulatory approval of the Raytheon Merger, we completed the sale of our airborne tactical radios business for $231 million in cash, net of transaction-related costs. The business was part of our RIS segment. As the transaction occurred subsequent to the Raytheon Merger, the gain of $199 million was not recorded in the Consolidated Statement of Operations, but rather was recorded as part of the fair value of net assets acquired in the preliminary allocation of consideration transferred to net assets acquired in the Raytheon Merger, as discussed further above. Income before taxes related to the disposed business for the period from the closing of the Raytheon Merger to disposal date was not material.
In the third quarter of 2020, in accordance with conditions imposed for regulatory approval of the Raytheon Merger, we completed the sale of our Collins Aerospace military Global Positioning System (GPS) and space-based precision optics businesses for $2.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction costs, of $564 million ($240 million after tax), of which $595 million was included in Other income, net partially offset by $23 million of aggregate transaction costs included in Selling, general and administrative costs and an $8 million expense included in Non-service pension (income)

expense within our Consolidated Statement of Operations. Income before taxes for 2020, through the date of sale, and for full year 2019 for these businesses were $94 million and $153 million, respectively.
In October 2020, we entered into a definitive agreement to sell our Forcepoint business, which we completed in January 2021, for $1.1 billion in cash. At December 31, 2020, the related assets of approximately $1.9 billion and liabilities of approximately $855 million have been accounted for as held for sale at fair value less cost to sell; however, Forcepoint does not qualify for presentation as discontinued operations. These held for sale assets and liabilities are presented in Other assets, current and Other accrued liabilities, respectively, on our Consolidated Balance Sheet. Assets held for sale included $1.4 billion of goodwill and intangible assets. A further breakout of major classes of assets and liabilities has not been provided as the assets and liabilities held for sale are not material. We do not expect to recognize a pre-tax gain or loss within the Consolidated Statement of Operations related to the sale of Forcepoint, as any difference between the fair value, as determined by the purchase price, and the book value of the net assets has been recorded as part of the fair value of the net assets acquired in the preliminary allocation of consideration transferred to net assets acquired in the Raytheon Merger. The results of Forcepoint are included in Eliminations and other in our segment results.
Goodwill. Changes in our goodwill balances for the year ended in 2020 were as follows:

(dollars in millions)	Balance as of January 1, 2020	Acquisitions and Divestitures	Impairment Losses	Foreign currency translation and other	Balance as of December 31, 2020
Collins Aerospace Systems	$35,025	$(890)	$(3,183)	$619	$31,571
Pratt & Whitney	1,563	—	—	—	1,563
Raytheon Intelligence & Space	—	9,236	—	4	9,240
Raytheon Missiles & Defense	—	11,887	—	3	11,890
Total Segment	36,588	20,233	(3,183)	626	54,264
Eliminations and other	21	—	—	—	21
Total	$36,609	$20,233	$(3,183)	$626	$54,285
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020, requiring an impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of OEM production schedules and we experienced a significant decline in revenues at our Collins Aerospace and Pratt & Whitney businesses due to a decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our future sales and cash flows expectations.
In the second quarter of 2020, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in goodwill impairments of $3.2 billion. Collins Aerospace discounted future cash flow estimates were developed for three scenarios: a base case, a downside case, and an upside case. These scenarios included assumptions regarding future airline flight activity, out of warranty hours on original equipment, expected repairs, upgrades and replacements, future OEM manufacturing schedules and related environmental assumptions, including individuals’ desire to return to normal travel, business needs to travel, and potential cures or vaccines to prevent or reduce the effects of COVID-19. These estimates require a significant amount of judgment and are subject to change based upon factors outside our control. We weighted the three scenarios as follows: 50% for the base case, 40% for the downside case, and 10% for the upside case, and used these weightings, as we believed they reflected the risks and opportunities relative to our estimates. Goodwill impairment was not indicated for any of the other reporting units evaluated for impairment in any of these scenarios.
We did not identify any further deterioration to our expectations in the third quarter of 2020, and therefore, did not have a triggering event.

On October 1, 2020, we changed our annual goodwill impairment testing date from July 1 to October 1 to better align with the timing of our annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable under the circumstance. This change has been applied prospectively from October 1, 2020 as retrospective application would not change the Company’s accounting for goodwill. This change was not material to our Consolidated Financial Statements as it did not delay, accelerate, or avoid any potential goodwill impairment charges. We completed our annual impairment testing as of October 1, 2020, where we assessed our Pratt & Whitney, RIS, RMD and one of the Collins Aerospace reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required based on there being no significant changes at RIS and RMD since the acquisition of Raytheon Company and the substantial cushion of fair value over book value at the other reporting units. For the remainder of our Collins Aerospace reporting units, we compared the fair value of the reporting units to their respective carrying values (step 1), and determined that no additional adjustments to the carrying value of goodwill were necessary.
Based on our annual impairment analysis as of October 1, 2020, the reporting unit that was closest to impairment was a reporting unit at Collins Aerospace with a fair value in excess of book value, including goodwill, of $1.2 billion or 7%.
Impairment evaluations at Collins Aerospace and Pratt & Whitney resulted in several other non-goodwill related impairment charges as further discussed in “Note 1: Basis of Presentation and Summary of Accounting Principles.” These charges were primarily due to declines in expected future commercial air traffic, airline bankruptcies, or other impacts such as accelerated fleet retirements, announced program delays and expected changes to contract terms.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than originally anticipated, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, including the expected long term recovery of airline travel to pre-COVID-19 levels, would require the Company to record a non-cash impairment charge.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	2020		2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$48	$(35)	$47	$(34)
Collaboration intangible assets	5,021	(1,024)	4,862	(920)
Exclusivity assets	2,541	(295)	2,386	(275)
Developed technology and other	906	(316)	890	(217)
Customer relationships	30,241	(5,262)	17,750	(3,392)
	38,757	(6,932)	25,935	(4,838)
Unamortized:
Trademarks and other	8,714	—	3,376	—
Total	$47,471	$(6,932)	$29,311	$(4,838)
Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our unamortized intangible assets and recorded $57 million in 2020 related to the impairment of an indefinite-lived tradename intangible assets at Collins Aerospace. At December 31, 2020, the intangible asset that was closest to impairment was a tradename at Collins Aerospace with a fair value in excess of book value of approximately $110 million, or 7%. We also evaluated amortizable intangible assets and identified no impairments. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets was $2,125 million, $1,244 million and $736 million in 2020, 2019 and 2018, respectively. The following is the expected amortization of total intangible assets for 2021 through 2025, which reflects the pattern of expected economic benefit on certain aerospace intangible assets:

(dollars in millions)	2021	2022	2023	2024	2025
Amortization expense	$2,409	$1,924	$2,040	$2,106	$2,020

NOTE 3: DISCONTINUED OPERATIONS
As discussed above, on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Carrier and Otis and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. The Separation Transactions were completed on April 3, 2020. In 2020, a total of $1,329 million of costs have been incurred related to the Separation Transactions and recorded in the following financial statement line items: $974 million in Income from discontinued operations, $86 million of benefit in Income tax expense from discontinued operations, $23 million in Income from continuing operations and $418 million in Income tax expense.
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Income (loss) from discontinued operations is as follows:

	Year Ended December 31
(dollars in millions)	2020	2019	2018
Otis	$187	$1,033	$1,213
Carrier	196	1,698	2,840
Separation related transactions (1)	(793)	(704)	—
Income (loss) from discontinued operations	$(410)	$2,027	$4,053
(1)    Reflects debt extinguishment costs in 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

The following summarized financial information related to discontinued operations has been reclassified from Income from continuing operations and included in Income (loss) from discontinued operations:

	Year Ended December 31
(dollars in millions)	2020	2019	2018
Otis
Product sales	$1,123	$5,669	$5,636
Service sales	1,843	7,444	7,268
Cost of products sold	913	4,656	4,624
Cost of services sold	1,157	4,635	4,568
Research and development	38	163	185
Selling, general and administrative expense	450	1,906	1,636
Other income (expense), net	(65)	(40)	26
Non-operating (income) expense, net	3	4	(18)
Income from discontinued operations, before income taxes	340	1,709	1,935
Income tax expense	116	525	561
Income from discontinued operations	224	1,184	1,374
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	37	151	161
Income from discontinued operations attributable to common shareowners	$187	$1,033	$1,213
Carrier
Product sales	$3,143	$15,337	$15,657
Service sales	741	3,247	3,239
Cost of products sold	2,239	10,878	11,047
Cost of services sold	527	2,298	2,281
Research and development	98	400	399
Selling, general and administrative expense	669	2,888	2,566
Other income (expense), net	(30)	246	1,156
Non-operating (income) expense, net	17	(43)	(82)
Income from discontinued operations, before income taxes	304	2,409	3,841
Income tax expense	102	672	967
Income from discontinued operations	202	1,737	2,874
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	6	39	34
Income from discontinued operations attributable to common shareowners	$196	$1,698	$2,840
Separation related transactions (1)
Selling, general and administrative expense	$151	$16	$—
Other income (expense), net	(709)	(11)	—
Loss from discontinued operations, before income taxes	(860)	(27)	—
Income tax (benefit) expense	(67)	677	—
Loss from discontinued operations, net of tax	(793)	(704)	—
Total income (loss) from discontinued operations attributable to common shareowners	$(410)	$2,027	$4,053
(1)    Reflects debt extinguishment costs related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

Selected financial information related to cash flows from discontinued operations is as follows:

	Year Ended December 31
(dollars in millions)	2020	2019	2018
Net cash (used in) provided by operating activities	$(728)	$3,062	$3,652
Net cash (used in) provided by investing activities	(241)	(416)	286
Net cash used in financing activities	(1,414)	(2,651)	(4,244)
Net cash provided by operating activities includes the net operating cash flows of Carrier and Otis prior to the Separation Transactions, as well as cash outflows by the Company primarily related to professional services costs in connection with the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash used in financing activities primarily consists of net cash transfers from Carrier and Otis to RTC.
The Separation of Carrier was treated as a return on capital and recorded as a reduction to retained earnings, as it was in a net asset position, while the Separation of Otis was treated as a return of capital and recorded as an adjustment to Common stock, as it was in a net liability position. The remaining assets and liabilities related to discontinued operations at December 31, 2020 primarily relate to trailing tax assets and liabilities of the Company related to the Separation Transactions, including indemnification obligations.
The major components of assets and liabilities related to discontinued operations at December 31, 2019 are provided below:

(dollars in millions)	Otis	Carrier	Total
Assets
Cash and cash equivalents	$1,446	$995	$2,441
Accounts receivable, net	2,899	2,728	5,627
Contract assets, current	530	679	1,209
Inventories and contracts in progress, net	571	1,332	1,903
Other assets, current	213	221	434
Fixed assets, net	747	1,686	2,433
Operating lease right-of-use assets	529	818	1,347
Goodwill	1,647	9,807	11,454
Intangible assets, net	490	1,083	1,573
Other assets	575	2,827	3,402
Total assets related to discontinued operations	$9,647	$22,176	$31,823
Liabilities and Redeemable Noncontrolling Interest
Short-term borrowings	$33	$38	$71
Accounts payable	1,321	1,682	3,003
Accrued employee compensation	516	506	1,022
Other accrued liabilities	1,135	2,383	3,518
Contract liabilities, current	2,288	611	2,899
Long-term debt, currently due	1	237	238
Long-term debt	5	82	87
Future pension and postretirement benefit obligations	560	455	1,015
Operating lease liabilities	383	668	1,051
Other long-term liabilities (1)	514	1,025	1,539
Total liabilities related to discontinued operations	$6,756	$7,687	$14,443

NOTE 4: EARNINGS PER SHARE

(dollars in millions, except per share amounts; shares in millions)	2020	2019	2018
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations	$(3,109)	$3,510	$1,216
Income (loss) from discontinued operations	(410)	2,027	4,053
Net income (loss) attributable to common shareowners	$(3,519)	$5,537	$5,269
Basic weighted average number of shares outstanding	1,357.8	854.8	800.4
Stock awards and equity units (share equivalent)	—	9.1	9.7
Diluted weighted average number of shares outstanding	1,357.8	863.9	810.1
Earnings (Loss) per share attributable to common shareowners - basic
Income (loss) from continuing operations	$(2.29)	$4.11	$1.52
Income (loss) from discontinued operations	(0.30)	2.37	5.06
Net income (loss) attributable to common shareowners	$(2.59)	$6.48	$6.58
Earnings (Loss) per share attributable to common shareowners - diluted
Income (loss) from continuing operations	$(2.29)	$4.06	$1.50
Income (loss) from discontinued operations	(0.30)	2.35	5.00
Net income (loss) attributable to common shareowners	$(2.59)	$6.41	$6.50
It may not be possible to recalculate earnings per share (EPS) attributable to common shareowners by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The computation of diluted EPS excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For 2020, 2019 and 2018, there were 32.5 million, 8.3 million and 5.1 million anti-dilutive stock awards excluded from the computation, respectively. All outstanding stock awards are excluded in the computation of diluted EPS in 2020 because their effect was antidilutive due to the loss from continuing operations.
NOTE 5: ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

(dollars in millions)	2020	2019
U.S. government contracts (including foreign military sales)	$1,039	$551
Other customers	8,761	8,446
Allowance for expected credit losses	(546)	(254)
Total accounts receivable, net	$9,254	$8,743
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these arrangements, the Company factored receivables of $6.4 billion and $7.8 billion in 2020 and 2019, respectively. The cash received from these arrangements is reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At December 31, 2020 and 2019, the Company had $10 million and $7 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable were as follows:

(dollars in millions)	2020
Balance as of December 31, 2019	$254
Current period provision for expected credit losses(1)	277
Write-offs charged against the allowance for expected credit losses	(5)
Other, net(2)	20
Balance as of December 31, 2020	$546
(1)    The current provision for expected credit losses for 2020 includes $248 million of reserves driven by customer bankruptcies and additional reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2)    Other includes $34 million of impact related to the January 1, 2020 adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The activity in the allowance for doubtful accounts was not material in 2019 or 2018.
NOTE 6: CONTRACT ASSETS AND LIABILITIES
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Contract assets	$9,931	$4,462
Contract liabilities	(12,889)	(9,014)
Net contract liabilities	$(2,958)	$(4,552)
Contract assets increased $5,469 million during the year ended December 31, 2020 primarily due to the Raytheon Merger, which accounted for an increase of $5.5 billion, net of $335 million of contract asset write-offs or reclassifications related to certain precision guided munitions contracts with certain Middle Eastern customers as described below. Included in the change in contract assets was a decrease of $132 million due to the impairments and incremental credit loss reserves related to our commercial aerospace businesses, as discussed below. Contract liabilities increased $3,875 million during the year ended December 31, 2020 primarily due to the Raytheon Merger, which accounted for an increase of $3.8 billion.
We have direct commercial sales contracts for precision guided munitions with a certain Middle East customer, for which we have not yet obtained regulatory approval. Due to the result of the U.S. presidential and congressional election, and the resulting uncertainty surrounding U.S. foreign policy on direct commercial sales for precision guided munitions with this customer, we determined that it is no longer probable that we will be able to obtain required regulatory approvals for these contracts; however, this determination could change as the U.S. government’s foreign policy views are clarified. Therefore, in the fourth quarter of 2020, we reversed $119 million of sales for work performed on these specific contracts subsequent to the date of the Raytheon Merger and through the end of the third quarter of 2020, and the related operating profit. In addition, we recognized an unfavorable profit impact of $516 million, primarily related to inventory reserves, contract asset impairments and recognition of supplier related obligations related to termination liability, which we now do not expect to be utilized or otherwise directed to other customers. In addition, we reversed $755 million of backlog on these contracts. As of December 31, 2020, our contract liabilities include $405 million of advance payments received from the customer on these contracts, which may become refundable to the customer if the contracts are ultimately terminated.
Contract assets consisted of the following at December 31:

(dollars in millions)	2020	2019
Unbilled	$20,336	$5,211
Progress payments	(10,405)	(749)
Total contract assets	$9,931	$4,462
The U.S. government has title to the assets related to unbilled amounts on U.S. government contracts that provide progress payments.
Contract assets include retentions arising from contractual provisions. At December 31, 2020, retentions were $98 million.
Total contract assets include an allowance for credit losses of $177 million as of December 31, 2020. For additional information on the adoption of the Credit Loss Standard on January 1, 2020, see “Note 1: Basis of Presentation and Summary of Accounting Principles.” The increase in the allowance for 2020 includes incremental credit loss reserves of $132 million related to a number of airline customers that have filed for bankruptcy and additional reserves due to the current economic environment primarily caused by the COVID-19 pandemic. In addition, in 2020, we recognized an impairment of $111 million of contract assets at Collins Aerospace due to the impact of lower estimated future customer activity principally driven by the expected acceleration of fleet retirements of a commercial aircraft, and we recognized an impairment of $129 million of contract assets as a result of an unfavorable EAC adjustment related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney.
In 2020, 2019 and 2018, we recognized revenue of $2,763 million, $2,850 million and $2,269 million related to our contract liabilities at January 1, 2020, January 1, 2019 and January 1, 2018, respectively.
NOTE 7: INVENTORY, NET

(dollars in millions)	2020	2019
Raw materials	$3,015	$2,984
Work-in-process	2,924	2,586
Finished goods	3,472	3,477
	$9,411	$9,047
Raw materials, work-in-process and finished goods are net of valuation reserves of $1,788 million and $1,122 million as of December 31, 2020 and 2019, respectively.
NOTE 8: COMMERCIAL AEROSPACE INDUSTRY ASSETS AND COMMITMENTS
The COVID-19 pandemic’s continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses within the aerospace and commercial airline industries have negatively impacted global supply, demand and distribution capabilities. In particular, the significant decrease in air travel resulting from the COVID-19 pandemic is adversely affecting our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. As described in “Note 1: Basis of Presentation and Summary of Accounting Principles,” in 2020, we recorded a goodwill impairment charge of $3.2 billion at our Collins Aerospace business, as well as write-downs of assets in both our Collins Aerospace and Pratt & Whitney businesses primarily related to increased estimated credit losses, impairments of contract assets due lower estimated future customer activity or revenues on commercial contracts, impairment of commercial aircraft program assets and the impairment of a Collins Aerospace trade name. We continue to monitor the recoverability of our commercial aerospace industry assets and assess potential exposures. The following summarizes certain significant assets and off-balance sheet exposures specifically related to our commercial aerospace customers:

(dollars in millions)	2020	2019
Assets related to commercial aerospace industry customers:
Accounts receivable, net (Note 5)	$7,239	$7,560
Contract assets (Note 6)	2,559	2,741
Customer financing assets (1) (Note 1)	3,160	3,476
Contract fulfillment costs (Note 1)	1,773	1,361
Guarantees and Commitments related to commercial aerospace industry customers:
Commercial aerospace guarantees (net of reserves and collaboration partners’ share) (Note 18)	174	184
Commercial aerospace commitments (net of collaboration partners’ share) (Note 19)	8,515	9,708
(1)     Customer financing assets is inclusive of both the current and long term balances.
We also have goodwill and intangible assets, including exclusivity assets and collaboration assets, associated with our commercial aerospace business. Refer to “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” for further discussion.
NOTE 9: FIXED ASSETS, NET
Fixed assets, net, are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. For sales or asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts. Gains and losses on sales of our fixed assets, net, are generally recorded in operating income; however, for our RIS and RMD segments, gains and losses that are allocable to our contracts are included in overhead, as we are required to allocate gains or losses and generally can recover these costs through the pricing of products and services to the U.S. government.

(dollars in millions)	Estimated Useful Lives	2020	2019
Land		$773	$292
Buildings and improvements	12-45 years	7,067	4,978
Machinery, tools and equipment	3-20 years	15,994	12,936
Other, including assets under construction		2,512	1,871
		26,346	20,077
Accumulated depreciation		(11,384)	(9,755)
		$14,962	$10,322
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvement.
Depreciation expense related to fixed assets, net is recorded predominantly utilizing the straight-line method and was $1,767 million in 2020, $1,191 million in 2019 and $945 million in 2018.
NOTE 10: BORROWINGS AND LINES OF CREDIT

(dollars in millions)	2020	2019
Commercial paper	$160	$—
Other borrowings	87	2,293
Total short-term borrowings	$247	$2,293
As of December 31, 2020, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
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
On March 16, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion which became available upon completion of the Raytheon Merger on April 3, 2020. This credit agreement matures on April 3, 2025. On May 6, 2020, we entered into a revolving credit agreement with various banks permitting aggregate borrowings of up to $2.0 billion. This credit agreement matures on May 5, 2021. As of December 31, 2020, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, and there were no borrowings outstanding under these agreements.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Carrier and Otis issued and the Company repaid long-term debt during the year ended December 31, 2020, which are shown in the tables below. On February 10, 2020, Otis entered into a term loan credit agreement providing for a $1.0 billion unsecured, unsubordinated 3-year term loan credit facility. Also on February 10, 2020, Carrier entered into a term loan credit agreement providing for a $1.75 billion unsecured, unsubordinated 3-year term loan credit facility. On March 27, 2020, Carrier and Otis drew on the full amounts of the term loans and distributed the full proceeds to Raytheon Technologies in connection with the Separation

Transactions. UTC utilized those amounts to extinguish Raytheon Technologies’ short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
At December 31, 2020, approximately $1 billion was available under short-term lines of credit with local banks at our various domestic and international subsidiaries. The weighted-average interest expense rates applicable to short-term borrowings and total debt were as follows:

	2020	2019
Average interest expense rate - average outstanding borrowings during the year:
Short-term borrowings	2.0%	1.7%
Total debt	4.0%	3.6%
Average interest expense rate - outstanding borrowings as of December 31:
Short-term borrowings	0.6%	2.3%
Total debt	4.2%	3.6%
We had the following issuances of long-term debt during 2020, which is inclusive of issuances made by Carrier and Otis which were primarily used by the Company to extinguish certain Raytheon Technologies short-term and long-term debt and, therefore, were treated as a distribution from discontinued operations within financing activities from continuing operation on our Consolidated Statement of Cash Flows:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
May 18, 2020	2.250% notes due 2030	$1,000
	3.125% notes due 2050	1,000
March 27, 2020	Term Loan due 2023 (Otis) (1)	1,000
	Term Loan due 2023 (Carrier) (1)	1,750
February 27, 2020	1.923% notes due 2023 (1)	500
	LIBOR plus 0.450% floating rate notes due 2023 (1)	500
	2.056% notes due 2025 (1)	1,300
	2.242% notes due 2025 (1)	2,000
	2.293% notes due 2027 (1)	500
	2.493% notes due 2027 (1)	1,250
	2.565% notes due 2030 (1)	1,500
	2.722% notes due 2030 (1)	2,000
	3.112% notes due 2040 (1)	750
	3.377% notes due 2040 (1)	1,500
	3.362% notes due 2050 (1)	750
	3.577% notes due 2050 (1)	2,000
(1)    The debt issuances and term loan draws reflect debt incurred by Carrier and Otis. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.
We had no issuances of long-term debt during 2019.

We made the following repayments of debt during 2020 and 2019:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
October 15, 2020	3.125% notes due 2020 (1)	$1,000
May 19, 2020	3.650% notes due 2023 (2)(3)	$410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(3)	$817
March 29, 2020	4.500% notes due 2020 (2)(3)	$1,250
	1.125% notes due 2021 (€950 million principal value) (2)(3)	$1,082
	1.250% notes due 2023 (€750 million principal value) (2)(3)	$836
	1.150% notes due 2024 (€750 million principal value) (2)(3)	$841
	1.875% notes due 2026 (€500 million principal value) (2)(3)	$567
March 3, 2020	1.900% notes due 2020 (2)(3)	$1,000
	3.350% notes due 2021 (2)(3)	$1,000
	LIBOR plus 0.650% floating rate notes due 2021 (2)(3)	$750
	1.950% notes due 2021 (2)(3)	$750
	2.300% notes due 2022 (2)(3)	$500
	3.100% notes due 2022 (2)(3)	$2,300
	2.800% notes due 2024 (2)(3)	$800
March 2, 2020	4.875% notes due 2020 (2)(3)	$171
February 28, 2020	3.650% notes due 2023 (2)(3)	$1,669
	2.650% notes due 2026 (2)(3)	$431
November 15, 2019	8.875% notes due 2019	$271
November 13, 2019	EURIBOR plus 0.15% floating rate notes due 2019	€750
November 1, 2019	LIBOR plus 0.350% floating rate notes due 2019	$350
	1.500% notes due 2019	$650
July 15, 2019	1.950% notes due 2019 (4)	$300
	5.250% notes due 2019 (4)	$300
(1)    These notes were assumed in connection with the Raytheon Merger and subsequently repaid.
(2)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $703 million for the year ended December 31, 2020, which are classified as discontinued operations in our Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(3)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
(4)    These notes were assumed in connection with the Rockwell Collins Acquisition and subsequently repaid.
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
Long-term debt consisted of the following as of December 31:

(dollars in millions)	2020	2019
4.875% notes due 2020	$—	$171
4.500% notes due 2020	—	1,250
1.900% notes due 2020	—	1,000
EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)	—	831
8.750% notes due 2021	250	250
3.100% notes due 2021	250	250
3.350% notes due 2021	—	1,000

LIBOR plus 0.650% floating rate notes due 2021	—	750
1.950% notes due 2021	—	750
1.125% notes due 2021 (€950 million principal value)	—	1,053
2.300% notes due 2022	—	500
2.800% notes due 2022	1,100	1,100
3.100% notes due 2022	—	2,300
2.500% notes due 2022 (2)	1,100	—
1.250% notes due 2023 (€750 million principal value)	—	831
3.650% notes due 2023 (1)	171	2,250
3.700% notes due 2023	400	400
2.800% notes due 2024	—	800
3.200% notes due 2024	950	950
1.150% notes due 2024 (€750 million principal value)	—	831
3.150% notes due 2024 (2)	300	—
3.950% notes due 2025 (1)	1,500	1,500
1.875% notes due 2026 (€500 million principal value)	—	554
2.650% notes due 2026 (1)	719	1,150
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027	1,300	1,300
7.200% notes due 2027 (2)	382	—
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (2)	185	—
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value)(1)	612	554
2.250% notes due 2030 (1)	1,000	—
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (2)	600	—
4.700% notes due 2041 (2)	425	—
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043	400	400
4.200% notes due 2044 (2)	300	—
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	—
Other (including finance leases)	292	315
Total principal long-term debt	31,470	41,274
Other (fair market value adjustments, (discounts)/premiums and debt issuance costs)	106	(315)

Total long-term debt	31,576	40,959
Less: current portion	550	3,258
Long-term debt, net of current portion	$31,026	$37,701
(1)    We may redeem these notes at our option pursuant to their terms.
(2)    Debt assumed in the Raytheon Merger.
The percentage of total short-term borrowings and long-term debt at variable interest rates was approximately 1% and 9% at December 31, 2020 and 2019, respectively. Interest rates on our commercial paper borrowings are considered variable due to their short-term duration and high-frequency of turnover.
The average maturity of our long-term debt at December 31, 2020 is approximately 14 years. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(in millions)
2021	$550
2022	2,224
2023	581
2024	1,262
2025	1,582
Thereafter	25,271
Total	$31,470

NOTE 11: EMPLOYEE BENEFIT PLANS
We sponsor various domestic and foreign employee benefit plans, which are discussed below.
Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer sponsored defined contribution plans were $875 million, $485 million and $332 million for 2020, 2019 and 2018, respectively.
Our non-union domestic employee savings plan for legacy UTC employees uses an Employee Stock Ownership Plan (ESOP) for employer matching contributions. External borrowings were used by the ESOP to fund a portion of its purchase of ESOP stock from us. The external borrowings have been extinguished and only re-amortized loans remain between RTC and the ESOP Trust. As ESOP debt service payments are made, common stock is released from an unreleased shares account. ESOP debt may be prepaid or re-amortized to either increase or decrease the number of shares released so that the value of released shares equals the value of plan benefit. We may also, at our option, contribute additional common stock or cash to the ESOP.
Shares of common stock are allocated to employees’ ESOP accounts at fair value on the date earned. Cash dividends on common stock held by the ESOP are used for debt service payments. Participants may choose to have their ESOP dividends reinvested or distributed in cash. Common stock allocated to ESOP participants is included in the average number of common shares outstanding for both basic and diluted EPS. At December 31, 2020, 23.4 million common shares had been allocated to employees, leaving 9.4 million unallocated common shares in the ESOP Trust, with a fair value of $672 million.
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension plans that cover a large number of our employees. Our largest plans are generally closed to new participants. We also sponsor both funded and unfunded PRB plans that provide health care and life insurance benefits to eligible retirees. Our plans use a December 31 measurement date consistent with our fiscal year.
The Separation Transactions included the transfer of certain defined benefit plans from UTC to Carrier and Otis. The plans transferred were primarily international plans with the majority of the UTC defined benefit liability remaining with Raytheon Technologies. Upon separation, the employees within Carrier and Otis were effectively terminated from Raytheon Technologies. The terminations of approximately 3,400 domestic pension plan participants triggered a mid-year remeasurement of the UTC domestic plans. The remeasurement, which was calculated using discount rates and asset values as of April 3, 2020 (using March 31, 2020 as a practical expedient), resulted in a $2.4 billion increase to our pension liability, primarily due to a decrease in the fair market value of the plans’ assets since December 31, 2019. All service cost previously associated with Carrier and Otis is included in discontinued operations. For non-service pension (income) expense and the pension liability, generally only the portion related to the defined benefit plans transferred to Carrier and Otis as part of the Separation Transactions has been reclassified to discontinued operations.

Raytheon Company has both funded and unfunded domestic and foreign defined benefit pension and PRB plans. As of the merger date, the Raytheon Company plans were remeasured at fair value using accounting policies consistent with the UTC plans. Refer to “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets” for additional information. The deferred pension and PRB plan losses included in Raytheon Company’s accumulated other comprehensive income (loss) as of the merger date were eliminated and are no longer subject to amortization in net periodic benefit (income) expense. Amounts prior to the merger date of April 3, 2020, do not include the Raytheon Company pension plan results.
In September 2019, we amended the UTC domestic defined benefit pension plans to cease accrual of additional benefits for future service and compensation for non-union participants effective December 31, 2019. Beginning January 1, 2020, these participants began receiving additional contributions under the UTC domestic defined contribution plan. The plan change did not impact participants’ historical benefit accruals. We utilized the practical expedient and remeasured plan assets and pension benefit obligations for the affected pension plans as of the nearest month-end, August 31, 2019, resulting in a net actuarial loss of $425 million. This reflects remeasurement losses of $605 million, partially offset by a benefit obligation gain of $180 million resulting from the benefit plan change. The remeasurement losses are driven by a reduction of 124 basis points in the PBO discount rate as of the remeasurement date compared to December 31, 2018, partially offset by actual asset returns of approximately 17% as of the remeasurement date. We recorded a curtailment gain of $98 million in the Consolidated Statement of Operations, due to the recognition of previously unrecognized prior service credits for the affected pension plans.
For non-union employees in the UTC domestic pension plans, benefits for service up to December 31, 2014 are generally based on the employee’s years of service and compensation. Benefits for service after December 31, 2014 and through December 31, 2019 are based on the existing cash balance formula that was adopted in 2003 for newly hired non-union employees and for non-union employees who made a one-time voluntary election to have future benefit accruals determined under this formula. Benefits for union employees in the UTC domestic pension plans are generally based on a stated amount for each year of service.
In December 2020, we approved a change to the Raytheon domestic benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 will be based on a cash balance formula. We utilized a practical expedient and measured the plan assets and pension benefit obligations for the effected pension plans as of the nearest month end, December 31, 2020, resulting in a current year prior service credit of $2.1 billion.
We made the following contributions to our pension and PRB plans’ trusts during the years ended December 31:

(dollars in millions)	2020	2019	2018
U.S. qualified defined benefit plans	$885	$25	$—
International defined benefit plans	125	30	79
PRB plans	15	—	—
The contributions to our U.S. qualified defined benefit plans for the year ended December 31, 2020 include a $750 million discretionary contribution to the Raytheon Company U.S. qualified pension plans’ trust. As a result of this discretionary contribution, we do not expect to make any required contributions to our U.S. qualified plans’ trust until 2022.
The contributions to our International defined benefit plans for the year ended December 31, 2020 include a $51 million discretionary contribution. We expect to make total contributions of approximately $50 million to our international defined benefit plans’ trusts in 2021, which are expected to meet or exceed the current funding requirements.

	Pension		PRB
(dollars in millions)	2020	2019	2020	2019
Change in Benefit Obligation:
Beginning balance	$38,027	$34,344	$765	$810
Service cost attributable to continuing operations	483	261	6	2
Service cost attributable to discontinued operations	1	34	—	—
Interest cost	1,650	1,245	37	31
Actuarial loss (gain)	7,029	4,247	114	(11)
Total benefits paid(1)	(3,623)	(2,016)	(144)	(69)
Net settlement, curtailment and special termination benefits	(4)	(206)	(8)	—
Plan amendments	(2,088)	—	(7)	—
Business combinations and divestitures(2)	29,385	(6)	724	—
Other (3)	397	124	48	2
Ending balance	$71,257	$38,027	$1,535	$765
Change in Plan Assets:
Beginning balance	$36,225	$32,150	$20	$20
Actual return on plan assets	9,885	5,873	80	—
Employer contributions(1)	1,201	137	102	69
Total benefits paid(1)	(3,623)	(2,016)	(144)	(69)
Settlements	(32)	(17)	(8)	—
Business combinations and divestitures(2)	18,310	(10)	286	—
Other (3)	352	108	45	—
Ending balance	$62,318	$36,225	$381	$20
Funded Status:
Fair value of plan assets	$62,318	$36,225	$381	$20
Benefit obligations	(71,257)	(38,027)	(1,535)	(765)
Funded status of plan	$(8,939)	$(1,802)	$(1,154)	$(745)
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Noncurrent assets	$424	$19	$—	$—
Current liability	(232)	(51)	(82)	(47)
Noncurrent liability	(9,131)	(1,770)	(1,072)	(698)
Net amount recognized	$(8,939)	$(1,802)	$(1,154)	$(745)
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net actuarial (gain) loss	$8,023	$8,160	$(117)	$(181)
Prior service (credit) cost	(1,947)	190	(9)	(4)
Net actuarial loss and prior service cost related to discontinued operations	—	763	—	—
Net amount recognized	$6,076	$9,113	$(126)	$(185)
(1)    Includes benefit payments paid directly by the company.
(2)    Consists primarily of liabilities and assets acquired as a part of the Raytheon Merger.
(3)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the U.K. and Canada, and participant contributions.
The majority of our pension obligations relate to our U.S. Internal Revenue Service (IRS) qualified pension plans, which comprise 85% and 82% of our pension PBO as of December 31, 2020 and 2019, respectively. 3% and 1% of our pension PBO as of December 31, 2020 and 2019, respectively, is attributable to our nonqualified domestic pension plans, which provide supplementary retirement benefits to certain employees in excess of the IRS qualified plan limits. International plans comprise 12% and 17% of the pension PBO as of December 31, 2020 and 2019, respectively, and are considered defined benefit pension plans for accounting purposes.

In addition to the pension and PRB noncurrent liabilities shown above, Future pension and postretirement benefit obligations on the Consolidated Balance Sheet includes $139 million and $21 million of other pension and PRB related liabilities as of December 31, 2020 and 2019, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$37,215	$37,941
Accumulated benefit obligation	36,150	37,559
Fair value of plan assets	27,854	36,120
The accumulated benefit obligation for all defined benefit pension plans was $70.2 billion and $37.7 billion at December 31, 2020 and 2019, respectively.
Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2020	2019
Projected benefit obligation	$37,217	$37,943
Accumulated benefit obligation	36,151	37,600
Fair value of plan assets	27,855	36,122
The components of the net periodic pension (income) expense are as follows:

(dollars in millions)	2020	2019	2018
Operating expense
Service cost	$483	$261	$265
Non-operating expense
Interest cost	1,650	1,245	1,058
Expected return on plan assets	(2,995)	(2,252)	(2,061)
Amortization of prior service cost (credit)	51	16	(42)
Recognized actuarial net loss	337	245	373
Net settlement, curtailment and special termination benefits (gain) loss	45	(59)	3
Non-service pension income	(912)	(805)	(669)
Net periodic pension income	$(429)	$(544)	$(404)
The components of the net periodic PRB (income) expense are as follows:

(dollars in millions)	2020	2019	2018
Operating expense
Service cost	$6	$2	$2
Non-operating expense
Interest cost	37	31	26
Expected return on plan assets	(13)	(1)	—
Amortization of prior service credit	(3)	(42)	(6)
Recognized actuarial net gain	(12)	(12)	(10)
Net settlement, curtailment and special termination benefits loss	1	—	—
Non-service pension (income) expense	10	(24)	10
Net periodic PRB (income) expense	$16	$(22)	$12

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss in 2020 and 2019 are as follows:

	2020	2019
(dollars in millions)	Total	Continuing Operations	Discontinued Operations	Total
Actuarial loss arising during the period	$155	$434	$119	$553
Amortization of actuarial loss	(337)	(245)	(20)	(265)
Current year prior service cost (credit)	(2,088)	—	6	6
Amortization of prior service cost	(51)	(16)	(1)	(17)
Net settlement and curtailment	(34)	62	(5)	57
Separation of Carrier and Otis	(763)	—	—	—
Other (1)	81	36	(2)	34
Total recognized in other comprehensive (income) loss	(3,037)	271	97	368
Net recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(3,466)	$(232)	$97	$(135)
(1)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the U.K. and Canada.
The Actuarial loss arising during the period in 2020 is primarily due to a decrease in discount rates during 2020, partially offset by asset returns exceeding our expected return on assets. Current year prior service credit in 2020 was primarily due to the RTC plan change for non-union participants as discussed above.
The Actuarial loss arising during the period in 2019 was primarily due to a decrease in discount rates during 2019, partially offset by our asset returns exceeding our expected return on assets.
Other changes in PRB assets and benefit obligations recognized in other comprehensive loss in 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Actuarial (gain) loss arising during the period	$47	$(10)
Amortization of actuarial gain	12	12
Current year prior service cost (credit)	(7)	—
Amortization of prior service credit	3	42
Net settlement and curtailment	(1)	—
Other	5	2
Total recognized in other comprehensive loss	59	46
Net recognized in net periodic benefit (income) cost and other comprehensive loss	$75	$24
The Actuarial loss arising during the period in 2020 is primarily due to a decrease in discount rates during 2020, partially offset by asset returns exceeding our expected return on assets on our funded plans.
The Actuarial gain arising during the period in 2019 was primarily due to demographic gains, partially offset by a decrease in discount rates in 2019.
The table below reflects the total benefit payments expected to be paid from the plans or from corporate assets.

(dollars in millions)	Pension	PRB
2021	$4,374	$128
2022	4,197	120
2023	3,831	112
2024	3,795	106
2025	3,785	100
2026-2030	18,311	419

Major assumptions used in determining the pension benefit obligation and net periodic pension benefit (income) expense are presented in the following table as weighted-averages:

	Benefit Obligation		Net Periodic Benefit (Income) Expense
	2020	2019	2020	2019	2018
Discount rate
PBO	2.5%	3.1%	3.2%	4.0%	3.5%
Interest cost (1)	N/A	N/A	2.8%	3.7%	3.1%
Service cost (1)	N/A	N/A	3.5%	3.7%	3.4%
Salary scale	4.3%	4.3%	4.3%	4.3%	4.3%
Expected return on plan assets	N/A	N/A	6.5%	6.8%	6.9%
Interest crediting rate	3.8%	3.8%	3.8%	3.8%	3.8%
(1)    The discount rates used to measure the service cost and interest cost applies to our significant plans. The PBO discount rate is used for the service cost and interest cost measurements for non-significant plans.
Major assumptions used in determining the PRB benefit obligation and net periodic PRB (income) expense are presented in the following table as weighted-averages:

	Benefit Obligation		Net Periodic Benefit (Income) Expense
	2020	2019	2020	2019	2018
Discount rate	2.4%	3.0%	3.1%	4.0%	3.4%
Expected return on assets	N/A	N/A	5.7%	7.0%	7.0%
Assumed health care cost trend rates used in determining the PRB benefit obligation and net periodic PRB (income) expense are as follows:

	2020	2019
Health care cost trend rate assumed for next year	5.0%	6.5%
Rate that the cost trend rate gradually declines to	4.3%	5.0%
Year that the rate reaches the rate it is assumed to remain at	2026	2026
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
In determining the EROA assumption, we consider the target asset allocation of plan assets, as well as economic and other indicators of future performance. We may consult with and consider the opinions of financial and other professionals in determining the appropriate capital market assumptions. Return projections are validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. As a result of this analysis at year end 2020, our weighted average pension EROA assumption for 2021 is 6.5%.
Plan Assets. The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, investment strategies generally target a mix of 50% to 55% of growth seeking assets and 45% to 50% of income generating and hedging assets using a wide set of diversified asset types, fund strategies and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries, private equity, real estate and multi-asset class strategies. Growth assets include an enhanced alpha strategy that invests in publicly traded equity and fixed income securities, derivatives and foreign currency. Investments in private equity are primarily via limited partnership interests in buy-out strategies with smaller allocations to distressed debt funds. The real estate strategy is principally concentrated in directly held U.S. core investments with some smaller investments in international, value-added and opportunistic strategies. Within the income generating assets, the fixed income portfolio consists of mainly government and broadly diversified high quality corporate bonds.
The plans have continued their pension risk management techniques designed to reduce their interest rate risk. Specifically, the plans have incorporated liability hedging programs that include the adoption of a risk reduction objective as part of the long-term investment strategy. Under this objective the interest rate hedge is intended to increase as funded status improves. The hedging programs incorporate a range of assets and investment tools, each with varying interest rate sensitivities. The investment portfolios are currently hedging approximately 30% to 70% of the interest rate sensitivity of the pension plan liabilities, depending on the funded status of the plan.
The fair values of pension plan assets at December 31, 2020 and 2019 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling(8)	Total
Asset Category:
Public Equities
Global Equities	$8,437	$5	$—	$—	$8,442
Global Equity Commingled Funds (1)	1	2,686	—	—	2,687
Enhanced Global Equities (2)	56	185	—	—	241
Other Public Equities	—	—	—	9,008	9,008
Private Equities (3)	—	—	—	3,646	3,646
Fixed Income Securities
Governments	1,740	1,480	—	—	3,220
Corporate Bonds	3	18,489	2	305	18,799
Structured Products	—	24	—	—	24
Other Fixed Income	—	—	—	6,631	6,631
Real Estate (4)	—	—	1,647	1,737	3,384
Other (5)	—	99	—	5,088	5,187
Cash & Cash Equivalents (6)	9	97	—	154	260
Subtotal	$10,246	$23,065	$1,649	$26,569	61,529
Other Assets & Liabilities (7)					789
Total at December 31, 2020					$62,318
Public Equities
Global Equities	$3,588	$5	$—	$—	$3,593
Global Equity Commingled Funds (1)	—	1,496	—	—	1,496
Enhanced Global Equities (2)	322	393	—	—	715
Other Public Equities	—	—	—	5,332	5,332
Private Equities (3)	—	—	202	1,230	1,432
Fixed Income Securities
Governments	969	116	—	—	1,085
Corporate Bonds	1	13,059	5	—	13,065
Structured Products	—	17	—	—	17
Other Fixed Income	—	—	—	4,755	4,755
Real Estate (4)	—	13	1,464	366	1,843
Other (5)	—	343	—	2,834	3,177
Cash & Cash Equivalents (6)	—	47	—	36	83
Subtotal	$4,880	$15,489	$1,671	$14,553	$36,593
Other Assets & Liabilities (7)					(368)
Total at December 31, 2019					$36,225
(1)    Represents commingled funds that invest primarily in common stocks.
(2)    Represents enhanced equity separate account and commingled fund portfolios. A portion of the portfolio may include long-short market neutral and relative value strategies that invest in publicly traded, equity and fixed income securities, as well as derivatives of equity and fixed income securities and foreign currency.

(3)    Represents limited partnership investments with general partners that primarily invest in equity and debt.
(4)    Represents investments in real estate including commingled funds and directly held properties.
(5)    Represents global balanced risk commingled funds that invest in multiple asset classes including equity, fixed income and some commodities. “Other” also includes insurance contracts.
(6)    Represents short-term commercial paper, bonds and other cash or cash-like instruments.
(7)    Represents receivables, payables and certain individually immaterial international plan assets that are not leveled.
(8)    In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps and currency forward contracts. The fair market value of the plans’ derivatives through direct or separate account investments was approximately $176 million and $75 million as of December 31, 2020 and 2019, respectively.
We review our assets at least quarterly to ensure we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. We employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry and number of investment managers. No individual investment represented more than 5% of the plan assets as of December 31, 2020.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed due to the following:

(dollars in millions)	Private Equities	Corporate Bonds	Real Estate	Total
Balance, December 31, 2018	$133	$18	$1,387	$1,538
Realized losses	—	—	(2)	(2)
Unrealized gains relating to instruments still held in the reporting period	32	—	27	59
Purchases, sales, and settlements, net	37	(13)	52	76
Balance, December 31, 2019	202	5	1,464	1,671
Realized gains	—	—	7	7
Unrealized gains relating to instruments still held in the reporting period	16	—	(129)	(113)
Purchases, sales, and settlements, net	10	(3)	77	84
Transfers in/out, net	(228)	—	228	—
Balance, December 31, 2020	$—	$2	$1,647	$1,649
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Mortgages have been valued on the basis of their future principal and interest payments discounted at prevailing interest rates for similar investments. Investment contracts are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations. Real estate investments are valued on a quarterly basis using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. Valuation estimates are supplemented by third-party appraisals on an annual basis.
Private equity limited partnerships are valued quarterly using discounted cash flows, earnings multiples and market multiples. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company. Over-the-counter securities and government obligations are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes. Temporary cash investments are stated at cost, which approximates fair value.
The fair market value of assets related to our PRB benefits was $381 million and $20 million as of December 31, 2020 and 2019. These assets include $149 million of which are invested in our domestic qualified pension plan trust at December 31, 2020. There were no PRB assets invested in our domestic qualified pension plan trust at December 31, 2019. The remaining PRB investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The VEBA assets are generally invested in mutual funds and are valued primarily using quoted prices in active markets (Level 1). There were no Level 3 investments in the VEBA trusts as of December 31, 2020 or 2019.

We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets, current in our Consolidated Balance Sheet. The fair value of marketable securities held in trusts consisted of the following:

(dollars in millions)	2020	2019
Marketable securities held in trusts	$881	$—

NOTE 12: LEASES
Operating lease expense was $497 million and $323 million for 2020 and 2019, respectively. Finance leases and lessor leases are not considered significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.
Variable least cost and sublease income were immaterial in 2020 and 2019.
In 2020, we entered into a sale and leaseback transaction for the sale of equipment and related maintenance. We subsequently leased back the equipment sold for a limited timeframe, which is accounted for as an operating lease. The proceeds received as a result of the equipment sales have been classified in decrease in Customer Financing Assets within the Investing Activities in our Consolidated statement of cash flows, and the portion related to future maintenance services has been classified within Operating Activities. The net gain as a result of this transaction was not material. Gains and losses on sale and leaseback transactions were immaterial in 2019.
Supplemental cash flow information related to operating leases were as follows:

(dollars in millions)	2020	2019
Operating cash flows used in the measurement of operating lease liabilities	$420	$411
Operating lease right-of-use assets obtained in exchange for operating lease obligations	299	123
Future lease payments related to our operating lease liabilities as of December 31, 2020 are as follows:

(dollars in millions)
2021	$632
2022	468
2023	335
2024	231
2025	158
Thereafter	646
Total undiscounted lease payments (1)	2,470
Less imputed interest	(472)
Total discounted lease payments	$1,998
(1)    Total future lease payments excluded approximately $58 million of future lease payments related to leases that were signed but had not yet commenced as of December 31, 2020.
Our lease liabilities recognized in our Consolidated Balance Sheet were as follows as of December 31:

(dollars in millions)	2020	2019
Operating lease liabilities, current (included in Other accrued liabilities)	$(482)	$(245)
Operating lease liabilities, noncurrent	(1,516)	(1,093)
Total operating lease liabilities	$(1,998)	$(1,338)
The weighted-average remaining lease term related to our operating leases was 8.0 years and 8.6 years as of December 31, 2020 and December 31, 2019, respectively. The weighted-average discount rate related to our operating leases was 3.1% and 3.5% as of December 31, 2020 and December 31, 2019, respectively.

NOTE 13: INCOME TAXES
Income Before Income Taxes. The sources of income from continuing operations before income taxes are:

(dollars in millions)	2020	2019	2018
United States	$(2,762)	$1,594	$635
Foreign	409	2,558	1,869
	$(2,353)	$4,152	$2,504
The Company no longer intends to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, we recorded the taxes associated with the future remittance of these earnings. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2020, such undistributed earnings were approximately $12 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.
Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consisted of the following components:

(dollars in millions)	2020	2019	2018
Current:
United States:
Federal	$324	$(100)	$(68)
State	45	(58)	1
Foreign	305	541	402
	674	383	335
Future:
United States:
Federal	(264)	121	45
State	258	56	58
Foreign	(93)	(139)	660
	(99)	38	763
Income tax expense	$575	$421	$1,098
Attributable to items credited (charged) to equity	$(576)	$40	$501
Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2020		2019		2018
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$(494)	21.0%	$872	21.0%	$526	21.0%
Tax on international activities	35	(1.5)	32	0.7	(25)	(1.0)
Tax audit settlements	—	—	(290)	(7.0)	—	—
U.S. tax reform	—	—	—	—	744	29.7
Tax charges related to Separation Transactions and Raytheon Merger	416	(17.7)	—	—	—	—
Disposals of businesses	177	(7.5)	—	—	—	—
U.S. research and development credit	(142)	6.1	(101)	(2.4)	(73)	(2.9)
Goodwill impairment	668	(28.4)	—	—	—	—
State income tax, net	(56)	2.4	16	0.4	(6)	(0.2)
Foreign Derived Intangible Income (FDII)	(83)	3.5	(138)	(3.3)	(102)	(4.1)
Other	54	(2.3)	30	0.7	34	1.3
Effective income tax rate	$575	(24.4)%	$421	10.1%	$1,098	43.8%

The 2020 negative effective tax rate is a result of having tax expense of $575 million on a loss from continuing operations before income taxes of $2,353 million. The loss from continuing operations before income taxes includes the $3,183 million goodwill impairment as described in “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets,” most of which is non-deductible for tax purposes. Tax expense includes net deferred tax charges of $367 million resulting from the Separation Transactions and the Raytheon Merger primarily related to the impairment of deferred tax assets, and incremental tax expense of $177 million related to the disposal of businesses, including the sales of the Collins Aerospace and RIS businesses and the entry into a definitive agreement to sell Forcepoint, as described in “Note 2: Business Acquisitions, Dispositions, Goodwill and Intangible Assets.” As a result of the Separation Transactions and the restructuring charges recognized in 2020, tax expense also includes $49 million related to revaluation of the tax benefit for certain international tax incentives, as the Company no longer expects to meet the incentive requirements. Also included in the 2020 effective tax rate are tax benefits of $142 million associated with U.S. research and development credits and $83 million associated with FDII.
The 2019 effective tax rate includes tax benefits of $290 million primarily associated with the conclusion of the audit by the Examination Division of the Internal Revenue Service for the Company’s 2014, 2015 and 2016 tax years and the filing by a subsidiary of the Company to participate in an amnesty program offered by the Italian Tax Authority. The 2019 effective tax rate also includes tax benefits of $138 million associated with FDII and $101 million related to U.S. research and development credits.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted. The 2018 effective tax rate reflects a net charge of $744 million for TCJA related adjustments. The amount primarily relates to non-U.S. taxes that will become due when previously reinvested earnings of certain international subsidiaries are remitted. The 2018 effective tax rate also includes tax benefits of $102 million associated with FDII and $73 million related to U.S. research & development credits.
Deferred Tax Assets and Liabilities. The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables at December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Future income tax benefits:
Insurance and employee benefits	$3,004	$959
Inventory and contract balances	822	664
Warranty provisions	220	208
Other basis differences	637	614
Tax loss carryforwards	196	348
Tax credit carryforwards	959	930
Valuation allowances	(757)	(432)
	$5,081	$3,291
Future income taxes payable:
Goodwill and Intangible assets	$7,786	$4,205
Fixed assets	1,637	1,016
Other basis differences	151	638
	$9,574	$5,859
Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain temporary differences to reduce the future income tax benefits to expected realizable amounts.

Tax Credit and Loss Carryforwards. At December 31, 2020, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2021-2025	$50	$126
2026-2030	38	58
2031-2040	341	179
Indefinite	530	801
Total	$959	$1,164
Unrecognized Tax Benefits. At December 31, 2020, we had gross tax-effected unrecognized tax benefits of $1,225 million, of which $1,216 million, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows:

(dollars in millions)	2020	2019	2018
Balance at January 1	$1,347	$1,619	$1,189
Additions for tax positions related to the current year	125	131	192
Additions for tax positions of prior years	323	73	344
Reductions for tax positions of prior years	(83)	(101)	(91)
Settlements	(48)	(375)	(15)
Separation of Carrier and Otis	(439)
Balance at December 31	$1,225	$1,347	$1,619
Gross interest expense related to unrecognized tax benefits	$50	$57	$37
Total accrued interest balance at December 31	141	249	255
The unrecognized tax benefit table includes discontinued operations in 2018, 2019 and 2020.
As a result of the Separation Transactions and the Distributions in April 2020, we transferred unrecognized tax benefits to Carrier and Otis of $439 million and associated interest of approximately $165 million. Pursuant to the terms of the separation agreements, certain other unrecognized tax benefits retained by the Company will be subject to indemnification. Total unrecognized tax benefits at December 31, 2019 and 2018 include $437 million and $551 million of benefits related to discontinued operations, and associated interest of approximately $155 million in both periods.
In addition, as a result of the Raytheon Merger in April 2020, unrecognized tax benefits increased by $273 million, and associated interest of approximately $15 million, due to inclusion of items related to pre-merger Raytheon Company tax periods. The 2018 additions above include amounts related to the Rockwell Acquisition.
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
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Philippines, Poland, Singapore, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
During the fourth quarter of 2020, the Company recognized a non-cash gain of approximately $25 million, primarily tax, as a result of the statute of limitations expiration of the 2016 tax year of a subsidiary acquired as part of the RTC’s acquisition of Rockwell Collins.
During 2019, the Company recognized a net gain of approximately $307 million, including pre-tax interest of approximately $56 million as a result of the conclusion of the IRS audit of the Company’s 2014, 2015 and 2016 tax years as well as an amnesty filing in Italy made to resolve certain tax litigation. The Company also recognized a non-cash gain of approximately $40 million, primarily tax, as a result of the closure of an IRS audit of the 2014 tax year of a subsidiary acquired as part of RTC’s acquisition of Rockwell Collins. This gain was partially offset by the unfavorable pre-tax impact of a reversal of a related indemnity asset of approximately $23 million. Finally, the Company recognized net non-cash gains of approximately $18 million, including pre-tax interest of approximately $5 million, as a result of various federal, state and non-U.S. statute of limitations expirations and settlements with tax authorities.
The Examination Division of the IRS is currently auditing Raytheon Technologies tax years 2017 and 2018 and pre-merger Raytheon Company tax periods 2017, 2018 and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon Merger.
The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close within the next six months. As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017, it is reasonably possible that the Company may recognize non-cash gains in the range of $50 million to $100 million, primarily tax, within the next six months.
It is reasonably possible that a net reduction within the range of $165 million to $475 million of unrecognized tax benefits may occur over the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
NOTE 14: RESTRUCTURING COSTS
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During 2020, we recorded net pre-tax restructuring costs totaling $777 million for new and ongoing restructuring actions. We recorded charges in the segments as follows:

(dollars in millions)
Pratt & Whitney	$183
Collins Aerospace Systems	360
Corporate expenses and other unallocated items	234
Total	$777
Restructuring charges incurred in 2020 primarily relate to actions initiated during 2020 and 2019, and were recorded as follows:

(dollars in millions)
Cost of sales	$397
Selling, general & administrative	371
Restructuring costs recorded within operating expenses	768
Non-service pension (benefit)	9
Total	$777
2020 Actions. During 2020, we recorded net pre-tax restructuring costs totaling $770 million for restructuring actions initiated in 2020, consisting of $401 million in Cost of sales, $360 million in Selling, general and administrative expenses and $9 million in Non-service pension expenses. The 2020 actions primarily relate to severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and ongoing cost reduction efforts, including workforce reductions and consolidation of field operations.
We are targeting to complete in 2021 the majority of the remaining workforce and all facility related cost reduction actions initiated in 2020. No specific plans for significant other actions have been finalized at this time. The following table summarizes the accrual balances and utilization by cost type for the 2020 restructuring actions:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Net pre-tax restructuring costs	$744	$26	$770
Utilization, foreign exchange and other costs	(410)	(20)	(430)
Balance at December 31, 2020	$334	$6	$340

The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Cost Incurred During 2020	Remaining Costs at December 31, 2020
Pratt & Whitney	$205	$(205)	$—
Collins Aerospace Systems	373	(333)	40
Corporate expenses and other unallocated items	232	(232)	—
Total	$810	$(770)	$40
2019 Actions. During 2020, we recorded net pre-tax restructuring costs totaling $10 million for restructuring actions initiated in 2019, consisting of a reversal of $2 million in Cost of sales and $12 million in Selling, general and administrative expenses. The 2019 actions relate to ongoing cost reduction efforts, including workforce reductions and the consolidation of field operations. The following table summarizes the accrual balances and utilization by cost type for the 2019 restructuring actions:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Restructuring accruals at January 1, 2020	$47	$11	$58
Net pre-tax restructuring costs	6	4	10
Utilization, foreign exchange and other costs	(41)	(5)	(46)
Balance at December 31, 2020	$12	$10	$22
The following table summarizes expected, incurred and remaining costs for the 2019 programs by segment:

(dollars in millions)	Expected Costs	Costs Incurred During 2019	Costs Incurred During 2020	Remaining Costs at December 31, 2020
Pratt & Whitney	$121	$(133)	$12	$—
Collins Aerospace Systems	107	(27)	(22)	58
Corporate expenses and other unallocated items	2	(2)	—	—
Total	$230	$(162)	$(10)	$58
2018 and Prior Actions. During 2020, we reversed net pre-tax restructuring costs totaling $3 million for restructuring actions initiated in 2018 and prior. As of December 31, 2020, we have $45 million of accrual balances remaining related to 2018 and prior actions.
NOTE 15: FINANCIAL INSTRUMENTS
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC and those utilized as economic hedges. We operate internationally and in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options to manage certain foreign currency, interest rate and commodity price exposures.
The aggregate notional amount of our outstanding foreign currency hedges was $11.6 billion and $13.0 billion at December 31, 2020 and 2019, respectively. Additional information pertaining to foreign exchange and hedging activities is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$197	$23
	Other accrued liabilities	66	166
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	44	23
	Other accrued liabilities	32	116
The effect of cash flow hedging relationships on accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 are presented in the table below. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are recorded as a component of Product sales when reclassified from accumulated other comprehensive income (loss).

	Year Ended December 31,
(dollars in millions)	2020	2019
Gain (loss) recorded in Accumulated other comprehensive loss	$181	$(33)
Loss reclassified from Accumulated other comprehensive loss into Product sales	82	51
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
We have approximately €500 million of euro-denominated long-term debt, which qualifies as a net investment hedge against our investments in European businesses. As of December 31, 2020, the net investment hedge is deemed to be effective.
Assuming current market conditions continue, a $23 million pre-tax gain is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At December 31, 2020, all derivative contracts accounted for as cash flow hedges will mature by January 2028.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Consolidated Statement of Operations was as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019
Foreign exchange contracts gain (loss)	$(76)	$91

NOTE 16: FAIR VALUE MEASUREMENTS
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Consolidated Balance Sheet as of December 31, 2020 and 2019:

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$881	$773	$108	$—
Derivative assets	241	—	241	—
Derivative liabilities	(98)	—	(98)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Available-for-sale securities	$53	$53	$—	$—
Derivative assets	46	—	46	—
Derivative liabilities	(282)	—	(282)	—
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
As of December 31, 2020, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2020		2019
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$271	$264	$220	$220
Short-term borrowings	(247)	(247)	(2,293)	(2,293)
Long-term debt (excluding finance leases)	(31,512)	(38,615)	(40,883)	(45,887)
Long-term liabilities	(27)	(25)	(334)	(320)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Consolidated Balance Sheet as of December 31, 2020 and 2019:

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$264	$—	$264	$—
Short-term borrowings	(247)	—	(160)	(87)
Long-term debt (excluding finance leases)	(38,615)	—	(38,540)	(75)
Long-term liabilities	(25)	—	(25)	—

	December 31, 2019
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$220	$—	$220	$—
Short-term borrowings	(2,293)	—	—	(2,293)
Long-term debt (excluding finance leases)	(45,887)	—	(45,802)	(85)
Long-term liabilities	(320)	—	(320)	—

NOTE 17: VARIABLE INTEREST ENTITIES
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in International Aero Engines, LLC (IAE LLC), whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft and the PW1400G-JM engine for the Irkut MC-21 aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Consolidated Balance Sheet as of December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Current assets	$6,652	$5,448
Noncurrent assets	868	894
Total assets	$7,520	$6,342
Current liabilities	$7,365	$6,971
Noncurrent liabilities	89	94
Total liabilities	$7,454	$7,065

NOTE 18: GUARANTEES
We extend a variety of financial, market value and product performance guarantees to third parties. As of December 31, 2020 and 2019, the following financial guarantees were outstanding:

	December 31, 2020		December 31, 2019
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing guarantees	$322	$6	$333	$7
Performance guarantees	386	3	48	—
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaborative partner share of these financing guarantees is $142 million at December 31, 2020 and 2019.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $120 million and $166 million at December 31, 2020 and 2019, respectively. For additional information regarding the environmental indemnifications, see “Note 19: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the years ended December 31, 2020 and 2019 are as follows:

(dollars in millions)	2020	2019
Balance as of January 1	$1,033	$929
Warranties and performance guarantees issued	311	444
Settlements	(292)	(330)
Other	5	(10)
Balance as of December 31	$1,057	$1,033

NOTE 19: COMMITMENTS AND CONTINGENCIES
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, cash flows or financial condition.

Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. As described in “Note 1: Basis of Presentation and Summary of Accounting Principles,” we have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. As of December 31, 2020 and 2019, we had $835 million and $725 million, respectively, reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.4 billion and $15.0 billion as of December 31, 2020 and 2019, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases. Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers.
Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
We also have other contractual commitments, including commitments to make payments to secure certain contractual rights to provide product on new aircraft platforms, which are included in “Other commercial aerospace commitments” in the table below. Payments made on these contractual commitments are included within intangible assets as exclusivity assets and are amortized over the term of underlying economic benefit. We have entered into certain collaboration arrangements, which may include participation by our collaboration partners in these commitments. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments, which are also considered in “Other commercial aerospace commitments” below, are being capitalized as collaboration intangible assets.
The following is the expected maturity of commercial aerospace industry commitments as of December 31, 2020:

(dollars in millions)	Committed	2021	2022	2023	2024	2025	Thereafter
Commercial aerospace financing commitments	$3,883	$781	$745	$1,216	$1,024	$82	$35
Other commercial aerospace commitments	9,534	521	533	602	510	410	6,958
Collaboration partners’ share	(4,902)	(415)	(437)	(667)	(587)	(150)	(2,646)
Total commercial aerospace commitments	$8,515	$887	$841	$1,151	$947	$342	$4,347
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.5 billion as of December 31, 2020.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2020, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.
Legal Proceedings. The Company and its subsidiaries are subject to various litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($681 million at December 31, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($113 million at December 31, 2020). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($69 million at December 31, 2020), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
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
DOJ Investigation
On October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense business since 2009. We are cooperating fully with the DOJ’s investigation. At this time, the Company is unable to predict the outcome of the investigation. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity. Four lawsuits were filed against the Company after the DOJ investigation was first disclosed. A putative securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its executives alleging that the defendants violated federal securities laws by making material misstatements in regulatory filings regarding internal controls over financial reporting in the Missiles & Defense business. Three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the former Raytheon Company Board of Directors, the Company and certain of its executives, each alleging that defendants violated federal securities laws and breached their fiduciary duties by engaging in improper accounting practices, failing to implement sufficient internal financial and compliance controls, and making a series of false and misleading statements in regulatory filings. We believe that each of these lawsuits lacks merit.
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
Other. As described in “Note 18: Guarantees,” we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
We also have other commitments and contingent liabilities related to legal proceedings, self-insurance programs and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount. Of note, the design, development, production and support of new aerospace technologies is inherently complex and subject to risk. Since the PW1000G Geared TurboFan engine entered into service in 2016, technical issues have been identified and experienced with the engine, which is usual for new engines and new aerospace technologies. Pratt & Whitney has addressed these issues through various improvements and modifications. These issues have resulted in financial impacts, including increased warranty provisions, customer contract settlements, and reductions in contract performance estimates. Additional technical issues, either related to this program or other programs, may also arise in the normal course, which may result in financial impacts that could be material to the Company’s financial position, results of operations and cash flows.

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
NOTE 20: ACCUMULATED OTHER COMPREHENSIVE INCOME
A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax for the years ended December 31, 2020, 2019 and 2018 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,950)	$(4,652)	$5	$72	$(7,525)
Other comprehensive loss before reclassifications, net	(486)	(1,736)	—	(307)	(2,529)
Amounts reclassified, pre-tax	(2)	344	—	(16)	326
Tax benefit (expense)	(4)	326	—	78	400
ASU 2016-01 adoption impact	—	—	(5)	—	(5)
Balance at December 31, 2018	$(3,442)	$(5,718)	$—	$(173)	$(9,333)
Other comprehensive income (loss) before reclassifications, net	280	(584)	—	(33)	(337)
Amounts reclassified, pre-tax	2	170	—	51	223
Tax benefit (expense)	(43)	97	—	(11)	43
ASU 2018-02 adoption impact	(8)	(737)	—	—	(745)
Balance at December 31, 2019	$(3,211)	$(6,772)	$—	$(166)	$(10,149)
Other comprehensive income before reclassifications, net	609	1,842	—	181	2,632
Amounts reclassified, pre-tax	—	373	—	82	455
Tax benefit (expense)	25	(510)	—	(62)	(547)
Separation of Carrier and Otis, net of tax	3,287	584	—	4	3,875
Balance at December 31, 2020	$710	$(4,483)	$—	$39	$(3,734)
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The standard allows companies to reclassify to retained earnings the stranded tax effects in Accumulated other comprehensive income (AOCI) from the TCJA. We elected to reclassify the income tax effects of TCJA from AOCI of $745 million to retained earnings, effective January 1, 2019.
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
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.

NOTE 21: STOCK-BASED COMPENSATION
RTC’s long-term incentive plans authorize various types of market and performance based incentive awards that may be granted to officers and employees. The Raytheon Technologies Corporation 2018 Long-Term Incentive Plan (2018 LTIP) was approved by shareowners on April 30, 2018 (formerly the United Technologies Corporation 2018 Long-Term Incentive Plan).
Upon the separation of Carrier and Otis that occurred on April 3, 2020, the shares remaining for future issuance under the 2018 LTIP were adjusted, in accordance with plan rules. With this adjustment, a total of 81.3 million shares have been authorized for issuance pursuant to awards under the 2018 LTIP. As of December 31, 2020, approximately 48 million shares remain available for awards under the 2018 LTIP. The 2018 LTIP does not contain an aggregate annual award limit, however, it sets an annual award limit per participant. Unless shareowners approve a proposal to extend the term of the 2018 LTIP at the Company’s Annual Meeting on April 26, 2021, the 2018 LTIP will expire after all authorized shares have been awarded or April 30, 2028, whichever is sooner. If shareowners approve the proposed extension, the 2018 LTIP will expire after all authorized shares have been awarded or April 26, 2031, whichever is sooner.
As a result of the Raytheon Merger, Raytheon Company shares of restricted stock, restricted stock units (RSUs) and performance share units outstanding prior to the merge, which were issued originally under the Raytheon Company 2010 Stock Plan, as amended and restated, and the Raytheon Company 2018 Stock Plan (together “legacy Raytheon Company Plans”), were converted to Raytheon Technologies shares of restricted stock and RSUs, which resulted in 4.5 million new shares of restricted stock and 2.0 million new RSUs. The conversion of the stock awards resulted in de minimis incremental compensation cost. No new equity awards will be issued under the legacy Raytheon Company Plans.
As a result of the Separation Transactions and Distributions, outstanding awards granted to employees under the 2018 LTIP and under its predecessor plan (the amended and restated United Technologies Long-Term Incentive Plan) were converted into Carrier, Otis, and RTC stock-based awards, depending on whether awards were vested or unvested as of April 2, 2020. Vested awards were converted into vested awards of RTX, Carrier and Otis, and unvested awards were generally converted into unvested awards of the employee’s post-separation employer. This conversion resulted in an incremental 1.7 million stock options, 47.1 million stock appreciation rights, 2.7 million performance share units and 5.5 million RSUs. The conversion of the awards resulted in de minimis incremental compensation cost.
Additionally, concurrent with the Separation Transactions and Distributions, all performance share units outstanding on April 3, 2020 were converted to RSUs using payout metrics based on a combination of actual performance and the target for the remainder of the performance period. As a result, the performance share units were converted to 4.0 million RSUs, which were then converted into RTC, Carrier or Otis RSUs, as described above.
Of these converted awards, 1.4 million stock options, 47.9 million stock appreciation rights and 7.1 million RSUs were converted into Carrier and Otis awards and became obligations of Carrier and Otis due to the Separation Transactions and Distributions.
Under the 2018 LTIP, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and RSUs held for more than one year may become vested and exercisable, subject to certain terms and conditions. LTIP awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year, remain eligible to vest based on actual performance relative to performance goals. We have historically repurchased shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements and will continue to evaluate this policy in conjunction with our overall share repurchase program.
We measure the cost of all share-based payments, including stock options and stock appreciation rights, at fair value on the grant date and recognize this cost in the Consolidated Statement of Operations, net of expected forfeitures, as follows:

(dollars in millions)	2020	2019	2018
Total compensation cost recognized	$330	$268	$169
The associated future income tax benefit recognized was $63 million, $47 million and $31 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, the amount of cash received from the exercise of stock options was $15 million, $27 million and $36 million, respectively, with an associated tax benefit realized of $48 million, $75 million and $59 million, respectively. In addition, for the years ended December 31, 2020, 2019 and 2018, the associated tax benefit realized from the vesting of performance share units, restricted stock awards and RSUs was $58 million, $36 million and $13 million, respectively.

At December 31, 2020, there was $315 million of total unrecognized compensation cost related to non-vested equity awards granted under long-term incentive plans. This cost is expected to be recognized ratably over a weighted-average period of 2.6 years.
A summary of the transactions under our long-term incentive plans for the years ended December 31, 2020 follows. The amounts in the tables and paragraphs below have not been recast for discontinued operations.

	Stock Options		Stock Appreciation Rights		Performance Share Units		Restricted Stock and RSUs
(shares and units in thousands)	Shares	Average Price (1)	Shares	Average Price (1)	Units	Average Price (1)	Units	Average Price (1)
Outstanding at:
December 31, 2019	1,568	$106.75	32,713	$108.61	1,919	$120.04	3,319	$119.34
Granted	262	153.00	6,346	152.45	—	—	1,718	119.86
Exercised / earned	(144)	77.02	(3,755)	83.78	(527)	111.17	(2,622)	72.13
Cancelled	(18)	92.36	(991)	95.30	(48)	110.18	(267)	79.66
Conversion impact - Separation and Distribution (2)	276	43.71	(763)	38.00	(1,344)	46.58	2,404	42.69
Conversion impact - Raytheon Merger (3)	—	—	—	—	—	—	6,482	51.00
December 31, 2020	1,944	$77.88	33,550	$77.93	—	$—	11,034	$62.92
(1)    Weighted-average grant / exercise price.
(2)    Represents UTC awards converted for the Separation and Distribution and conversion of performance share units to RSUs as discussed further above.
(3)    Represents Raytheon Company awards converted to RTC restricted stock and RSUs in accordance with the Raytheon Merger.
The weighted-average grant date fair value of stock options and stock appreciation rights granted during 2020, 2019 and 2018 was $23.37, $20.81 and $20.24, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, granted during 2019 and 2018 was $117.87 and $131.55, respectively. The total fair value of awards vested during the years ended December 31, 2020, 2019 and 2018 was $284 million, $211 million and $149 million, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during the years ended December 31, 2020, 2019 and 2018 was $206 million, $383 million and $283 million, respectively. The total intrinsic value (which is the stock price at vesting multiplied by the number of underlying shares) of performance share units and other restricted awards vested was $295 million, $188 million and $74 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes information about equity awards outstanding that are vested and expected to vest as well as equity awards outstanding that are exercisable at December 31, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price (1)	Aggregate Intrinsic Value	Remaining Term (2)	Awards	Average Price (1)	Aggregate Intrinsic Value	Remaining Term (2)
Stock Options	1,923	$77.82	$—	6.49	754	$74.28	$2,414	3.86
Stock Appreciation Rights	33,164	77.86	—	6.34	16,766	75.51	42,783	4.45
Restricted Stock and RSUs	10,589	63.07	—	1.63
(1)    Weighted-average exercise price per share.
(2)    Weighted-average contractual remaining term in years.
The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for awards granted during 2020, 2019 and 2018. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2020	2019	2018
Expected volatility	18.8%	18.8% - 19.7%	17.5% - 21.1%
Weighted-average volatility	19%	20%	18%
Expected term (in years)	6.5	6.5 - 6.6	6.5 - 6.6
Expected dividend yield	1.9%	2.4%	2.2%
Risk-free rate	1.4% - 1.6%	2.3% - 2.7%	1.3% - 2.7%

Expected volatilities are based on the returns of our stock, including implied volatilities from traded options on our stock for the binomial lattice model. We use historical data to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents an estimate of the period of time equity awards are expected to remain outstanding. The risk-free rate is based on the term structure of interest rates at the time of equity award grant.
NOTE 22: SEGMENT FINANCIAL DATA
Our operations for the periods presented herein are classified into four principal segments: Collins Aerospace, Pratt & Whitney, RIS and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020.
Collins Aerospace Systems is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for aircraft manufacturers, airlines, and regional, business and general aviation, as well as for defense and commercial space operations. Collins Aerospace’s product lines include integrated avionics systems, communications systems, navigation systems, electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, landing systems, including landing gear, wheels and braking systems, hoists and winches, fire and ice detection and protection systems, actuation systems, engine components, and propeller systems. Collins Aerospace also designs, produces and supports cabin interior, communications and aviation systems, oxygen systems, food and beverage preparation, storage and galley systems, lavatory and wastewater management systems. Collins Aerospace solutions support human space exploration with environmental control and power systems and extravehicular activity suits and support government and defense customer missions by providing airborne intelligence, surveillance and reconnaissance systems, test and training range systems, crew escape systems, and simulation and training solutions. Collins Aerospace also provides information management services through worldwide voice and data communication networks and solutions. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, and information management services.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada (P&WC), is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, as well as helicopters. Pratt & Whitney also produces, sells and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair and overhaul services in all of these segments.
Raytheon Intelligence & Space is a global leading developer and provider of integrated sensor and communication systems for advanced missions, advanced training, and cyber and software solutions to intelligence, defense, federal and commercial customers. RIS capabilities include space-based sensors and data processing systems; multi-domain intelligence solutions; electronic warfare solutions, including high-energy laser weapons systems; command and control systems; modernization, training and mission support services; and advanced cyber analytics, systems defense and services.
Raytheon Missiles & Defense is a leading designer, developer, integrator producer and sustainer of integrated air and missile defense systems; defensive and combat solutions; large land- and sea-based radars; command, control, communications and intelligence solutions; and naval and undersea sensor solutions for the U.S. and foreign government customers. RMD’s integrated air and missile defense systems include the proven Patriot missile defense system and next-generation radar systems to defeat advanced threats. Its defensive solutions include counter-unmanned aircraft systems and ship defense systems. Its combat solutions include precision munitions, missiles, hypersonics, high power microwave and other weapons. Its command, control, communications and intelligence solutions include integrated, networked, actionable combat solutions for air and land combat commanders. RMD’s naval and undersea solutions include combat and ship electronic and sensing systems, as well as undersea sensing and effects solutions. Its sustainment solutions include maintenance, depot support, training and predictive analytics services.
Segment Information. Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments.
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
Also as a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time we generally expect to recover the related RIS and RMD pension and PRB liabilities through the pricing of our products and services to the U.S. government. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
Segment information for the years ended December 31 is as follows:

	Net Sales			Operating Profit (Loss)			Operating Profit (Loss) Margins
(dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Collins Aerospace Systems	$19,288	$26,028	$16,634	$1,466	$4,508	$2,397	7.6%	17.3%	14.4%
Pratt & Whitney	16,799	20,902	19,402	(564)	1,801	1,402	(3.4)%	8.6%	7.2%
Raytheon Intelligence & Space	10,841	—	—	1,014	—	—	9.4%	—%	—%
Raytheon Missiles & Defense	11,660	—	—	890	—	—	7.6%	—%	—%
Total segment	58,588	46,930	36,036	2,806	6,309	3,799	4.8%	13.4%	10.5%
Eliminations and other (1)	(2,001)	(1,581)	(1,335)	(111)	(140)	(69)
Corporate expenses and other unallocated items (2)	—	—	—	(590)	(367)	(340)
FAS/CAS operating adjustment	—	—	—	1,106	—	—
Acquisition accounting adjustments(3)	—	—	—	(5,100)	(888)	(513)
Consolidated	$56,587	$45,349	$34,701	$(1,889)	$4,914	$2,877	(3.3)%	10.8%	8.3%
(1)    Includes the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger, and subsequently disposed of in January 2021.
(2)    The net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project of $130 million in 2020 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in 2019 or 2018.
(3)    Operating profit (loss) in 2020 includes the $3.2 billion goodwill impairment charge in the second quarter of 2020 related to two Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” for additional information.

	Total Assets		Capital Expenditures			Depreciation & Amortization
(dollars in millions)	2020	2019	2020	2019	2018	2020	2019	2018
Collins Aerospace Systems (1)	$68,701	$74,049	$638	$959	$515	$736	$695	$396
Pratt & Whitney (1)	32,780	31,170	565	822	866	729	614	574
Raytheon Intelligence & Space (1)	20,911	—	214	—	—	152	—	—
Raytheon Missiles & Defense (1)	29,999	—	284	—	—	230	—	—
Total segment	152,391	105,219	1,701	1,781	1,381	1,847	1,309	970
Corporate, eliminations and other	9,698	2,573	94	87	86	155	165	161
Acquisition accounting adjustments						2,154	1,234	765
Assets related to discontinued operations	64	31,823
Consolidated	$162,153	$139,615	$1,795	$1,868	$1,467	$4,156	$2,708	$1,896
(1)    Total assets include acquired intangible assets and property, plant and equipment fair value adjustment. Related amortization expense is included in Acquisition accounting adjustments.
Geographic External Sales by Origin and Long-Lived Assets. Geographic external sales are attributed to the geographic regions based on their location of origin. U.S. external sales include export sales to commercial customers outside the U.S. and sales to the U.S. government, commercial and affiliated customers, which are known to be for resale to customers outside the U.S. Long-lived assets are net fixed assets attributed to the specific geographic regions.

	External Net Sales			Long-Lived Assets
(dollars in millions)	2020	2019	2018	2020	2019
United States Operations	$48,560	$35,125	$26,646	$11,560	$7,048
International Operations
Europe	3,696	4,419	3,092	1,371	1,268
Asia Pacific	1,574	1,989	1,645	893	917
Middle East and North Africa	103	203	226	137	132
Other	2,654	3,613	3,092	1,001	957
Consolidated	$56,587	$45,349	$34,701	$14,962	$10,322
Disaggregation of Revenue. We also disaggregate our contracts from customers by geographic location based on customer location, by customer and by sales type. Our geographic location based on customer location uses end user customer location where known or practical to determine, or in instances where the end user customer is not known or not practical to determine, we utilize “ship to” location as the customer location. In addition, for our RIS and RMD segments, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Historical results have been recast to reflect the presentation of this disaggregation.
Segment sales disaggregated by geographic region for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$10,132	$8,534	$8,500	$7,110	$284	$34,560
Asia Pacific	1,810	4,024	613	1,156	41	7,644
Middle East and North Africa	421	505	376	2,111	30	3,443
Europe	4,643	2,726	307	1,031	149	8,856
Canada and All Other	904	1,001	83	73	23	2,084
Consolidated net sales	17,910	16,790	9,879	11,481	527	56,587
Inter-segment sales	1,378	9	962	179	(2,528)	—
Business segment sales	$19,288	$16,799	$10,841	$11,660	$(2,001)	$56,587

	2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$12,762	$8,622	$—	$—	$13	$21,397
Asia Pacific	2,473	5,462	—	—	—	7,935
Middle East and North Africa	693	837	—	—	—	1,530
Europe	7,051	4,327	—	—	—	11,378
Canada and All Other	1,452	1,657	—	—	—	3,109
Consolidated net sales	24,431	20,905	—	—	13	45,349
Inter-segment sales	1,597	(3)	—	—	(1,594)	—
Business segment sales	$26,028	$20,902	$—	$—	$(1,581)	$45,349

	2018
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$7,079	$8,575	$—	$—	$12	$15,666
Asia Pacific	1,525	5,112	—	—	—	6,637
Middle East and North Africa	425	457	—	—	—	882
Europe	5,508	4,023	—	—	—	9,531
Canada and All Other	748	1,237	—	—	—	1,985
Consolidated net sales	15,285	19,404	—	—	12	34,701
Inter-segment sales	1,349	(2)	—	—	(1,347)	—
Business segment sales	$16,634	$19,402	$—	$—	$(1,335)	$34,701
Segment sales disaggregated by customer for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$5,159	$5,193	$8,309	$7,099	$202	$25,962
Foreign military sales through the U.S. government	218	1,229	593	2,545	—	4,585
Foreign government direct commercial sales	923	583	729	1,736	3	3,974
Commercial aerospace and other commercial	11,610	9,785	248	101	322	22,066
Consolidated net sales	17,910	16,790	9,879	11,481	527	56,587
Inter-segment sales	1,378	9	962	179	(2,528)	—
Business segment sales	$19,288	$16,799	$10,841	$11,660	$(2,001)	$56,587
(1)    Excludes foreign military sales through the U.S. government.

	2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$4,781	$4,313	$—	$—	$—	$9,094
Foreign military sales through the U.S. government	255	1,316	—	—	—	1,571
Foreign government direct commercial sales	937	561	—	—	—	1,498
Commercial aerospace and other commercial	18,458	14,715	—	—	13	33,186
Consolidated net sales	24,431	20,905	—	—	13	45,349
Inter-segment sales	1,597	(3)	—	—	(1,594)	—
Business segment sales	$26,028	$20,902	$—	$—	$(1,581)	$45,349
(1)    Excludes foreign military sales through the U.S. government.

	2018
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$2,643	$3,917	$—	$—	$—	$6,560
Foreign military sales through the U.S. government	195	707	—	—	—	902
Foreign government direct commercial sales	737	538	—	—	—	1,275
Commercial aerospace and other commercial	11,710	14,242	—	—	12	25,964
Consolidated net sales	15,285	19,404	—	—	12	34,701
Inter-segment sales	1,349	(2)	—	—	(1,347)	—
Business segment sales	$16,634	$19,402	$—	$—	$(1,335)	$34,701
(1)    Excludes foreign military sales through the U.S. government.
Sales to Airbus primarily relate to Pratt & Whitney and Collins Aerospace products, and prior to discounts and incentives were approximately $7,299 million, $9,879 million and $10,025 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Segment sales disaggregated by sales type for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$14,664	$10,186	$7,531	$10,476	$462	$43,319
Service	3,246	6,604	2,348	1,005	65	13,268
Consolidated net sales	17,910	16,790	9,879	11,481	527	56,587
Inter-segment sales	1,378	9	962	179	(2,528)	—
Business segment sales	$19,288	$16,799	$10,841	$11,660	$(2,001)	$56,587

	2019
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$19,991	$12,994	$—	$—	$13	$32,998
Service	4,440	7,911	—	—	—	12,351
Consolidated net sales	24,431	20,905	—	—	13	45,349
Inter-segment sales	1,597	(3)	—	—	(1,594)	—
Business segment sales	$26,028	$20,902	$—	$—	$(1,581)	$45,349

	2018
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$12,708	$11,421	$—	$—	$12	$24,141
Service	2,577	7,983	—	—	—	10,560
Consolidated net sales	15,285	19,404	—	—	12	34,701
Inter-segment sales	1,349	(2)	—	—	(1,347)	—
Business segment sales	$16,634	$19,402	$—	$—	$(1,335)	$34,701

RIS and RMD segment sales disaggregated by contract type for the year ended December 31, 2020 are as follows:

	2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$4,319	$7,287
Cost-type	5,560	4,194
Consolidated net sales	$9,879	$11,481

NOTE 23: QUARTERLY OPERATING RESULTS (UNAUDITED)

	2020 Quarters				2019 Quarters
(dollars in millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
Net Sales	$11,360	$14,061	$14,747	$16,419	$10,953	$11,329	$11,373	$11,694
Gross margin	2,788	1,847	1,743	2,153	2,534	2,775	2,864	2,578
Income (loss) from continuing operations attributable to common shareowners	438	(3,844)	151	146	712	1,183	958	657
Income (loss) from discontinued operations attributable to common shareowners	(521)	9	113	(11)	634	717	190	486
Net income (loss) attributable to common shareowners	$(83)	$(3,835)	$264	$135	$1,346	$1,900	$1,148	$1,143
Earnings per share of Common Stock - Basic:
Income (loss) from continuing operations attributable to common shareowners	$0.51	$(2.56)	$0.10	$0.10	$0.84	$1.38	$1.12	$0.77
Income (loss) from discontinued operations	(0.61)	0.01	0.08	(0.01)	0.74	0.84	0.22	0.56
Net income (loss) attributable to common shareowners	$(0.10)	$(2.55)	$0.17	$0.09	$1.58	$2.22	$1.34	$1.33
Earnings (loss) per share of Common Stock - Diluted:
Income (loss) from continuing operations attributable to common shareowners	$0.50	$(2.56)	$0.10	$0.10	$0.83	$1.37	$1.11	$0.76
Income (loss) from discontinued operations	(0.60)	0.01	0.08	(0.01)	0.73	0.83	0.22	0.56
Net income (loss) attributable to common shareowners	$(0.10)	$(2.55)	$0.17	$0.09	$1.56	$2.20	$1.33	$1.32

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is set forth in Item 8 of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Section 13(r)(1)(D)Disclosures
The following activities are disclosed as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act):
In the Company’s Form 10-Q report for the quarterly period ended on June 30, 2020, the Company disclosed, under the heading “Other Matters” in the “Business Overview” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” activities as required by Section 13(r)(1)(D) of the Securities Exchange Act of 1934, as amended (Exchange Act). Such disclosure is incorporated herein by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, audit committee financial experts, and the procedures by which our shareowners may recommend nominees to our Board of Directors is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Election of Directors” (including under the subheadings “Nominees” and “Nominating Process”) and “Corporate Governance” (including under the subheading “Board Committees”).
Information about our Executive Officers
The following persons are executive officers of Raytheon Technologies Corporation:

Name	Title	Other Business Experience Since 1/1/2016	Age as of 2/8/2021

Roy Azevedo	President, Raytheon Intelligence & Space (since April 2020)	Vice President of Raytheon Company and President of its Space and Airborne Systems (SAS) business unit; Vice President and General Manager of the Intelligence, Surveillance and Reconnaissance Systems product line within SAS; Vice President and General Manager of the Secure Sensor Solutions product line within SAS	60

Christopher T. Calio	President, Pratt & Whitney (since January 2020)	President, Commercial Engines, Pratt & Whitney; Executive Assistant to the Chairman & CEO, United Technologies Corporation; Executive Assistant to the President & CEO, United Technologies Corporation	47

Kevin G. DaSilva	Corporate Vice President, Treasurer, Raytheon Technologies Corporation (since April 2020)	Vice President and Treasurer, Raytheon Company	57

Michael R. Dumais	Executive Vice President, Chief Transformation Officer, Raytheon Technologies Corporation (since January 2021)	Executive Vice President, Corporate Strategy & Development, United Technologies Corporation; Executive Vice President, Operations & Strategy, United Technologies Corporation; Senior Vice President, Strategic Planning, United Technologies Corporation	54

Gregory J. Hayes	President, Chief Executive Officer and Director, Raytheon Technologies Corporation (since November 2014)	Chairman, President and Chief Executive Officer, United Technologies Corporation	60

Frank R. Jimenez	Executive Vice President and General Counsel, Raytheon Technologies Corporation (since April 2020)	Vice President, General Counsel and Corporate Secretary, Raytheon Company	56

Thomas A. Kennedy	Executive Chair of the Board of Directors, Raytheon Technologies Corporation (since April 2020)	Chairman and Chief Executive Officer, Raytheon Company	65

Wesley D. Kremer	President, Raytheon Missiles & Defense (since April 2020)	Vice President of Raytheon Company and President of its Missile Systems business unit; President, Integrated Defense Systems, Raytheon Company	56

Anthony F. O’Brien	Executive Vice President and Chief Financial Officer, Raytheon Technologies Corporation (since April 2020)	Vice President and Chief Financial Officer, Raytheon Company	56

Robert K. Ortberg	Director (since April 2020), Special Advisor to the Office of the Chief Executive Officer, Raytheon Technologies Corporation (since February 2020)	Chief Executive Officer, Collins Aerospace Systems; Chairman, President and Chief Executive Officer of Rockwell Collins, Inc.	60

Stephen J. Timm	President, Collins Aerospace Systems (since February 2020)	President, Avionics, Collins Aerospace Systems; Vice President and General Manager, Avionics, Collins Aerospace Systems; Vice President and General Manager, Avionics, Rockwell Collins, Inc.; Vice President & General Manager, Air Transport Systems, Rockwell Collins, Inc.	52

Dantaya M. Williams	Executive Vice President & Chief Human Resources Officer, Raytheon Technologies Corporation (since June 2020)	Vice President, Human Resources, Pratt & Whitney Commercial Engines	46

Michael J. Wood	Corporate Vice President, Controller, Raytheon Technologies Corporation (since April 2020)	Vice President, Controller and Chief Accounting Officer, Raytheon Company	52
All of the officers serve at the pleasure of the Board of Directors of Raytheon Technologies Corporation or the subsidiary designated.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Delinquent Section 16(a) Reports.” We have adopted a code of conduct that applies to all our directors, officers, employees and representatives. Information regarding our Code of Conduct is incorporated herein by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Corporate Governance Information, Code of Conduct and How to Contact the Board.” This code is publicly available on our website at http://www.rtx.com/Our-Company/ethics-and-compliance. Amendments to the code of conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission (SEC) rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, Governance and Public Policy Committee and Special Activities Committee are available on our website at https://www.rtx.com/Our-Company/corporate-governance. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Raytheon Technologies Corporation, 870 Winter Street, Investor Relations, Waltham, MA 02451.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Executive Compensation,” “Compensation of Directors” and “Report of the Compensation Committee.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Share Ownership,” “Executive Compensation” and “Approve Amendment to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Corporate Governance” (under the subheading “Director Independence”) and “Other Important Information” (under the subheading “Transactions with Related Persons”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2021 Annual Meeting of Shareowners titled “Appoint an Independent Auditor for 2021,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Schedules
(1)    The following financial statements of Raytheon Technologies Corporation, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:
Consolidated Statement of Operations for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheet at December 31, 2020 and 2019
Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Report of PricewaterhouseCoopers LLP dated February 8, 2021 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2020, 2019 and 2018 and on the Company’s internal control over financial reporting as of December 31, 2020 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.
(2)    List of financial statement schedules:

Page Number in Form 10-K

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	I

SCHEDULE II—Valuation and Qualifying Accounts for the three years ended December 31, 2020	II

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.
(b)    Exhibits:
The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

2.1
Separation and Distribution Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

3(i)
Restated Certificate of Incorporation, restated as of April 3, 2020, incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020.

3(ii)
Bylaws as amended and restated effective April 3, 2020, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020.

4.1
Amended and Restated Indenture, dated as of May 1, 2001, between UTC and The Bank of New York, as trustee, incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (Commission file number 333-60276) filed with the SEC on May 4, 2001. The Company hereby agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any unconsolidated subsidiaries.

4.2	Description of Securities.*

10.1
United Technologies Corporation Annual Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for the 1975 Annual Meeting of Shareowners, Amendment No. 1 thereto, effective January 1, 1995, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1995, and Amendment No. 2 thereto, effective January 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.2	United Technologies Corporation Pension Preservation Plan, as amended and restated, effective January 1, 2020*

10.3
United Technologies Corporation Senior Executive Severance Plan, incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 1992, as amended by Amendment thereto, effective December 10, 2003, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2003, and Amendment thereto, effective June 11, 2008, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2008, and Amendment thereto, effective February 10, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2010.

10.4
United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.5
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; United Technologies Executive Leadership Group Program, effective April 1, 2019; and Raytheon Technologies Corporation Executive Leadership Group Program, effective April 3, 2020.*

10.6
Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Schedule of Terms of Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.5).

10.7
Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.5).

10.8
United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of April 29, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.9
Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8), incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.10
Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.8), incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.11
United Technologies Corporation Long-Term Incentive Plan, as amended and restated effective April 28, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 2, 2014, as further amended by Amendment No. 1, effective as of February 5, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.12
Schedule of Terms for restricted stock awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.13
Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.14
Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

10.15
Schedule of Terms for performance share unit awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.16
Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.11) (Rev. January 2016), incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.17
Form of Award Agreement for restricted stock unit, performance share unit and stock appreciation rights awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.11), incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

10.18
United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the Long-Term Incentive Plan (referred to above in Exhibit 10.11) as amended and restated, effective January 1, 2020.*

10.19
United Technologies Corporation International Deferred Compensation Replacement Plan, effective January 1, 2005, incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2008.

10.20	United Technologies Corporation Company Automatic Contribution Excess Plan, as amended and restated, effective January 1, 2020.*

10.21
United Technologies Corporation Savings Restoration Plan executed July 16, 2018 (amended and restated as of January 1, 2011), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.22
Amendment No. 1, effective as of December 6, 2020, to the UTC 2018 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 3, 2018.*

10.23
Schedule of Terms for restricted stock unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2020.

10.24
Schedule of Terms for stock appreciation rights award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2020.

10.25
Schedule of Terms for performance share unit award relating to the United Technologies Corporation 2018 Long-Term Incentive Plan (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

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

10.35
Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; Amendment No. 1 to Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10-i-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018; Amendment No. 2 to Rockwell Collins’ Master Trust, as amended; and Amendment No.3 to Rockwell Collins’ Master Trust, as amended, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

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

10.37
Compensation & Covenants Agreement between United Technologies Corporation and Robert K. Ortberg, effective as of November 26, 2018, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.38
Employment Agreement, dated as of June 9, 2019, by and between United Technologies Corporation and Gregory J. Hayes, incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on June 10, 2019.

10.39
United Technologies Corporation Merger Severance Plan for Corporate Office Executives and Other Key Employees, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2019.

10.40
Amendment dated February 3, 2020, to the terms of certain awards granted under the Company’s Long Term Incentive Plans referred to above in Exhibit 10.11 and 10.22, by and between, United Technologies Corporation and Judy Marks incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2019.

10.41
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.42
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.43
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.44
First Amendment to Employee Matters Agreement, dated as of May 22, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 29, 2020).

10.45
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.46	Employment Agreement, dated as of June 9, 2019, by and between United Technologies Corporation and Thomas A. Kennedy.*

10.47	Raytheon Company 2010 Stock Plan, as amended as of May 24, 2017, incorporated by reference to Exhibit 10.2 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017.

10.48
Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.9 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.49
Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.10 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.50
Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011, incorporated by reference to Exhibit 10.11 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.51
Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.12 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.52	Raytheon 2019 Stock Plan, incorporated by reference to Appendix A to Raytheon Company’s definitive proxy statement, filed on April 16, 2019.

10.53
Form of Change in Control Severance Agreement between Raytheon Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), incorporated by reference to Exhibit 10.22 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.54
Form of Amendment to Change in Control Severance Agreement between Raytheon Company and its executive officers, incorporated by reference to Exhibit 10.60 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.55
Form of Change in Control Severance Agreement between Raytheon Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of one times base salary and bonus), incorporated by reference to Exhibit 10.4 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.56
Letter Agreement dated January 21, 2015 by and between Raytheon Company and Anthony F. O’Brien, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.57
Letter Agreement dated December 16, 2014 by and between Raytheon Company and Frank R. Jimenez, incorporated by reference to Exhibit 10.2 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.58
Amendment to Letter Agreement dated January 23, 2015 by and between Raytheon Company and Frank R. Jimenez, incorporated by reference to Exhibit 10.3 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.59	Enhanced Severance Plan for Senior Leadership Team Members, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.60
Letter Agreement, dated July 23, 2015, by Raytheon Company and Wesley D. Kremer, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.61
Amendment to Letter Agreement, dated March 21, 2019, by Raytheon Company and Wesley D. Kremer, incorporated by reference to Exhibit 10.2 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

14	Code of Conduct. The RTC Code of Conduct may be accessed via RTC’s website at https://www.rtx.com/our-company/ethics-and-compliance.

18	Preferability Letter from PricewaterhouseCoopers LLP.*

21	Subsidiaries of Raytheon Technologies Corporation.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Thomas A. Kennedy, Tracy A. Atkinson, Marshall O. Larsen, George R. Oliver, Robert K. Ortberg, Margaret L. O’Sullivan, Dinesh C. Paliwal, Ellen M. Pawlikowski, Denise L. Ramos, Fredric G. Reynolds, Brian C. Rogers, James A. Winnefeld, Jr. and Robert O. Work.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.
(Exhibits marked with an asterisk (*) are filed electronically herewith.)

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	February 8, 2021	By:	/s/ ANTHONY F. O’BRIEN
Anthony F. O’Brien
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	February 8, 2021	By:	/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Director, President and Chief Executive Officer (Principal Executive Officer)	February 8, 2021
(Gregory J. Hayes)

/s/ ANTHONY F. O’BRIEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2021
(Anthony F. O’Brien)

/s/ MICHAEL J. WOOD	Corporate Vice President and Controller (Principal Accounting Officer)	February 8, 2021
(Michael J. Wood)

/s/ THOMAS A. KENNEDY *	Executive Chair of the Board of Directors	February 8, 2021
(Thomas A. Kennedy)

/s/ TRACY A. ATKINSON *	Director	February 8, 2021
(Tracy A. Atkinson)

/s/ MARSHALL O. LARSEN *	Director	February 8, 2021
(Marshall O. Larsen)

/s/ GEORGE R. OLIVER *	Director	February 8, 2021
(George R. Oliver)

/s/ ROBERT K. ORTBERG *	Director	February 8, 2021
(Robert K. Ortberg)

/s/ MARGARET L. O’SULLIVAN *	Director	February 8, 2021
(Margaret L. O’Sullivan)

/s/ DINESH C. PALIWAL *	Director	February 8, 2021
(Dinesh C. Paliwal)

/s/ ELLEN M. PAWLIKOWSKI *	Director	February 8, 2021
(Ellen M. Pawlikowski)

/s/ DENISE L. RAMOS *	Director	February 8, 2021
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director	February 8, 2021
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director	February 8, 2021
(Brian C. Rogers)

/s/ JAMES A. WINNEFELD, JR. *	Director	February 8, 2021
(James A. Winnefeld, Jr.)

/s/ ROBERT O. WORK *	Director	February 8, 2021
(Robert O. Work)

*By:	/s/ FRANK R. JIMENEZ
Frank R. Jimenez Executive Vice President and General Counsel
Date: February 8, 2021

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 8, 2021 appearing in the 2020 Annual Report to Shareowners of Raytheon Technologies Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 8, 2021

I

RAYTHEON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
SCHEDULE II - Valuation and Qualifying Accounts
Three years ended December 31, 2020
(Millions of Dollars)

Future Income Tax Benefits—Valuation allowance:
Balance, December 31, 2017(1)	$582
Additions charged to income tax expense	61
Additions charged to goodwill, due to acquisitions	25
Reductions credited to income tax expense	(25)
Other adjustments	(38)
Balance, December 31, 2018(1)	605
Additions charged to income tax expense	117
Additions charged to goodwill, due to acquisitions	2
Reductions credited to income tax expense	(15)
Other adjustments	(93)
Balance, December 31, 2019(1)	616
Additions charged to income tax expense	581
Additions charged to goodwill, due to acquisitions	29
Reductions credited to income tax expense	(36)
Other adjustments, including the Separation of Carrier and Otis	(433)
Balance, December 31, 2020	$757
(1)    Amounts prior to 2020 within this schedule include valuation allowances related to discontinued operations.
II