Form 10-Q
period 2021-03-31
RAYTHEON TECHNOLOGIES CORP
filed 2021-04-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
At March 31, 2021 there were 1,515,089,870 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2021

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net Sales:
Product sales	$11,664	$8,165
Service sales	3,587	3,195
Total Net Sales	15,251	11,360
Costs and Expenses:
Cost of sales - products	9,974	6,629
Cost of sales - services	2,563	1,943
Research and development	589	535
Selling, general and administrative	1,220	977
Total Costs and Expenses	14,346	10,084
Other income, net	108	19
Operating profit	1,013	1,295
Non-operating expense (income), net
Non-service pension benefit	(491)	(168)
Interest expense, net	346	332
Total non-operating expense (income), net	(145)	164
Income from continuing operations before income taxes	1,158	1,131
Income tax expense	345	639
Net income from continuing operations	813	492
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	41	54
Income from continuing operations attributable to common shareowners	772	438
Discontinued operations (Note 3):
Loss from discontinued operations, before tax	(20)	(176)
Income tax (benefit) expense from discontinued operations	(1)	302
Net loss from discontinued operations	(19)	(478)
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	—	43
Loss from discontinued operations attributable to common shareowners	(19)	(521)
Net income (loss) attributable to common shareowners	$753	$(83)

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.51	$0.51
Loss from discontinued operations	(0.01)	(0.61)
Net income (loss) attributable to common shareowners	$0.50	$(0.10)
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.51	$0.50
Loss from discontinued operations	(0.01)	(0.60)
Net income (loss) attributable to common shareowners	$0.50	$(0.10)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net income from continuing and discontinued operations	$794	$14
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(176)	(1,453)
Pension and postretirement benefit plans adjustments	54	110
Change in unrealized cash flow hedging	(60)	(374)
Other comprehensive income (loss), before tax	(182)	(1,717)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5)	70
Other comprehensive income (loss), net of tax	(187)	(1,647)
Comprehensive income (loss)	607	(1,633)
Less: Comprehensive income attributable to noncontrolling interest	41	91
Comprehensive income (loss) attributable to common shareowners	$566	$(1,724)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$8,579	$8,802
Accounts receivable, net	10,037	9,254
Contract assets	10,238	9,931
Inventory, net	9,498	9,411
Other assets, current	4,200	5,978
Total Current Assets	42,552	43,376
Customer financing assets	3,079	3,144
Fixed assets	26,554	26,346
Accumulated depreciation	(11,812)	(11,384)
Fixed assets, net	14,742	14,962
Operating lease right-of-use assets	1,913	1,880
Goodwill	54,265	54,285
Intangible assets, net	39,999	40,539
Other assets	4,058	3,967
Total Assets	$160,608	$162,153
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$234	$247
Accounts payable	9,182	8,639
Accrued employee compensation	2,511	3,006
Other accrued liabilities	10,184	10,517
Contract liabilities	12,879	12,889
Long-term debt currently due	1,369	550
Total Current Liabilities	36,359	35,848
Long-term debt	29,935	31,026
Operating lease liabilities, non-current	1,552	1,516
Future pension and postretirement benefit obligations	9,808	10,342
Other long-term liabilities	9,612	9,537
Total Liabilities	87,266	88,269
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	34	32
Shareowners’ Equity:
Common Stock	36,997	36,930
Treasury Stock	(10,780)	(10,407)
Retained earnings	49,460	49,423
Unearned ESOP shares	(46)	(49)
Accumulated other comprehensive loss	(3,921)	(3,734)
Total Shareowners’ Equity	71,710	72,163
Noncontrolling interest	1,598	1,689
Total Equity	73,308	73,852
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$160,608	$162,153
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Operating Activities:
Net income from continuing operations	$813	$492
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	1,123	728
Deferred income tax provision	153	392
Stock compensation cost	84	63
Net periodic pension and other postretirement income	(358)	(130)
Change in:
Accounts receivable	(799)	390
Contract assets	(311)	(349)
Inventory	(113)	(395)
Other current assets	(193)	(208)
Accounts payable and accrued liabilities	538	612
Contract liabilities	(56)	(101)
Global pension contributions	(7)	(8)
Other operating activities, net	(151)	(354)
Net cash flows provided by operating activities from continuing operations	723	1,132
Investing Activities:
Capital expenditures	(387)	(325)
Investments in businesses	(6)	—
Dispositions of businesses, net of cash transferred (Note 2)	1,049	—
Increase in customer financing assets, net	(81)	(88)
Increase in collaboration intangible assets	(32)	(78)
Receipts (payments) from settlements of derivative contracts, net	49	(524)
Other investing activities, net	(10)	(25)
Net cash flows provided by (used in) investing activities from continuing operations	582	(1,040)
Financing Activities:
Distribution from discontinued operations	—	17,207
Repayment of long-term debt	(286)	(13,810)
Decrease in short-term borrowings, net	(13)	(663)
Proceeds from Common Stock issued under employee stock plans	1	6
Dividends paid on Common Stock	(705)	(614)
Repurchase of Common Stock	(375)	(47)
Net transfers to discontinued operations	(5)	(1,016)
Other financing activities, net	(161)	(23)
Net cash flows (used in) provided by financing activities from continuing operations	(1,544)	1,040
Discontinued Operations:
Net cash used in operating activities	(5)	(472)
Net cash used in investing activities	—	(241)
Net cash provided by financing activities	5	322
Net cash used in discontinued operations	—	(391)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	23	(19)
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	—	(76)
Net (decrease) increase in cash, cash equivalents and restricted cash	(216)	646
Cash, cash equivalents and restricted cash, beginning of period	8,832	4,961
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of period	—	2,459
Cash, cash equivalents and restricted cash, end of period	8,616	8,066
Less: Restricted cash, included in Other assets	37	48
Less: Cash, cash equivalents and restricted cash for discontinued operations	—	1,993
Cash and cash equivalents, end of period	$8,579	$6,025
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2021	2020
Equity beginning balance	$73,852	$44,231
Common Stock
Beginning balance	36,930	23,019
Common Stock plans activity	67	81
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)
Ending balance	36,997	23,099
Treasury Stock
Beginning balance	(10,407)	(32,626)
Common Stock plans activity	—	4
Common Stock repurchased	(375)	(43)
Other	2	—
Ending balance	(10,780)	(32,665)
Retained Earnings
Beginning balance	49,423	61,594
Net income (loss)	753	(83)
Dividends on Common Stock	(705)	(614)
Dividends on ESOP Common Stock	(11)	(17)
Redeemable noncontrolling interest fair value adjustment	—	1
Other, including the adoption impact of ASU 2016-13 (Note 21)	—	(55)
Ending balance	49,460	60,826
Unearned ESOP Shares
Beginning balance	(49)	(64)
Common Stock plans activity	3	3
Ending balance	(46)	(61)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,734)	(10,149)
Other comprehensive income (loss), net of tax	(187)	(1,639)
Ending balance	(3,921)	(11,788)
Noncontrolling Interest
Beginning balance	1,689	2,457
Net Income	41	97
Less: Redeemable noncontrolling interest net income	(2)	—
Other comprehensive income (loss), net of tax	—	(6)
Dividends attributable to noncontrolling interest	(130)	(58)
Capital contributions	—	34
Ending balance	1,598	2,524
Equity at March 31	$73,308	$41,935
Supplemental share information
Shares of Common Stock issued under employee plans, net	1,043	2,050
Shares of Common Stock repurchased	5,197	330
Dividends per share of Common Stock	$0.475	$0.735
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2021 and for the quarters ended March 31, 2021 and 2020 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2020 Annual Report on Form 10-K. In addition, we reclassified certain amounts to conform to our current period presentation.
Separation Transactions, Distributions and Raytheon Merger. On April 3, 2020, United Technologies Corporation (UTC) completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. Immediately following the Separation Transactions and Distributions, on April 3, 2020, UTC and Raytheon Company completed their all-stock merger of equals transaction (the Raytheon Merger), pursuant to which Raytheon Company became a wholly-owned subsidiary of UTC and UTC was renamed Raytheon Technologies Corporation. As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD).
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar with a quarter end of April 4, 2021 while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of March 31, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarter ended March 31 with respect to RIS or RMD, we are referring to their April 4, 2021 fiscal quarter end. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
COVID-19 Pandemic. In 2020, the coronavirus disease 2019 (COVID-19) negatively impacted both the U.S. and global economy and our business and operations and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. We continue to monitor these trends and are working closely with our customers to actively mitigate costs and adjust production schedules to accommodate these declines in demand. Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. While we have begun to see some indications that commercial air travel is recovering in certain areas of demand, other areas continue to lag. As a result, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.
Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets
Business Acquisitions. As described above, on April 3, 2020, pursuant to the Agreement and Plan of Merger dated June 9, 2019, as amended (the Raytheon Merger Agreement) UTC and Raytheon Company completed their previously announced all-stock merger of equals, following the completion by UTC of the Separation Transactions and Distributions. Raytheon Company (previously New York Stock Exchange (NYSE): RTN) shares ceased trading prior to the market open on April 3, 2020, and each share of Raytheon common stock was converted in the merger into the right to receive 2.3348 shares of UTC common stock previously traded on the NYSE under the ticker symbol “UTX.” Upon closing of the Raytheon Merger, UTC’s name was changed to “Raytheon Technologies Corporation,” and its shares of common stock began trading as of April 3, 2020 on the NYSE under the ticker symbol “RTX.”
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
Allocation of Consideration Transferred to Net Assets Acquired. We accounted for the Raytheon Merger under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree (Raytheon Company) at the fair values on the closing date. During the first quarter of 2021, based on the finalization of our valuation and internal reviews, we completed the purchase price allocation which resulted in a net increase to goodwill of $61 million during the quarter.

The final purchase price allocation, net of cash acquired, for the acquisition was as follows:

(dollars in millions)
Cash and cash equivalents	$3,208
Accounts receivable	1,997
Inventory	705
Contract assets	6,023
Other assets, current	940
Fixed assets	4,745
Operating lease right-of-use assets	950
Intangible assets:	19,130
Customer relationships	12,900
Tradenames/trademarks	5,430
Developed technology	800
Other assets	1,218
Total identifiable assets acquired	38,916
Accounts payable	1,477
Accrued employee compensation	1,492
Other accrued liabilities	1,921
Contract liabilities	3,002
Long-term debt, including current portion	4,700
Operating lease liabilities, non-current portion	738
Future pension and postretirement benefit obligation	11,607
Other long-term liabilities	2,368
Total liabilities acquired	27,305
Total identifiable net assets	11,611
Goodwill	21,589
Redeemable noncontrolling interest	(34)
Total consideration transferred	$33,166
Fair value adjustments to Raytheon Company’s identified assets and liabilities included an increase in fixed assets of $1.1 billion and an increase to future pension and postretirement benefit obligations of $3.6 billion, primarily related to remeasurement of the liability based on market conditions on the Raytheon Merger closing date. For further information, see “Note 10: Employee Benefit Plans.” In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the closing date. The assessment did not note any material contingencies related to existing legal or government action.
The fair values of the customer relationship intangible assets were determined by using a discounted cash flow valuation method, which is a form of the income approach. Under this approach, the estimated future cash flows attributable to the asset are adjusted to exclude the future cash flows that can be attributed to supporting assets, such as trade names or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant future cash flows, which require significant management judgement, included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value, using an appropriate discount rate that requires significant judgment by management. The customer relationship intangible assets are being amortized based on the pattern of economic benefits we expect to realize over the estimated economic life of the underlying programs. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value, using forecasted revenue growth rate projections and a discount rate, respectively, that requires significant judgment by management. The tradename intangible assets have been determined to have an indefinite life. The developed technology intangible assets are being amortized based on the pattern of economic benefits.

The intangible assets included above consist of the following:

(dollars in millions)	Fair Value	Useful Life
Acquired customer relationships	$12,900	25 years
Acquired tradenames	5,430	Indefinite
Acquired developed technology	800	5 to 7 years
Total identifiable intangible assets	$19,130
We also identified customer contractual obligations on loss making programs and recorded liabilities of $222 million related to these programs based on the difference between the actual expected operating loss and a normalized operating profit. These liabilities will be liquidated based on the expected pattern of expenses incurred on these contracts.
We recorded $21.6 billion of goodwill as a result of the Raytheon Merger which primarily relates to expected synergies from combining operations and the value of the existing workforce. The goodwill generated as a result of the Raytheon Merger is nondeductible for tax purposes.
Merger-Related Costs. Merger-related costs have been expensed as incurred. In the quarters ended March 31, 2021 and 2020, we recorded $17 million and $29 million, respectively, of transaction and integration costs, which are included in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
Supplemental Pro-Forma Data. Raytheon Company’s results of operations have been included in RTC’s financial statements for the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The following unaudited supplemental pro-forma data presents consolidated information as if the Raytheon Merger had been completed on January 1, 2019. The pro-forma results were calculated by combining the results of Raytheon Technologies with the stand-alone results of Raytheon Company for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period. The results below reflect Raytheon Technologies on a continuing operations basis, in order to more accurately represent the structure of Raytheon Technologies after completion of the Separation Transactions, the Distributions and the Raytheon Merger.

Quarter Ended March 31,
(dollars in millions, except per share amounts)	2020
Net sales	$18,451
Income from continuing operations attributable to common shareowners	1,239
Basic earnings per share of common stock from continuing operations	$0.82
Diluted earnings per share of common stock from continuing operations	0.82
The unaudited supplemental pro-forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on January 1, 2019, as adjusted for the applicable tax impact.

Quarter Ended March 31,
(dollars in millions)	2020
Amortization of acquired Raytheon Company intangible assets, net (1)	$(270)
Amortization of fixed asset fair value adjustment (2)	(9)
Utilization of contractual customer obligation (3)	8
Deferred revenue fair value adjustment (4)	(4)
Adjustment to non-service pension (income) expense (5)	239
RTC/Raytheon fees for advisory, legal, accounting services (6)	35
Adjustment to interest expense related to the Raytheon Merger, net (7)	9
Elimination of deferred commission amortization (8)	5
$13
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
(4)    Reflects the difference between prepayments related to extended arrangements and the fair value of the assumed performance obligations as they are satisfied.
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
In October 2020, we entered into a definitive agreement to sell our Forcepoint business, which we completed on January 8, 2021, for proceeds of $1.0 billion, net of cash transferred. At December 31, 2020, the related assets of approximately $1.9 billion and liabilities of approximately $855 million were accounted for as held for sale at fair value less cost to sell; however, Forcepoint did not qualify for presentation as discontinued operations. These held for sale assets and liabilities are presented in Other assets, current and Other accrued liabilities, respectively, on our December 31, 2020 Condensed Consolidated Balance Sheet. Assets held for sale included $1.4 billion of goodwill and intangible assets. A further breakout of major classes of assets and liabilities has not been provided as the assets and liabilities held for sale are not material. We did not recognize a pre-tax gain or loss within the Condensed Consolidated Statement of Operations related to the sale of Forcepoint. The results of Forcepoint were included in Eliminations and other in our segment results.
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2021
Collins Aerospace Systems	$31,571	$—	$(98)	$31,473
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space(1)	9,522	30	—	9,552
Raytheon Missiles & Defense(1)	11,608	52	—	11,660
Total Segments	54,264	82	(98)	54,248
Eliminations and other	21	—	(4)	17
Total	$54,285	$82	$(102)	$54,265
(1)    In connection with the previously announced January 1, 2021 reorganization of RIS and RMD, goodwill of $282 million was allocated from RMD to RIS on a relative fair value basis and is reflected in the revised balances at January 1, 2021.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
In the first quarter of 2020, the company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic to be a triggering event requiring us to reassess our goodwill and intangibles valuations as well as significant assumptions of future income from our underlying assets and potential changes in our liabilities, which resulted in no impairment to our goodwill at that time. We did not have a triggering event in the first quarter of 2021.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates, including changes to U.S. treasury rates and equity risk premiums, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including significant future negative developments in the COVID-19 pandemic, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, including the expected long-term recovery of airline travel to pre-COVID-19 levels, would require the Company to record a non-cash impairment charge.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$48	$(36)	$48	$(35)
Collaboration assets	5,047	(1,042)	5,021	(1,024)
Exclusivity assets	2,581	(305)	2,541	(295)
Developed technology and other	928	(364)	906	(316)
Customer relationships	30,237	(5,804)	30,241	(5,262)
	$38,841	$(7,551)	$38,757	$(6,932)
Unamortized:
Trademarks and other	8,709	—	8,714	—
Total	$47,550	$(7,551)	$47,471	$(6,932)
Intangible assets are tested for impairment when events occur that indicate that the net book value may not be recovered from future cash flows. Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our unamortized intangible assets in the first quarter of 2020 and recorded a charge of $40 million related to the impairment of a Collins Aerospace indefinite-lived tradename intangible assets. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets for the quarters ended March 31, 2021 and 2020 were $596 million and $307 million, respectively. The following is the expected amortization of intangible assets for the years 2021 through 2026.

(dollars in millions)	Remaining 2021	2022	2023	2024	2025	2026
Amortization expense	$1,862	$1,953	$2,078	$2,139	$2,034	$1,974

Note 3: Discontinued Operations
As discussed above, on April 2, 2020, Carrier and Otis entered into a Separation and Distribution Agreement with UTC (since renamed Raytheon Technologies Corporation), pursuant to which, among other things, UTC agreed to separate into three independent, publicly traded companies – UTC, Carrier and Otis and distribute all of the outstanding common stock of Carrier and Otis to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020. The Separation Transactions and Distributions were completed on April 3, 2020.
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Loss from discontinued operations attributable to common shareowners is as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Otis	$—	$187
Carrier	—	196
Separation related transactions (1)	(19)	(904)
Loss from discontinued operations attributable to common shareowners	$(19)	$(521)
(1)    Reflects debt extinguishment costs in the quarter ended March 31, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

The following summarized financial information related to discontinued operations has been reclassified from Income from continuing operations attributable to common shareowners and included in Loss from discontinued operations attributable to common shareowners:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Otis
Product sales	$—	$1,123
Service sales	—	1,843
Cost of products sold	—	913
Cost of services sold	—	1,157
Research and development	—	38
Selling, general and administrative expense	—	450
Other income (expense), net	—	(65)
Non-operating (income) expense, net	—	3
Income from discontinued operations, before tax	—	340
Income tax expense from discontinued operations	—	116
Net income from discontinued operations	—	224
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	37
Income from discontinued operations attributable to common shareowners	$—	$187
Carrier
Product sales	$—	$3,143
Service sales	—	741
Cost of products sold	—	2,239
Cost of services sold	—	527
Research and development	—	98
Selling, general and administrative expense	—	669
Other income (expense), net	—	(30)
Non-operating (income) expense, net	—	17
Income from discontinued operations, before tax	—	304
Income tax expense from discontinued operations	—	102
Net income from discontinued operations	—	202
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	6
Income from discontinued operations attributable to common shareowners	$—	$196
Separation related transactions (1)
Selling, general and administrative expense	$20	$154
Non-operating expense, net	—	666
Loss from discontinued operations, before tax	(20)	(820)
Income tax (benefit) expense from discontinued operations	(1)	84
Net loss from discontinued operations	(19)	(904)
Total loss from discontinued operations attributable to common shareowners	$(19)	$(521)
(1)    Reflects debt extinguishment costs in the quarter ended March 31, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

Selected financial information related to cash flows from discontinued operations is as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net cash used in operating activities	$(5)	$(472)
Net cash used in investing activities	—	(241)
Net cash provided by financing activities	5	322
Net cash used in operating activities for the three months ended March 31, 2020 includes the net operating cash flows of Carrier and Otis prior to the Separation Transactions, as well as costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash provided by financing activities for the three months ended March 31, 2020 primarily consists of net transfer activity, partially offset by debt extinguishment costs related to the early repayment of debt.
Note 4: Earnings Per Share

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in millions)	2021	2020
Net income (loss) attributable to common shareowners:
Income from continuing operations	$772	$438
Loss from discontinued operations	(19)	(521)
Net income (loss) attributable to common shareowners	$753	$(83)
Basic weighted average number of shares outstanding	1,511.1	858.4
Stock awards and equity units (share equivalent)	3.0	7.4
Diluted weighted average number of shares outstanding	1,514.1	865.8
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.51	$0.51
Loss from discontinued operations	(0.01)	(0.61)
Net income (loss) attributable to common shareowners	$0.50	$(0.10)
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.51	$0.50
Loss from discontinued operations	(0.01)	(0.60)
Net income (loss) attributable to common shareowners	$0.50	$(0.10)
It may not be possible to recalculate earnings per share (EPS) attributable to common shareowners by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The computation of diluted EPS excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2021 and 2020, the number of stock awards excluded from the computation was 26.7 million and 9.3 million, respectively.
Note 5: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) on significant contracts on a periodic basis and for others, no less than annually or when a change in circumstances warrant a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management’s judgment related to these considerations has become increasingly more significant given the current economic environment primarily caused by the COVID-19 pandemic. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts primarily within our RIS and RMD segments. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Operating profit	$12	$21
Income from continuing operations attributable to common shareowners(1)	9	16
Diluted earnings per share from continuing operations attributable to common shareholders (1)	$0.01	$0.02
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In the quarters ended March 31, 2021 and 2020, revenue was increased by $52 million and $17 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This primarily relates to EAC adjustments that impacted revenue.
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
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2021	December 31, 2020
Accounts receivable	$10,557	$9,800
Allowance for expected credit losses	(520)	(546)
Total accounts receivable, net	$10,037	$9,254
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these arrangements, the Company factored receivables of $1.6 billion and $2.7 billion during the quarters ended March 31, 2021 and 2020, respectively. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At March 31, 2021 and December 31, 2020, the Company had $16 million and $10 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Balance as of January 1	$546	$254
Current period provision for expected credit losses, net of recoveries (1)	(20)	47
Write-offs charged against the allowance for expected credit losses	(5)	(2)
Other, net(2)	(1)	9
Balance as of March 31,	$520	$308
(1)    The current provision for expected credit losses for the quarter ended March 31, 2020 includes $38 million of reserves driven by customer bankruptcies and additional reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2)    Other, net for the quarter ended March 31, 2020 includes a $34 million impact related to the January 1, 2020 adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2021 and December 31, 2020 are as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Contract assets	$10,238	$9,931
Contract liabilities	(12,879)	(12,889)
Net contract liabilities	$(2,641)	$(2,958)
Contract assets increased $307 million during the quarter ended March 31, 2021 primarily due to the timing of billings on certain long-term maintenance contracts. Contract liabilities were relatively consistent during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. We recognized revenue of $1,705 million during the quarter ended March 31, 2021, related to contract liabilities as of January 1, 2021 and $1,183 million during the quarter ended March 31, 2020, related to contract liabilities as of January 1, 2020.
As of March 31, 2021, our contract liabilities include approximately $440 million of advance payments received from a certain Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for credit losses of $222 million and $177 million as of March 31, 2021 and December 31, 2020, respectively. Changes in the allowance for credit losses were not material for the quarters ended March 31, 2021 and 2020.
Note 8: Inventory, net

(dollars in millions)	March 31, 2021	December 31, 2020
Raw materials	$2,995	$3,015
Work-in-process	3,240	2,924
Finished goods	3,263	3,472
Total inventory, net	$9,498	$9,411
Raw materials, work-in-process and finished goods are net of total valuation reserves of $1,842 million and $1,788 million as of March 31, 2021 and December 31, 2020, respectively.
Note 9: Borrowings and Lines of Credit

(dollars in millions)	March 31, 2021	December 31, 2020
Commercial paper	$160	$160
Other borrowings	74	87
Total short-term borrowings	$234	$247
As of March 31, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
As of March 31, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and a $2.0 billion revolving credit agreement that we entered into in May 2020 and there were no borrowings outstanding under these agreements.
We did not issue long-term debt during the quarter ended March 31, 2021.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Carrier and Otis issued and the Company repaid long-term debt in the quarter ended March 31, 2020, which are included in the tables below.
We had the following issuances of long-term debt during the quarter ended March 31, 2020, which is inclusive of issuances made by Carrier and Otis prior to the Distributions, the proceeds of which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore, these issuances were treated as a distribution from discontinued operations within financing activities from continuing operations on our Condensed Consolidated Statement of Cash Flows:

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

We made the following repayments of long-term debt during the quarters ended March 31, 2021 and 2020:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
March 1, 2021	8.750% notes due 2021	$250
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
(1)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $660 million for the quarter ended March 31, 2020, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions.
(2)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2021	December 31, 2020
8.750% notes due 2021	$—	$250
3.100% notes due 2021	250	250
2.800% notes due 2022	1,100	1,100
2.500% notes due 2022 (2)	1,100	1,100
3.650% notes due 2023 (1)	171	171
3.700% notes due 2023	400	400
3.200% notes due 2024	950	950
3.150% notes due 2024 (2)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027	1,300	1,300
7.200% notes due 2027 (2)	382	382
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (2)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value) (1)	590	612
2.250% notes due 2030 (1)	1,000	1,000
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134

7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (2)	600	600
4.700% notes due 2041 (2)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043	400	400
4.200% notes due 2044 (2)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
Other (including finance leases)	296	292
Total principal long-term debt	31,202	31,470
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	102	106
Total long-term debt	31,304	31,576
Less: current portion	1,369	550
Long-term debt, net of current portion	$29,935	$31,026
(1)    We may redeem these notes at our option pursuant to their terms.
(2)    Debt assumed in the Raytheon Merger.
The average maturity of our long-term debt at March 31, 2021 is approximately 14 years. The average interest expense rate on our total borrowings for the quarters ended March 31, 2021 and 2020 was as follows:

	Quarter Ended March 31,
	2021	2020
Average interest expense rate	4.1%	3.8%

Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
On April 3, 2020, UTC completed the Separation Transactions, which included the transfer of certain defined benefit plans from UTC to Carrier and Otis. The plans transferred were primarily international plans with the majority of the UTC defined benefit liability remaining with Raytheon Technologies. All service cost previously associated with Carrier and Otis was reclassified to discontinued operations. For non-service pension (income) expense and pension liabilities, generally only the portions related to the defined benefit plans transferred to Carrier and Otis as part of the Separation Transactions were reclassified to discontinued operations.
Raytheon Company has both funded and unfunded domestic and foreign defined benefit pension and PRB plans. As of the merger date, the Raytheon Company plans were remeasured at fair value using accounting policies consistent with the UTC plans. The deferred pension and PRB plan losses included in Raytheon Company’s accumulated other comprehensive income (loss) as of the merger date were eliminated and are no longer subject to amortization in net periodic benefit (income) expense. Amounts prior to the merger date of April 3, 2020 do not include the Raytheon Company pension plan results.

Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	7	8
PRB plans	—	—
Defined contribution plans	271	213
Future pension and postretirement benefit obligations on the Condensed Consolidated Balance Sheet consists of the following:

(dollars in millions)	March 31, 2021	December 31, 2020
Long-term pension liabilities	$8,669	$9,131
Long-term PRB liabilities	1,073	1,072
Other pension and PRB related items	66	139
Total long-term pension and PRB liabilities	$9,808	$10,342
The following table illustrates the components of net periodic benefit (income) expense for our defined pension and PRB plans:

	Pension Benefits Quarter Ended March 31,		PRB Quarter Ended March 31,
(dollars in millions)	2021	2020	2021	2020
Operating expense
Service cost	$131	$37	$2	$1
Non-operating expense
Interest cost	312	253	6	6
Expected return on plan assets	(868)	(521)	(5)	(1)
Amortization of prior service cost (credit)	(42)	13	(1)	(1)
Recognized actuarial net loss (gain)	109	86	(2)	(3)
Net settlement and curtailment loss (gain)	—	—	—	—
Non-service pension (income) expense	(489)	(169)	(2)	1
Total net periodic benefit (income) expense	$(358)	$(132)	$—	$2
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets, current in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts consisted of the following:

(dollars in millions)	March 31, 2021	December 31, 2020
Marketable securities held in trusts	$879	$881

Note 11: Income Taxes
Our effective tax rate was 29.8% and 56.5% in the quarters ended March 31, 2021 and 2020, respectively. Tax expense in the quarter ended March 31, 2021 includes tax charges of $148 million associated with the sale of the Forcepoint business. Tax expense in the quarter ended March 31, 2020 includes net deferred tax charges of $415 million resulting from the Separation Transactions, primarily related to the impairment of deferred tax assets.
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Philippines, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $50 million to $140 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes. Interest on unrecognized tax benefits during the quarters ended March 31, 2021 and 2020 were $143 million and $97 million, respectively. The amount of interest accrued at March 31, 2021 was $9 million.
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
The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close in the second half of 2021. As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017, it is reasonably possible that the Company may recognize non-cash gains in the range of $50 million to $100 million, primarily tax, in the second half of 2021.
Note 12: Restructuring Costs
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During the quarter ended March 31, 2021, we recorded net pre-tax restructuring costs totaling $43 million for new and ongoing restructuring actions.
We recorded charges in the segments as follows:

(dollars in millions)	Quarter Ended March 31, 2021
Pratt & Whitney	$20
Collins Aerospace Systems	18
Corporate expenses and other unallocated items	5
Total	$43
Restructuring charges incurred during the quarter ended March 31, 2021 primarily relate to actions initiated during 2021 and 2020, and were recorded as follows:

(dollars in millions)	Quarter Ended March 31, 2021
Cost of sales	$20
Selling, general and administrative	23
Total	$43
2021 Actions. During the quarter ended March 31, 2021, we recorded net pre-tax restructuring costs of $36 million, comprised of $21 million in Cost of sales and $15 million in Selling, general and administrative expenses. The 2021 actions primarily relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
The following table summarizes the accrual balance and utilization for the 2021 restructuring actions for the quarter ended March 31, 2021:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Restructuring accruals at December 31, 2020	$—	$—	$—
Net pre-tax restructuring costs	24	12	36
Utilization, foreign exchange and other costs	(1)	(3)	(4)
Balance at March 31, 2021	$23	$9	$32

The following table summarizes expected, incurred and remaining costs for the 2021 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2021	Remaining Costs at March 31, 2021
Pratt & Whitney	$20	$(20)	$—
Collins Aerospace Systems	49	(16)	33
Corporate expenses and other unallocated items	—	—	—
Total	$69	$(36)	$33
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2021 and 2022.
2020 Actions. During the quarter ended March 31, 2021, we recorded $4 million of net pre-tax restructuring costs for restructuring actions initiated in 2020 comprised of $6 million in Selling, general and administrative expenses and a reversal of $2 million in Cost of sales. The 2020 actions primarily relate to severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the impact on our operating results related to the current economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and ongoing cost reduction efforts including workforce reductions and consolidation of field operations.
The following table summarizes the accrual balances and utilization for the 2020 restructuring actions for the quarter ended March 31, 2021:

(dollars in millions)	Severance	Facility Exit, and Other Costs	Total
Restructuring accruals at December 31, 2020	$334	$6	$340
Net pre-tax restructuring costs	1	3	4
Utilization, foreign exchange and other costs	(130)	(5)	(135)
Balance at March 31, 2021	$205	$4	$209
The following table summarizes expected, incurred and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2020	Costs Incurred Quarter Ended March 31, 2021	Remaining Costs at March 31, 2021
Pratt & Whitney	$205	$(205)	$—	$—
Collins Aerospace Systems	340	(333)	1	8
Corporate expenses and other unallocated items	237	(232)	(5)	—
Total	$782	$(770)	$(4)	$8
2019 and Prior Actions. During the quarter ended March 31, 2021, we had net pre-tax restructuring costs of $3 million for restructuring actions initiated in 2019 and prior. As of March 31, 2021, we have approximately $32 million of accrual balances remaining related to 2019 and prior actions.
Note 13: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures.
The aggregate notional amount of our outstanding foreign currency hedges was $11.1 billion and $11.6 billion at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$171	$197
	Other accrued liabilities	105	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$22	$44
	Other accrued liabilities	62	32
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations for the quarters ended March 31, 2021 and 2020 are presented in the table below. The amounts of gain or loss are attributable to foreign exchange contract activity and are generally recorded as a component of Product sales when reclassified from Accumulated other comprehensive income (loss).

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Loss recorded in Accumulated other comprehensive loss	$(46)	$(403)
(Gain) loss reclassified from Accumulated other comprehensive loss into Product sales	(14)	29
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of March 31, 2021, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
Assuming current market conditions continue, $22 million of pre-tax losses is expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At March 31, 2021, all derivative contracts accounted for as cash flow hedges will mature by January 2028.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Foreign exchange contracts	$(8)	$(39)

Note 14: Fair Value Measurements
In accordance with the provisions of ASC 820, the following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$879	$813	$66	$—
Derivative assets	193	—	193	—
Derivative liabilities	(167)	—	(167)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$881	$773	$108	$—
Derivative assets	241	—	241	—
Derivative liabilities	(98)	—	(98)	—

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
As of March 31, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$313	$303	$271	$264
Short-term borrowings	(234)	(234)	(247)	(247)
Long-term debt (excluding finance leases)	(31,200)	(35,633)	(31,512)	(38,615)
Long-term liabilities	(28)	(27)	(27)	(25)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$303	$—	$303	$—
Short-term borrowings	(234)	—	(160)	(74)
Long-term debt (excluding finance leases)	(35,633)	—	(35,559)	(74)
Long-term liabilities	(27)	—	(27)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$264	$—	$264	$—
Short-term borrowings	(247)	—	(160)	(87)
Long-term debt (excluding finance leases)	(38,615)	—	(38,540)	(75)
Long-term liabilities	(25)	—	(25)	—

Note 15: Variable Interest Entities
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

(dollars in millions)	March 31, 2021	December 31, 2020
Current assets	$7,670	$6,652
Noncurrent assets	853	868
Total assets	$8,523	$7,520
Current liabilities	$8,372	$7,365
Noncurrent liabilities	83	89
Total liabilities	$8,455	$7,454

Note 16: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2024. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of March 31, 2021 and December 31, 2020, the following guarantees were outstanding:

	March 31, 2021		December 31, 2020
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$314	$6	$322	$6
Third party guarantees	379	2	386	3
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $144 million and $142 million at March 31, 2021 and December 31, 2020, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $118 million and $120 million at March 31, 2021 and December 31, 2020, respectively. For additional information regarding the environmental indemnifications, see “Note 17: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$1,057	$1,033
Warranties and performance guarantees issued	113	90
Settlements	(69)	(87)
Other	(1)	(11)
Balance as of March 31	$1,100	$1,025

Note 17: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, financial condition, results of operations, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. At March 31, 2021 and December 31, 2020, we had $834 million and $835 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.9 billion and $13.4 billion as of March 31, 2021 and December 31, 2020, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases. Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments, which are considered in other contractual commitments, are being capitalized as collaboration intangible assets.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.4 billion as of March 31, 2021.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2021, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional

Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial condition, results of operations or liquidity, either individually or in the aggregate.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations and litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($675 million at March 31, 2021). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($112 million at March 31, 2021). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($72 million at March 31, 2021), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
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
DOJ Investigation, Contract Pricing Disputes and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense business (RMD) since 2009. The investigation includes potential civil defective pricing claims for three RMD contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a different RMD contract entered into in 2017. We are cooperating fully with the DOJ’s ongoing investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a meaningful risk of civil liability for damages, interest and potential penalties. At this time, the Company is unable to predict either the outcome of the criminal investigation or the outcome of any potential civil claims based on facts revealed in, or related to, the investigation. Based on the information available to date, however, we do not believe the results of the investigation or of any potential civil litigation will have a material adverse effect on our financial condition, results of operations or liquidity.
Four shareholder lawsuits were filed against the Company after the DOJ investigation was first disclosed. A putative securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its executives alleging that the defendants violated federal securities laws by making material misstatements in regulatory filings regarding internal controls over financial reporting in RMD. Three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the former Raytheon Company Board of Directors, the Company and certain of its executives, each alleging that defendants violated federal securities laws and breached their fiduciary duties by engaging in improper accounting practices, failing to implement sufficient internal financial and compliance controls, and making a series of false and misleading statements in regulatory filings. We believe that each of these lawsuits lacks merit.
Darnis, et al.
As previously disclosed, August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint claims that the defendants are liable for breach of certain equity compensation plans and for breach of fiduciary duty, and also asserts claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). We believe that the Company has meritorious defenses to these claims. At this time, the Company is unable to predict the outcome, or the possible range of loss, if any, which could result from this action.
Where appropriate, we have recorded loss contingency accruals for the above-referenced matters, and the amount in aggregate is not material.
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
In the ordinary course of business, the Company and its subsidiaries are also routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax and other laws. In some instances, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our competitive position, financial condition, results of operations, or liquidity.

Note 18: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	(176)	(10)	(46)	(232)
Amounts reclassified, pre-tax	—	64	(14)	50
Tax benefit (expense)	(5)	(12)	12	(5)
Balance at March 31, 2021	$529	$(4,441)	$(9)	$(3,921)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive income (loss) before reclassifications, net	(1,445)	8	(403)	(1,840)
Amounts reclassified, pre-tax	—	102	29	131
Tax expense (benefit)	9	(31)	92	70
Balance at March 31, 2020	$(4,647)	$(6,693)	$(448)	$(11,788)

Note 19: Segment Financial Data
Our operations, for the periods presented herein, are classified into four principal segments: Collins Aerospace, Pratt & Whitney, RIS and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020.
As previously announced, effective January 1, 2021, we reorganized certain product areas of our Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) businesses to more efficiently leverage our capabilities. The amounts and presentation of our business segments, including intersegment activity, set forth in this Form 10-Q reflect this reorganization. The reorganization does not impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows.
As a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. Generally Accepted Accounting Principles (GAAP) and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. We generally expect to recover the related RIS and RMD pension and PRB liabilities over time through the pricing of our products and services to the U.S. government. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments. Results for the quarters ended March 31, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2021	2020	2021	2020	2021	2020
Collins Aerospace Systems	$4,370	$6,438	$314	$1,246	7.2%	19.4%
Pratt & Whitney	4,030	5,353	20	475	0.5%	8.9%
Raytheon Intelligence & Space	3,765	—	388	—	10.3%	—%
Raytheon Missiles & Defense	3,793	—	496	—	13.1%	—%
Total segment	15,958	11,791	1,218	1,721	7.6%	14.6%
Eliminations and other(1)	(707)	(431)	(31)	(25)
Corporate expenses and other unallocated items (2)	—	—	(81)	(130)
FAS/CAS operating adjustment	—	—	423	—
Acquisition accounting adjustments	—	—	(516)	(271)
Consolidated	$15,251	$11,360	$1,013	$1,295	6.6%	11.4%
(1)    Includes the operating results of certain smaller non-reportable business segments.
(2)    The net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project of $58 million in the quarter ended March 31, 2021 are included in Corporate operating profit as they are not included in management’s evaluation of business segment results. No amounts were recorded in the quarter ended March 31, 2020.
We disaggregate our contracts from customers by geographic location based on customer location, by customer and by sales type. Our geographic location based on customer location uses end user customer location where known or practical to determine, or in instances where the end user customer is not known or not practical to determine, we utilize “ship to” location as the customer location. In addition, for our RIS and RMD segments, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Historical results have been recast to reflect the presentation of this disaggregation.
Segment sales disaggregated by geographic region for the quarters ended March 31, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,242	$2,159	$2,965	$2,357	$7	$9,730	$3,144	$2,355	$—	$—	$5	$5,504
Asia Pacific	405	793	204	370	—	1,772	604	1,421	—	—	—	2,025
Middle East and North Africa	95	104	133	660	—	992	143	172	—	—	—	315
Europe	1,079	626	114	327	1	2,147	1,745	1,017	—	—	—	2,762
Canada and All Other	217	348	29	16	—	610	372	382	—	—	—	754
Consolidated net sales	4,038	4,030	3,445	3,730	8	15,251	6,008	5,347	—	—	5	11,360
Inter-segment sales	332	—	320	63	(715)	—	430	6	—	—	(436)	—
Business segment sales	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251	$6,438	$5,353	$—	$—	$(431)	$11,360

Segment sales disaggregated by customer for the quarters ended March 31, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$1,222	$1,262	$2,900	$2,357	$7	$7,748	$1,289	$1,239	$—	$—	$—	$2,528
Foreign military sales through the U.S. government	40	242	208	805	—	1,295	55	271	—	—	—	326
Foreign government direct commercial sales	245	139	229	567	—	1,180	225	138	—	—	—	363
Commercial aerospace and other commercial	2,531	2,387	108	1	1	5,028	4,439	3,699	—	—	5	8,143
Consolidated net sales	4,038	4,030	3,445	3,730	8	15,251	6,008	5,347	—	—	5	11,360
Inter-segment sales	332	—	320	63	(715)	—	430	6	—	—	(436)	—
Business segment sales	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251	$6,438	$5,353	$—	$—	$(431)	$11,360
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$3,182	$2,423	$2,676	$3,375	$8	$11,664	$4,905	$3,255	$—	$—	$5	$8,165
Service	856	1,607	769	355	—	3,587	1,103	2,092	—	—	—	3,195
Consolidated net sales	4,038	4,030	3,445	3,730	8	15,251	6,008	5,347	—	—	5	11,360
Inter-segment sales	332	—	320	63	(715)	—	430	6	—	—	(436)	—
Business segment sales	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251	$6,438	$5,353	$—	$—	$(431)	$11,360
RIS and RMD segment sales disaggregated by contract type for the quarter ended March 31, 2021 are as follows:

	2021
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,471	$2,251
Cost-type	1,974	1,479
Consolidated net sales	$3,445	$3,730

Note 20: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $147.4 billion and $150.1 billion as of March 31, 2021 and December 31, 2020, respectively. Of the total RPO as of March 31, 2021, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic, which may result in customer delays or order cancellations.
Note 21: Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the Credit Loss Standard) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period. This ASU requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2020 utilizing a modified retrospective approach. A cumulative-effect non-cash adjustment to retained earnings as of January 1, 2020 was recorded in the amount of $59 million. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions of Topic 740 including the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income from other items; the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; the exception to the ability to reverse a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. There are also additional areas of guidance related to franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. We adopted the new standard effective January 1, 2021. The adoption of this standard did not, and is not expected to, have an impact on the Company’s Condensed Consolidated Financial Statements.
Other new pronouncements issued but not effective until after March 31, 2021 are not expected to have a material impact on our financial condition, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters ended March 31, 2021 and 2020, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 27, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), of changes in equity, and of cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2020 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries. On April 3, 2020, United Technologies Corporation (UTC) completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. Immediately following the Separation Transactions and Distributions, on April 3, 2020, UTC and Raytheon Company completed their all-stock merger of equals transaction (the Raytheon Merger), pursuant to which Raytheon Company became a wholly-owned subsidiary of UTC and UTC was renamed Raytheon Technologies Corporation. As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD).
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar with a quarter end of April 4, 2021 while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of March 31, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarter ended March 31 with respect to RIS or RMD, we are referring to their April 4, 2021 fiscal quarter end. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
The current status of significant factors affecting our business environment in 2021 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2020 Annual Report on Form 10-K.
Industry Considerations
Our worldwide operations can be affected by industrial, economic and political factors on both a regional and global level. Our operations include original equipment manufacturer (OEM) and extensive related aftermarket parts and services related to our aerospace operations. Our defense business serves both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers. Our business mix also reflects the combination of shorter cycles on our commercial aerospace spares contracts and certain service contracts in our defense business primarily at RIS, and longer cycles in our aerospace OEM and aftermarket maintenance contracts and on our defense contracts to design, develop, manufacture or modify complex equipment. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
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
Collins Aerospace and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles and the general economic health of airline carriers are key barometers for our commercial aerospace operations. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Many of our aerospace operations’ customers are covered under long-term aftermarket service agreements at both Collins Aerospace and Pratt & Whitney, which are inclusive of both spare parts and services.
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities from a new U.S. Administration and the global political environment. Total sales to the U.S. government, excluding foreign military sales, were $7.7 billion and $2.5 billion for the quarters ended March 31, 2021 and 2020, or 51% and 22% of total net sales for those periods, respectively.

Impact of the COVID-19 Pandemic
In 2020, the coronavirus disease 2019 (COVID-19) negatively impacted both the U.S. and global economy and our business and operations and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses. We continue to monitor these trends and are working closely with our customers to actively mitigate costs and adjust production schedules to accommodate these declines in demand. Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there is significant uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. While we have begun to see some indications that commercial air travel is recovering in certain areas of demand, other areas continue to lag. As a result, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) contains numerous provisions which may impact us. We continue to refine our understanding of the impact of the CARES Act on our business, and ongoing government guidance related to COVID-19 that may be issued. In addition, Congress passed the American Rescue Plan Act of 2021 (ARPA) in March 2021, which included pension funding relief provisions. For further discussion, refer to the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below.
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our business for the remainder of 2021. With regard to political conditions, in July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply us with components, some of which are sole-sourced, primarily in our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, in October 2020, the People’s Republic of China (China) announced that it may sanction RTC in connection with a possible Foreign Military Sale to Taiwan of six MS-110 Reconnaissance Pods and related equipment manufactured by Collins Aerospace. Foreign Military Sales are government-to-government transactions that are initiated by, and carried out at the direction of, the U.S. government. To date, the Chinese government has not imposed sanctions on RTC or indicated the nature or timing of any future potential sanctions or other actions. If China were to impose sanctions or take other regulatory action against RTC, our suppliers, teammates or partners, it could potentially disrupt our business operations. The impact of potential sanctions or other actions by China cannot be determined at this time.
The recent change in the U.S. administration could result in changes to the U.S. government’s foreign policies that may impact regulatory approval for direct commercial sales contracts for certain of our products and services to certain foreign customers. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of March 31, 2021, our contract liabilities include approximately $440 million of advance payments received from a certain Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
See Part II, Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2020 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2021.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context. As discussed further above in “Business Overview,” the results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. In addition, as a result of the Separation Transactions and the Distributions, the historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net Sales	$15,251	$11,360
The factors contributing to the total change year-over-year in total net sales for the quarter ended March 31, 2021 are as follows:

(dollars in millions)	Quarter Ended March 31, 2021
Organic(1)	$(3,180)
Acquisitions and divestitures, net	7,039
Other	32
Total change	$3,891
(1)    We provide the organic change in net sales for our consolidated results of operations. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net and the effect of foreign currency exchange rate fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to reported U.S Generally Accepted Accounting Principles (GAAP) amounts is provided in the table above.
Net sales decreased $3,180 million organically in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. This decrease reflects lower organic sales of $2.0 billion at Collins Aerospace, primarily driven by lower commercial aerospace aftermarket sales and lower commercial aerospace OEM sales primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $1.4 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic. The $7,039 million increase in net sales related to Acquisitions and divestitures, net for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net is the impact of the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Net Sales
Products	$11,664	$8,165	76.5%	71.9%
Services	3,587	3,195	23.5%	28.1%
Total net sales	$15,251	$11,360	100%	100%
Refer to “Note 19: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $3,499 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily due to an increase in external product sales of $6.1 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product sales of $1.7 billion at Collins Aerospace and $0.8 billion at Pratt & Whitney.
Net services sales increased $392 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily due to an increase in external services sales of $1.1 billion due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services sales of $0.5 billion at Pratt & Whitney and $0.2 billion at Collins Aerospace.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Sales to the U.S. government(1)	$7,748	$2,528	50.8%	22.3%
Foreign military sales through the U.S. government	1,295	326	8.5%	2.9%
Foreign government direct commercial sales	1,180	363	7.7%	3.2%
Commercial aerospace and other commercial sales	5,028	8,143	33.0%	71.7%
Total net sales	$15,251	$11,360	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Total cost of sales	$12,537	$8,572
Percentage of net sales	82.2%	75.5%
The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2021 are as follows:

(dollars in millions)	Quarter Ended March 31, 2021
Organic(1)	$(1,677)
Acquisitions and divestitures, net	5,672
Restructuring	14
FAS/CAS operating adjustment	(375)
Acquisition accounting adjustments	284
Other	47
Total change	$3,965
(1)    We provide the organic change in cost of sales for our consolidated results of operations. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net; restructuring costs; the FAS/CAS operating adjustment; costs related to certain acquisition accounting adjustments; and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic decrease in total cost of sales of $1,677 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily driven by the organic sales decreases noted above. The increase in cost of sales related to Acquisitions and divestitures, net of $5,672 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is primarily driven by the Raytheon Merger on April 3, 2020. Included in the change in Acquisitions and divestitures, net is the impact of the sale of the Collins Aerospace military GPS and space-based precision optics businesses sold in the third quarter of 2020.

For further discussion on Restructuring costs see the “Restructuring Costs” section below. For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Cost of sales
Products	$9,974	$6,629	65.4%	58.4%
Services	2,563	1,943	16.8%	17.1%
Total cost of sales	$12,537	$8,572	82.2%	75.5%
Net products cost of sales increased $3,345 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily due to an increase in external product cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace and Pratt & Whitney principally driven by the products sales decreases noted above.
Net services cost of sales increased $620 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily due to an increase in external services cost of sales due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external services cost of sales at Pratt & Whitney and Collins Aerospace principally driven by the services sales decreases noted above.
Research and Development

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Company-funded	$589	$535
Percentage of net sales	3.9%	4.7%
Customer-funded (1)	$1,132	$627
Percentage of net sales	7.4%	5.5%
(1)    Customer-funded research and development costs are included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected. The increase in company-funded research and development of $54 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily driven by $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Pratt & Whitney and Collins Aerospace, which includes the impact of cost reduction initiatives.
The increase in customer-funded research and development of $505 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020.
Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Selling, general and administrative expenses	$1,220	$977
Percentage of net sales	8.0%	8.6%
Selling, general and administrative expenses increased $243 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily driven by $0.4 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion at Pratt & Whitney and Collins Aerospace, primarily driven by prior year charges related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses, and includes the impact of cost reduction initiatives.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses. See “Note 12: Restructuring Costs” within Item 1 of this Form 10-Q and Restructuring Costs, below, for further discussion.

Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Other income, net	$108	$19
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. The increase in Other income, net of $89 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily due to a prior year impairment of a Collins Aerospace tradename of $40 million resulting from the projected impact of COVID-19 and $29 million related to foreign government wage subsidies due to COVID-19 at Pratt & Whitney in the quarter ended March 31, 2021.
Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Operating profit	$1,013	$1,295
Operating profit margin	6.6%	11.4%
The decrease in Operating profit of $282 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily driven by the operating performance at our segments as described below in the individual segment results and an increase in acquisition accounting adjustments of $245 million primarily related to the Raytheon Merger, partially offset by an increase in our FAS/CAS operating adjustment of $423 million due to the Raytheon Merger. Included in the decrease in Operating profit was an increase in restructuring costs of $35 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments.
Non-service Pension (Income) Expense

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Non-service pension (income) expense	$(491)	$(168)
The change in Non-service pension (income) expense of $323 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily driven by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, and to a lesser extent, a decrease in the discount rate and prior year pension asset returns exceeding our expected return on assets (EROA) assumption.
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Interest expense	$357	$339
Interest income	(11)	(7)
Interest expense, net	$346	$332
Average interest expense rate	4.1%	3.8%
Interest expense, net in the quarter ended March 31, 2021, was relatively consistent with the quarter ended March 31, 2020. Included in the increase in interest expense was a $45 million change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, which was partially offset by a decrease in interest expense primarily due to the repayment of long-term debt. The average maturity of certain long-term debt at March 31, 2021 is approximately 14 years.
Income Taxes

	Quarter Ended March 31,
	2021	2020
Effective income tax rate	29.8%	56.5%
The effective tax rate for the quarter ended March 31, 2021 includes a $148 million tax charge related to the sale of our Forcepoint business.
The effective tax rate for the quarter ended March 31, 2020 includes $415 million of deferred tax charges resulting from the Separation Transactions, primarily related to the impairment of deferred tax assets.

Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net income from continuing operations attributable to common shareowners	$772	$438
Diluted earnings per share from continuing operations	$0.51	$0.50
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2021 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $398 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.26;
•tax expense of $148 million related to the sale of our Forcepoint business, which had an unfavorable impact on diluted EPS from continuing operations of $0.10; and
•restructuring charges of $33 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.02.
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2020 includes the following:
•acquisition accounting adjustments of $179 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.21;
•net deferred tax charges of $415 million resulting from the Separation Transactions primarily related to the impairment of deferred tax assets, which had an unfavorable impact on diluted EPS from continuing operations of $0.48;
•increased estimates of expected credit losses driven by customer bankruptcies and additional allowances for credit losses of $55 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.06; and
•the impairment of a Collins Aerospace tradename of $31 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.04.
Net Loss from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net loss from discontinued operations attributable to common shareowners	$(19)	$(521)
Diluted loss per share from discontinued operations	$(0.01)	$(0.60)
On April 3, 2020, we completed the separation of our commercial businesses, Carrier and Otis. Effective as of such date, the historical results of the Carrier and Otis segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
The decrease in net loss from discontinued operations attributable to common shareowners of $502 million and the related change in diluted loss per share from discontinued operations of $0.59 in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily due to higher prior year costs associated with the separation of our commercial businesses, including debt extinguishment costs of $577 million, net of tax in connection with the early repayment of outstanding principal, partially offset by prior year Carrier and Otis operating activity, as the Separation Transactions occurred on April 3, 2020.
Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net income (loss) attributable to common shareowners	$753	$(83)
Diluted earnings (loss) per share from operations	$0.50	$(0.10)
The increase in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the quarter ended March 31, 2021 was driven by the change from discontinued operations, as discussed above in Net Loss from Discontinued Operations and the increase in continuing operations, as discussed above in Net Income from Continuing Operations Attributable to Common Shareowners.

RESTRUCTURING COSTS

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Restructuring costs	$43	$8
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
2021 Actions. During the quarter ended March 31, 2021, we recorded net pre-tax restructuring charges of $36 million, primarily related to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities initiated in 2021. We expect to incur additional restructuring charges of $33 million to complete these actions. We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions initiated in 2021 by 2022. We expect recurring pre-tax savings related to these actions to reach approximately $40 million annually within one to two years. Approximately 65% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2021, we had cash outflows of $2 million related to the 2021 actions.
2020 Actions. During the quarters ended March 31, 2021 and 2020, we recorded $4 million and $2 million respectively, of net pre-tax restructuring charges for actions initiated in 2020. We expect to incur additional restructuring charges of $8 million to complete these actions. We are targeting to complete in 2021 the majority of the remaining workforce and facility related cost reduction actions initiated in 2020. We expect annual recurring pre-tax savings related to these actions to reach approximately $1.2 billion annually within two years of initiating these actions. Approximately 85% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the quarter ended March 31, 2021, we had cash outflows of $132 million related to the 2020 actions.
In addition, during the quarters ended March 31, 2021 and 2020, we recorded $3 million and $6 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2019 and prior. For additional discussion of restructuring, see “Note 12: Restructuring Costs” within Item 1 of this Form 10-Q.
SEGMENT REVIEW
As discussed further above in Business Overview, on April 3, 2020, we completed the Separation Transactions, Distributions and the Raytheon Merger. The results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
As previously announced, effective January 1, 2021, we reorganized certain product areas of our Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) businesses to more efficiently leverage our capabilities. The amounts and presentation of our business segments, including intersegment activity, set forth in this Form 10-Q reflect this reorganization. The reorganization does not impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows.
As a result of the Raytheon Merger, we now present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. Generally Accepted Accounting Principles (GAAP) and our pension and postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. We generally expect to recover the related RIS and RMD pension and PRB liabilities over time through the pricing of our products and services to the U.S. government. Because the Collins Aerospace and Pratt & Whitney segments generally record pension and PRB expense on a FAS basis, historical results were not impacted by this change in segment reporting.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Collins Aerospace Systems	$4,370	$6,438
Pratt & Whitney	4,030	5,353
Raytheon Intelligence & Space	3,765	—
Raytheon Missiles & Defense	3,793	—
Total segment	15,958	11,791
Eliminations and other	(707)	(431)
Consolidated	$15,251	$11,360
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Collins Aerospace Systems	$314	$1,246
Pratt & Whitney	20	475
Raytheon Intelligence & Space	388	—
Raytheon Missiles & Defense	496	—
Total segment	1,218	1,721
Eliminations and other	(31)	(25)
Corporate expenses and other unallocated items	(81)	(130)
FAS/CAS operating adjustment	423	—
Acquisition accounting adjustments	(516)	(271)
Consolidated	$1,013	$1,295
Included in segment operating profit are Estimate at Completion (EAC) adjustments, which relate to changes in operating profit and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 5: Changes in Contract Estimates at Completion” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and given the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments.
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Gross favorable	$312	$137
Gross unfavorable	(300)	(116)
Total net EAC adjustments	$12	$21
As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date because only the unperformed portion of the contract at the merger date represents an obligation of the Company. The decrease in net EAC adjustments of $9 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily due to an unfavorable change in net EAC adjustments of $63 million at Collins Aerospace spread across numerous individual programs with no individual or common significant driver, partially offset by net favorable EAC adjustments of $35 million at RMD and $29 million at RIS in the quarter ended March 31, 2021 due to the Raytheon Merger. Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.

Backlog and Defense Bookings. Total backlog was approximately $147.4 billion and $150.1 billion as of March 31, 2021 and December 31, 2020, respectively, which includes defense backlog of $65.2 billion and $67.3 billion as of March 31, 2021 and December 31, 2020, respectively. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins Aerospace and Pratt & Whitney segments. Defense bookings were approximately $8.5 billion and $3.2 billion for the quarters ended March 31, 2021 and 2020, respectively.
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
Collins Aerospace Systems

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Net Sales	$4,370	$6,438	(32)%
Operating Profit	314	1,246	(75)%
Operating Profit Margins	7.2%	19.4%
Quarter Ended March 31, 2021 Compared with Quarter Ended March 31, 2020

	Factors Contributing to Total Change
	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,964)	$(136)	$—	$32	$(2,068)
Operating Profit	(859)	(45)	(12)	(16)	(932)
(1)    We provide the organic change in net sales and operating profit for our segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net; restructuring costs; and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales decrease of $2.0 billion in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily relates to lower commercial aerospace aftermarket sales of $1.0 billion, including declines across all aftermarket sales channels, and lower commercial aerospace OEM sales of $1.0 billion. These reductions were primarily due to the current economic environment principally driven by the COVID-19 pandemic which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by an increase in military sales of $0.1 billion.
The organic profit decrease of $0.9 billion in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily due to lower commercial aerospace operating profit of $1.0 billion principally driven by the lower commercial aerospace aftermarket sales volume discussed above. This decrease was partially offset by lower Selling, general and administrative expenses and Research and development costs of $0.1 billion in total, which includes the impact of cost reduction initiatives.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Net Sales	$4,030	$5,353	(25)%
Operating Profit	20	475	(96)%
Operating Profit Margins	0.5%	8.9%

Quarter Ended March 31, 2021 Compared with Quarter Ended March 31, 2020

	Factors Contributing to Total Change
	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,352)	$—	$—	$29	$(1,323)
Operating Profit	(448)	—	(20)	13	(455)
(1)    We provide the organic change in net sales and operating profit for our segments. We believe that these measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net; restructuring costs; and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above. For Pratt & Whitney only, Other also includes the transactional impact of foreign exchange hedging at Pratt & Whitney Canada due to its significance to Pratt & Whitney’s overall operating results.
The organic sales decrease of $1.4 billion in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 primarily reflects lower commercial aftermarket sales of $0.9 billion, primarily due to a significant reduction in shop visits and related spare part sales, and lower commercial OEM sales of $0.5 billion, primarily due to a significant reduction in commercial engine deliveries, all principally driven by the current economic environment primarily due to the COVID-19 pandemic. Military sales were up slightly in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020.
The organic profit decrease of $0.4 billion in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily driven by lower commercial aerospace operating profit of $0.6 billion principally due to the aftermarket sales volume decrease discussed above and unfavorable mix. This decrease was partially offset by lower Research and development costs of $0.1 billion, which includes the impact of cost reduction initiatives, and lower Selling, general and administrative expenses of $0.1 billion primarily driven by the absence of a $62 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses in the quarter ended March 31, 2020. Included in organic profit in the quarter ended March 31, 2021 was other income of $29 million related to foreign government wage subsidies due to COVID-19.
In the quarter ended March 31, 2021, Pratt & Whitney had two notable defense bookings for $593 million in total for F-135 sustainment services.
Raytheon Intelligence & Space

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Net Sales	$3,765	—	NM
Operating Profit	388	—	NM
Operating Profit Margins	10.3%	—	NM
Bookings	$3,726	—	NM
NM = Not meaningful
The increase in net sales of $3,765 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was due to the Raytheon Merger on April 3, 2020.
The increase in operating profit of $388 million and the related increase in operating profit margins in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was due to the Raytheon Merger.
Backlog and Bookings– Backlog was $19,225 million at March 31, 2021 and $19,166 million at December 31, 2020. In the quarter ended March 31, 2021, RIS booked $1,427 million on a number of classified contracts, $227 million on a missile warning and defense contract, $199 million on an international tactical airborne radar sustainment contract and $185 million on an international training contract with the U.K. Royal Navy.

Raytheon Missiles & Defense

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Net Sales	$3,793	—	NM
Operating Profit	496	—	NM
Operating Profit Margins	13.1%	—	NM
Bookings	$2,532	—	NM
NM = Not meaningful
The increase in net sales of $3,793 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was due to the Raytheon Merger on April 3, 2020.
The increase in operating profit of $496 million and the related increase in operating profit margins in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, was due to the Raytheon Merger.
Backlog and Bookings– Backlog was $27,710 million at March 31, 2021 and $29,103 million at December 31, 2020. In the quarter ended March 31, 2021, RMD booked $518 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM) for the U.S. Air Force and Navy and international customers and $247 million to provide Patriot engineering services support for the U.S. Army and international customers.
Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments, including Forcepoint, LLC, which was acquired as part of the Raytheon Merger and subsequently disposed of on January 8, 2021, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2021	2020	2021	2020
Inter segment eliminations	$(715)	$(436)	$(25)	$(13)
Other non-reportable segments	8	5	(6)	(12)
Eliminations and other	$(707)	$(431)	$(31)	$(25)
Other non-reportable segments sales and operating profit for the quarter ended March 31, 2021 was relatively consistent with the quarter ended March 31, 2020.
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

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Corporate expenses and other unallocated items	$(81)	$(130)
Included in the change in Corporate expenses and other unallocated items of $49 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was $58 million of net expenses related to the LTAMDS project acquired as part of the Raytheon Merger, partially offset by other unallocated items with no individual or common significant driver.
FAS/CAS operating adjustment
The segment results of RIS and RMD include pension and PRB expense as determined under U.S. government CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments under U.S. GAAP is the FAS/CAS operating adjustment. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins Aerospace and Pratt & Whitney generally include FAS service cost.

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
FAS service cost (expense)	$(101)	$—
CAS expense	524	—
FAS/CAS operating adjustment	$423	$—
The change in our FAS/CAS operating adjustment of $423 million in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was due to the Raytheon Merger on April 3, 2020.
In response to the economic environment resulting from the COVID-19 pandemic, Congress passed the American Rescue Plan Act of 2021 (ARPA) in March 2021, which included pension funding relief provisions. These provisions extend and expand upon existing pension funding relief, most notably by increasing the liability interest rates used to determine the required cash contributions for our U.S. qualified pension plans. As a result, we expect required cash contributions to our U.S. qualified pension plans to be reduced beginning in 2022.
The ARPA pension funding relief provisions are expected to result in decreases to CAS expense, and the related recovery under our contracts, for our U.S. qualified pension plans beginning in 2022 as the interest rates used to determine pension funding requirements for these plans are also used in determining CAS expense.
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
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Amortization of acquired intangibles	$(587)	$(340)
Amortization of property, plant and equipment fair value adjustment	(19)	(7)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	90	76
Acquisition accounting adjustments	$(516)	$(271)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Collins Aerospace Systems	$(149)	$(198)
Pratt & Whitney	(22)	(73)
Raytheon Intelligence & Space	(139)	—
Raytheon Missiles & Defense	(206)	—
Total segment	(516)	(271)
Eliminations and other	—	—
Acquisition accounting adjustments	$(516)	$(271)
The change in the Acquisition accounting adjustments of $245 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, is primarily driven by $345 million related to the Raytheon Merger, principally driven by the amortization of intangibles. Included in Acquisitions accounting adjustments in the quarter ended March 31, 2021 was $47 million of amortization of customer contractual obligations due to the accelerated liquidation of a below-market contract reserve at Collins Aerospace driven by the termination of a customer contract.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$8,579	$8,802
Total debt	31,538	31,823
Total equity	73,308	73,852
Total capitalization (total debt plus total equity)	104,846	105,675
Total debt to total capitalization	30%	30%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at March 31, 2021.
Although our business has been and will continue to be impacted by COVID-19, as discussed above in Business Overview, we currently believe we have sufficient liquidity to withstand the potential impacts.
At March 31, 2021, we had cash and cash equivalents of $8.6 billion, of which approximately 48% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings. We did not repatriate cash in the quarter ended March 31, 2021.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
As of March 31, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of March 31, 2021. The maximum amount of short-term commercial paper borrowings outstanding at any point in time during the quarter ended March 31, 2021 was $660 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
As of March 31, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and a $2.0 billion revolving credit agreement that we entered into in May 2020 and there were no borrowings outstanding under these agreements.
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
The Company has offered a voluntary supply chain finance (SCF) program with a global financial institution which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF program does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the program. In addition, we provide no guarantees or otherwise pay for any of the costs of the program incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institution, as it relates to the program. As such, amounts due to suppliers that have elected to participate in the SCF program are included in Accounts payable on our Condensed Consolidated Balance Sheet and all payment activity related to amounts due to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of March 31, 2021, and December 31, 2020, the amount due to suppliers participating in the SCF program and included in Accounts payable was approximately $377 million and $394 million, respectively. The SCF program does not impact our overall liquidity.
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

Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities from continuing operations	$723	$1,132
Net cash used in operating activities from discontinued operations	(5)	(472)
Operating Activities - Continuing Operations. Cash generated by operating activities from continuing operations in the quarter ended March 31, 2021 was $409 million lower than the same period in 2020. This decrease was primarily due to the RIS and RMD segments as a result of the Raytheon Merger, which includes a cash outflow for accounts payable and accrued liabilities due to the timing of incentive compensation payments. Included in the change in cash generated by operating activities from continuing operations is an unfavorable change in accounts receivable of $1.2 billion primarily driven by an increase in collaborator receivables at Pratt & Whitney largely offset by a related increase to collaborator payables.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $260 million in cash flows from operating activities during the quarter ended March 31, 2021, as compared to the prior year.
We made the following contributions to our U.S. qualified and international defined benefit and PRB plans:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	7	8
PRB plans	—	—
Total	$7	$8
We expect to make total contributions of approximately $50 million to our international defined benefit plans in 2021, which are expected to meet or exceed the current funding requirements.
In response to the economic environment resulting from the COVID-19 pandemic, Congress passed ARPA in March 2021, which included pension funding relief provisions. These provisions extend and expand upon existing pension funding relief, most notably by increasing the liability interest rates used to determine the required cash contributions for our U.S. qualified pension plans. As a result, we expect required cash contributions to our U.S. qualified pension plans to be reduced beginning in 2022.
We made net tax payments of $113 million and $19 million in the quarters ended March 31, 2021 and 2020, respectively.
Operating Activities - Discontinued Operations. The $467 million increase in cash flows used in operating activities from discontinued operations in the quarter ended March 31, 2021 compared to March 31, 2020 was primarily driven by the absence of separation costs in 2021 as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net cash flows provided by (used in) investing activities from continuing operations	$582	$(1,040)
Net cash used in investing activities from discontinued operations	—	(241)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
Investing Activities - Continuing Operations. The $1,622 million change in cash flows provided by (used in) investing activities from continuing operations in the quarter ended March 31, 2021 compared to March 31, 2020 primarily relates to the sale of our Forcepoint business and the timing of our derivative contract settlements, both of which are described below.
Additions to property, plant and equipment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Additions to property, plant and equipment	$(387)	$(325)

Capital expenditures for the quarter ended March 31, 2021 increased by $62 million from the quarter ended March 31, 2020. The reductions in capital expenditures at Collins Aerospace and Pratt & Whitney were more than offset by an increase in capital expenditures driven by the Raytheon Merger.
Dispositions of businesses in the quarter ended March 31, 2021 was $1.0 billion, net of cash transferred and related to the sale of our Forcepoint business. For additional detail, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
Increases to customer financing assets is primarily driven by additional Geared Turbofan engines to support customer fleets and was a use of cash of $95 million and $107 million in quarters ended March 31, 2021 and 2020, respectively. The decline within increases to customer financing assets is due to fewer engines added in the first quarter of 2021 compared to 2020. The decrease in customer financing assets, which provided a source of cash of $14 million in the quarter ended March 31, 2021 compared to $19 million in the quarter ended March 31, 2020, is driven by fewer sales of customer financing assets.
During the quarter ended March 31, 2021, we increased our collaboration intangible assets by $32 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE).
As discussed in “Note 13: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. During the quarters ended March 31, 2021 and 2020, we had net cash receipts of approximately $49 million and net cash payments of $524 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Investing Activities - Discontinued Operations. The $241 million decrease in cash flows used in investing activities from discontinued operations in the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 is primarily driven by outflows from short-term investment activity of $160 million and capital expenditures of $87 million in 2020 which did not recur in 2021, as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2021	2020
Net cash flows (used in) provided by financing activities from continuing operations	$(1,544)	$1,040
Net provided by financing activities from discontinued operations	5	322
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing Activities - Continuing Operations. Financing activities were a cash outflow of $1.5 billion in the quarter ended March 31, 2021 compared to a cash inflow of $1.0 billion in the quarter ended March 31, 2020. This change is driven by the absence of distributions from discontinued operations of $17.2 billion in the quarter ended March 31, 2020 and an increase in share repurchases of $328 million, partially offset by a decrease in long-term debt repayments of $13.5 billion, a $1.0 billion change in net cash transfers to discontinued operations and a decrease in short-term borrowing repayments of $650 million.
We did not issue long-term debt during the quarter ended March 31, 2021.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Carrier and Otis issued and the Company repaid long-term debt in the quarter ended March 31, 2020, which are included in the tables below.
We had the following issuances of long-term debt during the quarter ended March 31, 2020, which is inclusive of issuances made by Carrier and Otis prior to the Distributions, the proceeds of which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore, these issuances were treated as a distribution from discontinued operations within financing activities from continuing operations on our Condensed Consolidated Statement of Cash Flows:

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
We made the following repayments of long-term debt during the quarters ended March 31, 2021 and 2020:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
March 1, 2021	8.750% notes due 2021	$250
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
(1)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $660 million for the quarter ended March 31, 2020, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions.
(2)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
At March 31, 2021, management had remaining authority to repurchase approximately $4.6 billion of our common stock under the December 7, 2020 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Quarter Ended March 31,
(dollars in millions; shares in thousands)	2021		2020
	$	Shares	$	Shares
Shares of Common Stock repurchased	$375	5,197	$47	330
Our Board of Directors authorized the following cash dividends:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Dividends per share of Common Stock	$0.475	$0.735
Total dividends paid	$705	$614
On April 26, 2021 the Board of Directors declared a dividend of $0.51 per share payable June 17, 2021 to shareowners of record at the close of business on May 21, 2021.
Financing Activities - Discontinued Operations. The $317 million decrease in cash flows provided by financing activities from discontinued operations in the quarter ended March 31, 2021 compared to March 31, 2020 is driven by net transfer activity of $1.0 billion, partially offset by $660 million of debt extinguishment costs related to the early repayment of debt in the quarter ended March 31, 2020, none of which recurred in the first quarter of 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2021. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2020 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Raytheon Merger or the Separation Transactions, including estimated synergies and customer cost savings resulting from the Raytheon Merger and the anticipated benefits and costs of the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and countries in which Raytheon Technologies Corporation (RTC) operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end-customer demand in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of pandemic health issues (including the coronavirus disease 2019 (COVID-19) and its effects, among other things, on global supply, demand and distribution capabilities as the COVID-19 pandemic continues and results in an increasingly prolonged period of disruption to air travel and commercial activities generally, and significant restrictions and limitations on businesses, particularly within the aerospace and commercial airlines industries), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
•challenges in the development, production, delivery, support, performance, safety, regulatory compliance and realization of the anticipated benefits (including our expected returns under customer contracts) of advanced technologies and new products and services;
•the scope, nature, impact or timing of acquisition and divestiture activity, including among other things the integration of United Technologies Corporation (UTC) and Raytheon Company’s businesses and the integration of RTC with other businesses acquired before and after the Raytheon Merger, and realization of synergies and opportunities for growth and innovation and incurrence of related costs and expenses, including the possibility that the anticipated benefits from the combination of UTC and Raytheon Company’s businesses or other acquired businesses cannot be realized in full or may take longer to realize than expected, or the possibility that costs or difficulties related to the integration of UTC’s businesses with Raytheon Company’s or other acquired businesses will be greater than expected or may not result in the achievement of estimated synergies within the contemplated time frame or at all;
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
•potential changes in policy positions or priorities that emerge from a new U.S. Administration, including changes in the U.S. Department of Defense (DoD) policies or priorities;
•the effect of changes in tax, environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which RTC and its businesses operate;
•the ability of RTC to retain and hire key personnel and the ability of our personnel to continue to operate our facilities and businesses around the world in light of, among other factors, the COVID-19 pandemic; and
•the intended qualification of (1) the Raytheon Merger as a tax-free reorganization and (2) the Separation Transactions and other internal restructurings as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes.
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Results of Operations,” “Restructuring Costs” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Environmental Matters” and “Governmental Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 17: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding material legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2020 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. in our 2020 Annual Report on Form 10-K (2020 Form 10-K). There have been no material changes from the factors disclosed in our 2020 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2021.

2021	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	589	$67.57	589	$4,960
February 1 - February 28	3,655	71.92	3,655	$4,697
March 1 - March 31	953	75.93	953	$4,625
Total	5,197	$72.16	5,197
On December 7, 2020, our Board of Directors authorized a share repurchase program for up to $5 billion of our common stock, replacing the previous program announced on October 14, 2015. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2021.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
First Amendment, dated March 4, 2021, to Employment Agreement between Gregory J. Hayes and Raytheon Technologies Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 5, 2021).

10.2
Employment Agreement, dated as of June 9, 2019, between Thomas A. Kennedy and United Technologies Corporation, which supersedes Exhibit 10.46 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020. This Exhibit 10.2 is being filed as an administrative correction to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (Commission file number 1-812), which inadvertently contained formatting errors.*

10.3	First Amendment, dated March 4, 2021, to Employment Agreement between Thomas A. Kennedy and Raytheon Technologies Corporation (incorporated by reference to Exhibit 10.2 filed herein).*

10.4
Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020).*

10.5
Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020).*

10.6
Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020).*

10.7
Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020).*

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
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters ended March 31, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the quarters ended March 31, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the quarters ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 27, 2021	By:	/s/ NEIL G. MITCHILL JR.
Neil G. Mitchill Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 27, 2021	By:	/s/ MICHAEL J. WOOD
Michael J. Wood
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)