Form 10-Q
period 2021-06-30
RAYTHEON TECHNOLOGIES CORP
filed 2021-07-27
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
At June 30, 2021 there were 1,507,878,091 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net Sales:
Product sales	$12,179	$10,768	$23,843	$18,933
Service sales	3,701	3,293	7,288	6,488
Total Net Sales	15,880	14,061	31,131	25,421
Costs and Expenses:
Cost of sales - products	9,997	9,620	19,971	16,249
Cost of sales - services	2,658	2,594	5,221	4,537
Research and development	657	695	1,246	1,230
Selling, general and administrative	1,368	1,811	2,588	2,788
Total Costs and Expenses	14,680	14,720	29,026	24,804
Goodwill impairment	—	(3,183)	—	(3,183)
Other income, net	82	82	190	101
Operating profit (loss)	1,282	(3,760)	2,295	(2,465)
Non-operating expense (income), net
Non-service pension benefit	(490)	(237)	(981)	(405)
Interest expense, net	342	335	688	667
Total non-operating expense (income), net	(148)	98	(293)	262
Income (loss) from continuing operations before income taxes	1,430	(3,858)	2,588	(2,727)
Income tax expense (benefit)	342	(38)	687	601
Net income (loss) from continuing operations	1,088	(3,820)	1,901	(3,328)
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	48	24	89	78
Income (loss) from continuing operations attributable to common shareowners	1,040	(3,844)	1,812	(3,406)
Discontinued operations (Note 3):
Loss from discontinued operations, before tax	(10)	(56)	(30)	(232)
Income tax (benefit) expense from discontinued operations	(2)	(65)	(3)	237
Net income (loss) from discontinued operations	(8)	9	(27)	(469)
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	—	—	—	43
Income (loss) from discontinued operations attributable to common shareowners	(8)	9	(27)	(512)
Net income (loss) attributable to common shareowners	$1,032	$(3,835)	$1,785	$(3,918)

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.69	$(2.56)	$1.20	$(2.78)
Income (loss) from discontinued operations	—	0.01	(0.02)	(0.42)
Net income (loss) attributable to common shareowners	$0.69	$(2.55)	$1.18	$(3.20)
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.69	$(2.56)	$1.20	$(2.78)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	(0.42)
Net income (loss) attributable to common shareowners	$0.68	$(2.55)	$1.18	$(3.20)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net income (loss) from continuing and discontinued operations	$1,080	$(3,811)	$1,874	$(3,797)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	258	665	82	(780)
Pension and postretirement benefit plans adjustments	50	(2,286)	104	(2,176)
Change in unrealized cash flow hedging	88	215	28	(159)
Other comprehensive income (loss), before tax	396	(1,406)	214	(3,115)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(30)	519	(35)	589
Other comprehensive income (loss), net of tax	366	(887)	179	(2,526)
Comprehensive income (loss)	1,446	(4,698)	2,053	(6,323)
Less: Comprehensive income attributable to noncontrolling interest	48	30	89	121
Comprehensive income (loss) attributable to common shareowners	$1,398	$(4,728)	$1,964	$(6,444)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$8,051	$8,802
Accounts receivable, net	8,912	9,254
Contract assets	10,485	9,931
Inventory, net	9,548	9,411
Other assets, current	3,883	5,978
Total Current Assets	40,879	43,376
Customer financing assets	3,063	3,144
Fixed assets	26,959	26,346
Accumulated depreciation	(12,294)	(11,384)
Fixed assets, net	14,665	14,962
Operating lease right-of-use assets	1,900	1,880
Goodwill	54,394	54,285
Intangible assets, net	39,523	40,539
Other assets	4,414	3,967
Total Assets	$158,838	$162,153
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$196	$247
Accounts payable	8,043	8,639
Accrued employee compensation	2,233	3,006
Other accrued liabilities	10,361	10,517
Contract liabilities	12,591	12,889
Long-term debt currently due	1,370	550
Total Current Liabilities	34,794	35,848
Long-term debt	29,916	31,026
Operating lease liabilities, non-current	1,563	1,516
Future pension and postretirement benefit obligations	9,929	10,342
Other long-term liabilities	9,885	9,537
Total Liabilities	86,087	88,269
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	30	32
Shareowners’ Equity:
Common Stock	37,183	36,930
Treasury Stock	(11,424)	(10,407)
Retained earnings	48,954	49,423
Unearned ESOP shares	(43)	(49)
Accumulated other comprehensive loss	(3,555)	(3,734)
Total Shareowners’ Equity	71,115	72,163
Noncontrolling interest	1,606	1,689
Total Equity	72,721	73,852
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$158,838	$162,153
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Operating Activities:
Net income (loss) from continuing operations	$1,901	$(3,328)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	2,255	1,839
Deferred income tax provision	175	118
Stock compensation cost	227	135
Net periodic pension and other postretirement income	(715)	(223)
Goodwill impairment charge	—	3,183
Change in:
Accounts receivable	293	1,163
Contract assets	(557)	376
Inventory	(133)	(550)
Other current assets	(258)	(180)
Accounts payable and accrued liabilities	(733)	(1,395)
Contract liabilities	(45)	201
Global pension contributions	(25)	(42)
Other operating activities, net	(336)	45
Net cash flows provided by operating activities from continuing operations	2,049	1,342
Investing Activities:
Capital expenditures	(747)	(783)
Investments in businesses	(6)	—
Dispositions of businesses, net of cash transferred (Note 2)	1,074	234
Cash acquired in Raytheon Merger	—	3,208
Increase in customer financing assets, net	(102)	(129)
Increase in collaboration intangible assets	(60)	(106)
Receipts (payments) from settlements of derivative contracts, net	50	(286)
Other investing activities, net	30	(82)
Net cash flows provided by investing activities from continuing operations	239	2,056
Financing Activities:
Issuance of long-term debt	—	1,984
Distribution from discontinued operations	—	17,207
Repayment of long-term debt	(307)	(15,038)
Decrease in short-term borrowings, net	(51)	(2,045)
Proceeds from Common Stock issued under employee stock plans	2	10
Dividends paid on Common Stock	(1,461)	(1,338)
Repurchase of Common Stock	(1,007)	(47)
Net transfers to discontinued operations	(24)	(1,966)
Other financing activities, net	(271)	(99)
Net cash flows used in financing activities from continuing operations	(3,119)	(1,332)
Discontinued Operations:
Net cash used in operating activities	(24)	(661)
Net cash used in investing activities	—	(241)
Net cash provided by (used in) financing activities	24	(1,481)
Net cash used in discontinued operations	—	(2,383)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	79	(10)
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	—	(76)
Net decrease in cash, cash equivalents and restricted cash	(752)	(403)
Cash, cash equivalents and restricted cash, beginning of period	8,832	4,961
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of period	—	2,459
Cash, cash equivalents and restricted cash, end of period	8,080	7,017
Less: Restricted cash, included in Other assets	29	42
Cash and cash equivalents, end of period	$8,051	$6,975
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2021	2020	2021	2020
Equity beginning balance	$73,308	$41,935	$73,852	$44,231
Common Stock
Beginning balance	36,997	23,099	36,930	23,019
Common Stock plans activity	186	140	253	221
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	10,897	—	10,897
Adjustment to Common Stock for the Otis Distribution	—	2,598	—	2,598
Sale of subsidiary shares from noncontrolling interest, net	—	1	—	—
Ending balance	37,183	36,735	37,183	36,735
Treasury Stock
Beginning balance	(10,780)	(32,665)	(10,407)	(32,626)
Common Stock plans activity	—	(2)	—	2
Common Stock repurchased	(645)	—	(1,020)	(43)
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	22,269	—	22,269
Other	1	—	3	—
Ending balance	(11,424)	(10,398)	(11,424)	(10,398)
Retained Earnings
Beginning balance	49,460	60,826	49,423	61,594
Net income (loss)	1,032	(3,835)	1,785	(3,918)
Adjustment to retained earnings for the Carrier Distribution	—	(5,805)	—	(5,805)
Dividends on Common Stock	(1,510)	(1,427)	(2,215)	(2,041)
Dividends on ESOP Common Stock	(26)	(10)	(37)	(27)
Redeemable noncontrolling interest fair value adjustment	—	(1)	—	—
Other, including the adoption impact of ASU 2016-13 (Note 21)	(2)	(4)	(2)	(59)
Ending balance	48,954	49,744	48,954	49,744
Unearned ESOP Shares
Beginning balance	(46)	(61)	(49)	(64)
Common Stock plans activity	3	5	6	8
Ending balance	(43)	(56)	(43)	(56)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,921)	(11,788)	(3,734)	(10,149)
Other comprehensive income (loss), net of tax	366	(887)	179	(2,526)
Separation of Carrier and Otis	—	3,875	—	3,875
Ending balance	(3,555)	(8,800)	(3,555)	(8,800)
Noncontrolling Interest
Beginning balance	1,598	2,524	1,689	2,457
Net Income	48	24	89	121
Less: Redeemable noncontrolling interest net income	(1)	(1)	(3)	(1)
Other comprehensive income (loss), net of tax	—	6	—	—
Dividends attributable to noncontrolling interest	(39)	(22)	(169)	(80)
Sale of subsidiary shares from noncontrolling interest, net	—	66	—	66
Capital contributions	—	(65)	—	(31)
Separation of Carrier and Otis	—	(865)	—	(865)
Ending balance	1,606	1,667	1,606	1,667
Equity at June 30	$72,721	$68,892	$72,721	$68,892
Supplemental share information
Shares of Common Stock issued under employee plans, net	223	(142)	1,276	1,907
Shares of Common Stock repurchased	7,445	—	12,642	330
Shares of Common Stock issued for Raytheon Company outstanding common stock & equity awards	—	652,638	—	652,638
Dividends declared per share of Common Stock	$1.020	$0.950	$1.495	$1.685
Dividends paid per share of Common Stock	0.510	0.475	0.985	1.210
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2021 and for the quarters and six months ended June 30, 2021 and 2020 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2020 Annual Report on Form 10-K. In addition, we reclassified certain amounts to conform to our current period presentation.
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
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of June 30, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2021 and June 30, 2020 with respect to RIS or RMD, we are referring to their July 4, 2021 and June 28, 2020 fiscal quarter ends, respectively. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
COVID-19 Pandemic. Beginning in 2020, the coronavirus disease 2019 (COVID-19) negatively impacted both the U.S. and global economy and our business and operations and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses.
In the six months ended June 30, 2020 we recorded write-downs of assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•Goodwill impairment charges of $3.2 billion in the quarter ended June 30, 2020 related to two of our Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” for additional information,
•increased estimated credit losses on both our receivables and contract assets of $237 million and $309 million in the quarter and six months ended June 30, 2020, respectively,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $122 million and $133 million in the quarter and six months ended June 30, 2020, respectively,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $57 million in the quarter ended June 30, 2020,

•the impairment of a Collins Aerospace trade name of $17 million and $57 million, in the quarter and six months ended June 30, 2020, respectively, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the quarter ended June 30, 2020.
Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 (2019) results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. We have begun to see indications that commercial air travel is recovering in certain areas of demand; however, other areas continue to lag. As a result, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk. As our commercial aerospace business begins to recover, we expect certain employee-related and discretionary costs, which were subject to prior year cost reduction actions, to return in 2021 and beyond. A recovery may also impact our judgments around credit risk related to estimated credit losses.
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
Allocation of Consideration Transferred to Net Assets Acquired. We accounted for the Raytheon Merger under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree (Raytheon Company) at the fair values on the closing date. During the first quarter of 2021, based on the finalization of our valuation and internal reviews, we completed the purchase price allocation which resulted in a net increase to goodwill of $61 million.

The final purchase price allocation, net of cash acquired, for the acquisition was as follows:

(dollars in millions)
Cash and cash equivalents	$3,208
Accounts receivable, net	1,997
Contract assets	6,023
Inventory, net	705
Other assets, current	940
Fixed assets, net	4,745
Operating lease right-of-use assets	950
Intangible assets, net:	19,130
Customer relationships	12,900
Tradenames/trademarks	5,430
Developed technology	800
Other assets	1,218
Total identifiable assets acquired	38,916
Accounts payable	1,477
Accrued employee compensation	1,492
Other accrued liabilities	1,921
Contract liabilities	3,002
Long-term debt, including current portion	4,700
Operating lease liabilities, non-current portion	738
Future pension and postretirement benefit obligation	11,607
Other long-term liabilities	2,368
Total liabilities acquired	27,305
Total identifiable net assets	11,611
Goodwill	21,589
Redeemable noncontrolling interest	(34)
Total consideration transferred	$33,166
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
Merger-Related Costs. Merger-related costs have been expensed as incurred. In the six months ended June 30, 2021 we recorded $17 million of transaction and integration costs. In the quarter and six months ended June 30, 2020 we recorded $70 million and $99 million, respectively, of transaction and integration costs. These costs are included in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
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

	Quarter Ended	Six Months Ended
(dollars in millions, except per share amounts)	June 30, 2020	June 30, 2020
Net sales	$14,470	$32,921
Loss from continuing operations attributable to common shareowners	(3,732)	(3,014)
Basic earnings (loss) per share of common stock from continuing operations	$(2.49)	$(2.08)
Diluted earnings (loss) per share of common stock from continuing operations	(2.49)	(2.07)
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

	Quarter Ended	Six Months Ended
(dollars in millions)	June 30, 2020	June 30, 2020
Amortization of acquired Raytheon Company intangible assets, net (1)	$—	$(270)
Amortization of fixed asset fair value adjustment (2)	—	(9)
Utilization of contractual customer obligation (3)	—	8
Deferred revenue fair value adjustment (4)	—	(4)
Adjustment to non-service pension (income) expense (5)	—	239
RTC/Raytheon fees for advisory, legal, accounting services (6)	61	96
Adjustment to interest expense related to the Raytheon Merger, net (7)	—	9
Elimination of deferred commission amortization (8)	—	5
	$61	$74
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
In May 2020, in order to meet the requirements for regulatory approval of the Raytheon Merger, we completed the sale of our airborne tactical radios business within our RIS segment for $234 million in cash, net of transaction-related costs. As the transaction occurred subsequent to the Raytheon Merger, the gain of $210 million was not recorded in the Condensed Consolidated Statement of Operations, but rather was recorded as an adjustment to the fair value of net assets acquired in the allocation of consideration transferred to net assets acquired in the Raytheon Merger, as discussed further above. Income before taxes related to the disposed business for the period from the closing of the Raytheon Merger to disposal date was not material.
In October 2020, we entered into a definitive agreement to sell our Forcepoint business, which we completed on January 8, 2021, for proceeds of $1.1 billion, net of cash transferred. At December 31, 2020, the related assets of approximately $1.9 billion and liabilities of approximately $855 million were accounted for as held for sale at fair value less cost to sell; however, Forcepoint did not qualify for presentation as discontinued operations. These held for sale assets and liabilities are presented in Other assets, current and Other accrued liabilities, respectively, on our December 31, 2020 Condensed Consolidated Balance Sheet. Assets held for sale included $1.4 billion of goodwill and intangible assets. A further breakout of major classes of assets and liabilities has not been provided as the assets and liabilities held for sale are not material. We did not recognize a pre-tax gain or loss within the Condensed Consolidated Statement of Operations related to the sale of Forcepoint. The results of Forcepoint were included in Eliminations and other in our segment results.

Goodwill. Changes in our goodwill balances for the six months ended June 30, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2021
Collins Aerospace Systems	$31,571	$—	$26	$31,597
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space(1)	9,522	30	5	9,557
Raytheon Missiles & Defense(1)	11,608	52	—	11,660
Total Segments	54,264	82	31	54,377
Eliminations and other	21	—	(4)	17
Total	$54,285	$82	$27	$54,394
(1)    In connection with the previously announced January 1, 2021 reorganization of RIS and RMD, goodwill of $282 million was allocated from RMD to RIS on a relative fair value basis and is reflected in the revised balances at January 1, 2021.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We did not have a triggering event in the six months ended June 30, 2021.
We considered the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic to be a triggering event in the first and second quarters of 2020, requiring an impairment evaluation of goodwill, intangible assets and other assets in our commercial aerospace businesses, Collins Aerospace and Pratt & Whitney. Beginning in the second quarter of 2020, we observed several airline customer bankruptcies, delays and cancellations of aircraft purchases by airlines, fleet retirements and repositioning of original equipment manufacturer (OEM) production schedules and we experienced significant unfavorable EAC adjustments at our Collins Aerospace and Pratt & Whitney businesses due to a decline in flight hours, aircraft fleet utilization, shop visits and commercial OEM deliveries. These factors contributed to a deterioration of our expectations regarding the timing of a return to pre-COVID-19 commercial flight activity, which further reduced our future sales and cash flows expectations.
In the second quarter of 2020, we evaluated the Collins Aerospace and Pratt & Whitney reporting units for goodwill impairment and determined that the carrying values of two of the six Collins Aerospace reporting units exceeded the sum of discounted future cash flows, resulting in aggregate goodwill impairments of $3.2 billion. For additional discussion, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 8 of our 2020 Annual Report on Form 10-K.
The Company continuously monitors and evaluates relevant events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates, including changes to U.S. treasury rates and equity risk premiums, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including significant future negative developments in the COVID-19 pandemic, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, including the expected long-term recovery of airline travel to pre-COVID-19 levels, would require the Company to record a non-cash impairment charge.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$49	$(36)	$48	$(35)
Collaboration assets	5,081	(1,069)	5,021	(1,024)
Exclusivity assets	2,633	(316)	2,541	(295)
Developed technology and other	943	(387)	906	(316)
Customer relationships	30,264	(6,360)	30,241	(5,262)
	38,970	(8,168)	38,757	(6,932)
Unamortized:
Trademarks and other	8,721	—	8,714	—
Total	$47,691	$(8,168)	$47,471	$(6,932)
Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our unamortized intangible assets in the first and second quarters of 2020 and recorded charges of $17 million and $57 million in the quarter and six months ended June 30, 2020, respectively related to the impairment of a Collins Aerospace indefinite-lived tradename intangible assets. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets for the quarters and six months ended June 30, 2021 and 2020 were $602 million and $1,198 million and $600 million and $907 million, respectively. The following is the expected amortization of intangible assets for the years 2021 through 2026.

(dollars in millions)	Remaining 2021	2022	2023	2024	2025	2026
Amortization expense	$1,257	$1,955	$2,080	$2,130	$2,037	$1,977
Note 3: Discontinued Operations
As discussed above, the Separation Transactions and Distributions were completed on April 3, 2020 resulting in, among other things, UTC (since renamed Raytheon Technologies Corporation), being separated into three independent, publicly traded companies – UTC, Carrier and Otis.
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Income (loss) from discontinued operations attributable to common shareowners is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Otis	$—	$—	$—	$187
Carrier	—	—	—	196
Separation related transactions (1)	(8)	9	(27)	(895)
Income (loss) from discontinued operations attributable to common shareowners	$(8)	$9	$(27)	$(512)
(1)    Reflects debt extinguishment costs in the quarter and six months ended June 30, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

The following summarized financial information related to discontinued operations has been reclassified from Income from continuing operations attributable to common shareowners and included in Income (loss) from discontinued operations attributable to common shareowners:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Otis
Product sales	$—	$—	$—	$1,123
Service sales	—	—	—	1,843
Cost of products sold	—	—	—	913
Cost of services sold	—	—	—	1,157
Research and development	—	—	—	38
Selling, general and administrative expense	—	—	—	450
Other income (expense), net	—	—	—	(65)
Non-operating (income) expense, net	—	—	—	3
Income from discontinued operations, before tax	—	—	—	340
Income tax expense from discontinued operations	—	—	—	116
Net income from discontinued operations	—	—	—	224
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	—	—	37
Income from discontinued operations attributable to common shareowners	$—	$—	$—	$187
Carrier
Product sales	$—	$—	$—	$3,144
Service sales	—	—	—	740
Cost of products sold	—	—	—	2,239
Cost of services sold	—	—	—	527
Research and development	—	—	—	98
Selling, general and administrative expense	—	—	—	669
Other income (expense), net	—	—	—	(30)
Non-operating (income) expense, net	—	—	—	17
Income from discontinued operations, before tax	—	—	—	304
Income tax expense from discontinued operations	—	—	—	102
Net income from discontinued operations	—	—	—	202
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	—	—	6
Income from discontinued operations attributable to common shareowners	$—	$—	$—	$196
Separation related transactions (1)
Selling, general and administrative expense	$10	$13	30	$167
Non-operating expense, net	—	43	—	709
Loss from discontinued operations, before tax	(10)	(56)	(30)	(876)
Income tax (benefit) expense from discontinued operations	(2)	(65)	(3)	19
Net income (loss) from discontinued operations	(8)	9	(27)	(895)
Total income (loss) from discontinued operations attributable to common shareowners	$(8)	$9	$(27)	$(512)
(1)    Reflects debt extinguishment costs in the quarter and six months ended June 30, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

Selected financial information related to cash flows from discontinued operations is as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash used in operating activities	$(24)	$(661)
Net cash used in investing activities	—	(241)
Net cash provided by (used in) financing activities	24	(1,481)
Net cash used in operating activities for the six months ended June 30, 2020 includes the net operating cash flows of Carrier and Otis prior to the Separation Transactions, as well as costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash used in financing activities for the six months ended June 30, 2020 primarily consists of cash distributed by the Company to Carrier and Otis upon separation and debt extinguishment costs related to the early repayment of debt.
Note 4: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations	$1,040	$(3,844)	$1,812	$(3,406)
Income (loss) from discontinued operations	(8)	9	(27)	(512)
Net income (loss) attributable to common shareowners	$1,032	$(3,835)	$1,785	$(3,918)
Basic weighted average number of shares outstanding	1,506.4	1,501.3	1,508.7	1,225.4
Stock awards and equity units (share equivalent)	7.1	—	5.0	—
Diluted weighted average number of shares outstanding	1,513.5	1,501.3	1,513.7	1,225.4
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.69	$(2.56)	$1.20	$(2.78)
Income (loss) from discontinued operations	—	0.01	(0.02)	(0.42)
Net income (loss) attributable to common shareowners	$0.69	$(2.55)	$1.18	$(3.20)
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.69	$(2.56)	$1.20	$(2.78)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	(0.42)
Net income (loss) attributable to common shareowners	$0.68	$(2.55)	$1.18	$(3.20)
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2021, the number of stock awards excluded from the computation was 11.2 million and 19.0 million, respectively. For the quarter and six months ended June 30, 2020, all stock awards were excluded from the computation of diluted EPS because their effect was antidilutive due to the loss from continuing operations, and amounted to 36.6 million and 53.3 million stock awards, respectively.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Operating profit (loss)	$27	$(151)	$39	$(130)
Income (loss) from continuing operations attributable to common shareowners(1)	22	(119)	31	(103)
Diluted earnings (loss) per share from continuing operations attributable to common shareholders (1)	$0.01	$(0.08)	$0.02	$(0.08)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In the quarters ended June 30, 2021 and 2020, revenue was increased by $73 million and reduced by $218 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. In the six months ended June 30, 2021 and 2020, revenue was increased by $125 million and reduced by $201 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This primarily relates to EAC adjustments that impacted revenue.
As a result of the Raytheon Merger, Raytheon Company’s contracts accounted for on a percentage of completion basis were reset to zero percent complete as of the merger date, since only the unperformed portion of the contract at such date represents the obligation of the Company. For additional information related to the Raytheon Merger, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets.”
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2021	December 31, 2020
Accounts receivable	$9,431	$9,800
Allowance for expected credit losses	(519)	(546)
Total accounts receivable, net	$8,912	$9,254
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these arrangements, the Company factored receivables of $3.4 billion and $3.8 billion during the six months ended June 30, 2021 and 2020, respectively. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. At June 30, 2021 and December 31, 2020, the Company had $7 million and $10 million, respectively, that was collected on behalf of the financial institutions and recorded as restricted cash and accrued liabilities. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable were as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Balance as of January 1	$546	$254
Current period provision for expected credit losses, net of recoveries (1)	(16)	225
Write-offs charged against the allowance for expected credit losses	(11)	(3)
Other, net(2)	—	18
Balance as of June 30	$519	$494
(1)    The current provision for expected credit losses for the six months ended June 30, 2020 includes $194 million of reserves driven by customer bankruptcies and additional reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2)    Other, net for the six months ended June 30, 2020 includes a $34 million impact related to the January 1, 2020 adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of June 30, 2021 and December 31, 2020 are as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Contract assets	$10,485	$9,931
Contract liabilities	(12,591)	(12,889)
Net contract liabilities	$(2,106)	$(2,958)
Contract assets increased $554 million during the six months ended June 30, 2021 primarily due to sales in excess of billings at Pratt & Whitney. Contract liabilities decreased $298 million during the six months ended June 30, 2021 primarily due to $364 million of contract liability reduction related to a contract termination at Collins Aerospace and revenue recognized on certain international contracts with advances at RMD, partially offset by billings in excess of sales at Pratt & Whitney. We recognized revenue of $1,021 million and $2,726 million during the quarter and six months ended June 30, 2021, respectively, related to contract liabilities as of January 1, 2021 and $625 million and $1,808 million during the quarter and six months ended June 30, 2020, respectively, related to contract liabilities as of January 1, 2020.
As of June 30, 2021, our contract liabilities include approximately $440 million of advance payments received from a certain Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for credit losses of $247 million and $177 million as of June 30, 2021 and December 31, 2020, respectively.
Note 8: Inventory, net

(dollars in millions)	June 30, 2021	December 31, 2020
Raw materials	$2,973	$3,015
Work-in-process	3,307	2,924
Finished goods	3,268	3,472
Total inventory, net	$9,548	$9,411
Raw materials, work-in-process and finished goods are net of total valuation reserves of $1,878 million and $1,788 million as of June 30, 2021 and December 31, 2020, respectively.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	June 30, 2021	December 31, 2020
Commercial paper	$160	$160
Other borrowings	36	87
Total short-term borrowings	$196	$247
As of June 30, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In May 2021, we renewed our $2.0 billion revolving credit agreement, which now expires in May 2022. As of June 30, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and the $2.0 billion revolving credit agreement that we renewed in May 2021 and there were no borrowings outstanding under these agreements.
We did not issue long-term debt during the six months ended June 30, 2021.
In June 2020, we completed an exchange offer of outstanding subsidiary notes with an aggregate principal amount of approximately $8.2 billion in exchange for approximately $8.2 billion of Raytheon Technologies notes with identical interest rates, maturity dates, and redemption provisions.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Carrier and Otis issued and the Company repaid long-term debt in the six months ended June 30, 2020, which are included in the tables below.
We had the following issuances of long-term debt during the six months ended June 30, 2020, which is inclusive of issuances made by Carrier and Otis prior to the Distributions, the proceeds of which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore, these issuances were treated as a distribution from discontinued operations within financing activities from continuing operations on our Condensed Consolidated Statement of Cash Flows:

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

We made the following repayments of long-term debt during the six months ended June 30, 2021 and 2020:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
March 1, 2021	8.750% notes due 2021	$250
May 19, 2020	3.650% notes due 2023 (1)(2)	410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
(1)    In connection with the early repayment of outstanding principal, Raytheon Technologies recorded debt extinguishment costs of $43 million and $703 million for the quarter and six months ended June 30, 2020, which are classified as discontinued operations in our Condensed Consolidated Statement of Operations as we would not have had to redeem the debt, except for the Separation Transactions. No proceeds of the notes issued May 18, 2020 were used to fund the May 19, 2020 redemption.
(2)    Extinguishment of Raytheon Technologies short-term and long-term debt in order to not exceed the maximum net indebtedness required by the Raytheon Merger Agreement.
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2021	December 31, 2020
8.750% notes due 2021	$—	$250
3.100% notes due 2021	250	250
2.800% notes due 2022	1,100	1,100
2.500% notes due 2022 (2)	1,100	1,100
3.650% notes due 2023 (1)	171	171
3.700% notes due 2023	400	400
3.200% notes due 2024	950	950
3.150% notes due 2024 (2)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027	1,300	1,300
7.200% notes due 2027 (2)	382	382
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (2)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value) (1)	598	612

2.250% notes due 2030 (1)	1,000	1,000
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (2)	600	600
4.700% notes due 2041 (2)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043	400	400
4.200% notes due 2044 (2)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
Other (including finance leases)	273	292
Total principal long-term debt	31,187	31,470
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	99	106
Total long-term debt	31,286	31,576
Less: current portion	1,370	550
Long-term debt, net of current portion	$29,916	$31,026
(1)    We may redeem these notes at our option pursuant to their terms.
(2)    Debt assumed in the Raytheon Merger.
The average maturity of our long-term debt at June 30, 2021 is approximately 14 years. The average interest expense rate on our total borrowings for the quarters and six months ended June 30, 2021 and 2020 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average interest expense rate	4.2%	3.8%	4.1%	3.8%
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
On April 3, 2020, UTC completed the Separation Transactions, which included the transfer of certain defined benefit plans from UTC to Carrier and Otis. The plans transferred were primarily international plans with the majority of the UTC defined benefit liability remaining with Raytheon Technologies. Upon separation, the pension participants within Carrier and Otis were effectively terminated from Raytheon Technologies. The terminations triggered a mid-year remeasurement of the UTC domestic plans. The remeasurement, which was calculated using discount rates and asset values as of April 3, 2020 (using March 31, 2020 as a practical expedient), resulted in a $2.4 billion increase to our pension liability in the quarter ended June 30, 2020, primarily due to a decrease in the fair market value of the plans’ assets since December 31, 2019. All service cost previously associated with Carrier and Otis was reclassified to discontinued operations. For non-service pension (income) expense and pension liabilities, generally only the portions related to the defined benefit plans transferred to Carrier and Otis as part of the Separation Transactions were reclassified to discontinued operations.
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
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	14	34	21	42
PRB plans	4	—	4	—
Defined contribution plans	238	227	509	440
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2021	December 31, 2020
Noncurrent pension assets (included in Other assets)	$1,069	$424
Current pension and PRB liabilities (included in Accrued employee compensation)	314	314
Future pension and postretirement benefit obligations	9,929	10,342
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2021	December 31, 2020
Noncurrent pension liabilities	$8,805	$9,131
Noncurrent PRB liabilities	1,058	1,072
Other pension and PRB related items	66	139
Future pension and postretirement benefit obligations	$9,929	$10,342
The following table illustrates the components of net periodic benefit (income) expense for our defined pension and PRB plans:

	Pension Benefits Quarter Ended June 30,		PRB Quarter Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Operating expense
Service cost	$131	$142	$2	$2
Non-operating expense
Interest cost	313	452	6	10
Expected return on plan assets	(871)	(814)	(5)	(4)
Amortization of prior service cost (credit)	(42)	13	(1)	(1)
Recognized actuarial net loss (gain)	109	83	(2)	(3)
Net settlement, curtailment and special termination benefit loss	3	27	—	—
Non-service pension (income) expense	(488)	(239)	(2)	2
Total net periodic benefit (income) expense	$(357)	$(97)	$—	$4

	Pension Benefits Six Months Ended June 30,		PRB Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Operating expense
Service cost	$262	$179	$4	$3
Non-operating expense
Interest cost	625	705	12	16
Expected return on plan assets	(1,739)	(1,335)	(10)	(5)
Amortization of prior service cost (credit)	(84)	26	(2)	(2)
Recognized actuarial net loss (gain)	218	169	(4)	(6)
Net settlement, curtailment and special termination benefit loss	3	27	—	—
Non-service pension (income) expense	(977)	(408)	(4)	3
Total net periodic benefit (income) expense	$(715)	$(229)	$—	$6
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Marketable securities held in trusts	$908	$881
Note 11: Income Taxes
Our effective tax rate was 23.9% and 1.0% in the quarters ended June 30, 2021 and 2020, respectively. Tax expense in the quarter ended June 30, 2021 includes tax charges of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023. The loss from continuing operations before income taxes for the quarter ended June 30, 2020 includes the $3.2 billion goodwill impairment as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets,” most of which is non-deductible for tax purposes. Tax expense in the quarter ended June 30, 2020 includes tax charges of $60 million related to the June 2020 debt exchange, and tax charges of $46 million associated with a revaluation of certain international tax incentives.
Our effective tax rate was 26.5% and (22.0)% in the six months ended June 30, 2021 and 2020, respectively. Tax expense in the six months ended June 30, 2021 includes tax charges of $148 million associated with the sale of the Forcepoint business and the tax charges of $73 million associated with the enactment of the U.K. corporate tax rate change discussed above. The loss from continuing operations before income taxes for the six months ended June 30, 2020 includes the $3.2 billion goodwill impairment as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets,” most of which is non-deductible for tax purposes. Tax expense in the six months ended June 30, 2020 includes tax charges of $415 million resulting from the Separation Transactions or the Raytheon Merger, primarily related to the impairment of deferred tax assets, tax charges of $60 million related to the June 2020 debt exchange, and tax charges of $46 million associated with a revaluation of certain international tax incentives.
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $35 million to $410 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes. Interest recognized during the quarters ended June 30, 2021 and 2020 was $10 million and $11 million, respectively. Interest recognized during the six months ended June 30, 2021 and 2020 was

$19 million and $22 million, respectively. Accrued interest on unrecognized tax benefits was $154 million and $141 million, at June 30, 2021 and December 31, 2020, respectively.
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
The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close in the next six to nine months. As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017, it is reasonably possible that the Company may recognize non-cash gains in the range of $20 million to $100 million in the next six to nine months.
Note 12: Restructuring Costs
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During the quarter and six months ended June 30, 2021, we recorded net pre-tax restructuring costs totaling $56 million and $99 million, respectively, for new and ongoing restructuring actions.
We recorded and reversed charges in the segments as follows:

(dollars in millions)	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Pratt & Whitney	$(16)	$4
Collins Aerospace Systems	12	30
Corporate expenses and other unallocated items	60	65
Total	$56	$99
Restructuring charges incurred during the quarter and six months ended June 30, 2021 primarily relate to actions initiated during 2021 and 2020, and were recorded as follows:

(dollars in millions)	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Cost of sales	$1	$21
Selling, general and administrative	55	78
Total	$56	$99
2021 Actions. During the quarter ended June 30, 2021, we recorded net pre-tax restructuring costs of $65 million, comprised of $61 million in Selling, general and administrative expenses and $4 million in Cost of sales. During the six months ended June 30, 2021, we recorded net pre-tax restructuring costs of $101 million, comprised of $76 million in Selling, general and administrative expenses and $25 million in Cost of sales. The 2021 actions primarily relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.

The following table summarizes the accrual balance and utilization for the 2021 restructuring actions for the quarter and six months ended June 30, 2021:

(dollars in millions)	Severance	Facility Exit and Other Costs	Total
Quarter Ended June 30, 2021
Restructuring accruals at March 31, 2021	$23	$9	$32
Net pre-tax restructuring costs	63	2	65
Utilization, foreign exchange and other costs	(25)	(2)	(27)
Balance at June 30, 2021	$61	$9	$70

Six Months Ended June 30, 2021
Restructuring accruals at December 31, 2020	$—	$—	$—
Net pre-tax restructuring costs	87	14	101
Utilization, foreign exchange and other costs	(26)	(5)	(31)
Balance at June 30, 2021	$61	$9	$70
The following table summarizes expected, incurred and remaining costs for the 2021 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2021	Costs Incurred Quarter Ended June 30, 2021	Remaining Costs at June 30, 2021
Pratt & Whitney	$25	$(20)	$(2)	$3
Collins Aerospace Systems	62	(16)	(3)	43
Corporate expenses and other unallocated items	60	—	(60)	—
Total	$147	$(36)	$(65)	$46
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during 2021 and 2022.
2020 Actions. During the quarter ended June 30, 2021, we reversed a net $24 million of pre-tax restructuring costs for restructuring actions initiated in 2020, including a reversal of $18 million in Selling, general and administrative expenses and a reversal of $6 million in Cost of sales. During the six months ended June 30, 2021, we reversed $20 million net pre-tax restructuring costs for restructuring actions initiated in 2020, including a reversal of $12 million in Selling, general and administrative expenses and a reversal of $8 million in Cost of sales. The 2020 actions primarily relate to severance and restructuring actions at Pratt & Whitney and Collins Aerospace in response to the impact on our operating results related to the economic environment primarily caused by the COVID-19 pandemic, the Raytheon Merger, and ongoing cost reduction efforts including workforce reductions and consolidation of field operations.

The following table summarizes the accrual balances and utilization for the 2020 restructuring actions for the quarter and six months ended June 30, 2021:

(dollars in millions)	Severance	Facility Exit, and Other Costs	Total
Quarter Ended June 30, 2021
Restructuring accruals at March 31, 2021	$205	$4	$209
Net pre-tax restructuring costs	(27)	3	(24)
Utilization, foreign exchange and other costs	(105)	46	(59)
Balance at June 30, 2021	$73	$53	$126

Six Months Ended June 30, 2021
Restructuring accruals at December 31, 2020	$334	$6	$340
Net pre-tax restructuring costs	(26)	6	(20)
Utilization, foreign exchange and other costs	(235)	41	(194)
Balance at June 30, 2021	$73	$53	$126
The following table summarizes expected, incurred, and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2020	Costs (Incurred) Reversed Quarter Ended March 31, 2021	Costs (Incurred) Reversed Quarter Ended June 30, 2021	Remaining Costs at June 30, 2021
Pratt & Whitney	$188	$(205)	$—	$17	$—
Collins Aerospace Systems	334	(333)	1	7	9
Corporate expenses and other unallocated items	237	(232)	(5)	—	—
Total	$759	$(770)	$(4)	$24	$9
2019 and Prior Actions. During the quarter and six months ended June 30, 2021, we had net pre-tax restructuring costs of $15 million and $18 million, respectively, for restructuring actions initiated in 2019 and prior. As of June 30, 2021, we have approximately $31 million of accrual balances remaining related to 2019 and prior actions.
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
The aggregate notional amount of our outstanding foreign currency hedges was $9.3 billion and $11.6 billion at June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$224	$197
	Other accrued liabilities	70	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$23	$44
	Other accrued liabilities	25	32
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2021 and 2020 are presented in the table below. The amounts of gain or loss are attributable to foreign exchange contract activity and are generally recorded as a component of Product sales when reclassified from Accumulated other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Gain (loss) recorded in Accumulated other comprehensive loss	$108	$188	$62	$(215)
(Gain) loss reclassified from Accumulated other comprehensive loss into Product sales	(20)	27	(34)	56
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of June 30, 2021, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
Assuming current market conditions continue, $53 million of pre-tax gains are expected to be reclassified from Accumulated other comprehensive loss into Product sales to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At June 30, 2021, all derivative contracts accounted for as cash flow hedges will mature by January 2028.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Gain (loss) on non-designated foreign exchange contracts	$—	$10	$(8)	$(29)

Note 14: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$908	$837	$71	$—
Derivative assets	247	—	247	—
Derivative liabilities	(95)	—	(95)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$881	$773	$108	$—
Derivative assets	241	—	241	—
Derivative liabilities	(98)	—	(98)	—
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
As of June 30, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$312	$302	$271	$264
Short-term borrowings	(196)	(196)	(247)	(247)
Long-term debt (excluding finance leases)	(31,185)	(36,794)	(31,512)	(38,615)
Long-term liabilities	(32)	(30)	(27)	(25)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$302	$—	$302	$—
Short-term borrowings	(196)	—	(160)	(36)
Long-term debt (excluding finance leases)	(36,794)	—	(36,740)	(54)
Long-term liabilities	(30)	—	(30)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$264	$—	$264	$—
Short-term borrowings	(247)	—	(160)	(87)
Long-term debt (excluding finance leases)	(38,615)	—	(38,540)	(75)
Long-term liabilities	(25)	—	(25)	—

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

(dollars in millions)	June 30, 2021	December 31, 2020
Current assets	$5,989	$6,652
Noncurrent assets	834	868
Total assets	$6,823	$7,520
Current liabilities	$7,002	$7,365
Noncurrent liabilities	61	89
Total liabilities	$7,063	$7,454

Note 16: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2024. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of June 30, 2021 and December 31, 2020, the following guarantees were outstanding:

	June 30, 2021		December 31, 2020
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$314	$6	$322	$6
Third party guarantees	386	2	386	3
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $144 million and $142 million at June 30, 2021 and December 31, 2020, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $116 million and $120 million at June 30, 2021 and December 31, 2020, respectively. For additional information regarding the environmental indemnifications, see “Note 17: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$1,057	$1,033
Warranties and performance guarantees issued	176	149
Settlements	(128)	(154)
Other	(3)	(20)
Balance as of June 30	$1,102	$1,008
Note 17: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, financial condition, results of operations, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. At June 30, 2021 and December 31, 2020, we had $834 million and $835 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.3 billion and $13.4 billion as of June 30, 2021 and December 31, 2020, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases. Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.1 billion as of June 30, 2021.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2021, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $10.8 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($693 million at June 30, 2021). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($114 million at June 30, 2021). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($75 million at June 30, 2021), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
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
Darnis, et al.
As previously disclosed, on August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenges the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint claims that the defendants are liable for breach of certain equity compensation plans and also asserts claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Plaintiffs seek money damages, attorneys’ fees and other relief. We believe that the Company has meritorious defenses to these claims. At this time, the Company is unable to predict the outcome, or the possible range of loss, if any, which could result from this action.
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

Note 18: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2021
Balance at March 31, 2021	$529	$(4,441)	$(9)	$(3,921)
Other comprehensive income (loss) before reclassifications, net	258	(14)	108	352
Amounts reclassified, pre-tax	—	64	(20)	44
Tax benefit (expense)	2	(11)	(21)	(30)
Balance at June 30, 2021	$789	$(4,402)	$58	$(3,555)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	82	(24)	62	120
Amounts reclassified, pre-tax	—	128	(34)	94
Tax benefit (expense)	(3)	(23)	(9)	(35)
Balance at June 30, 2021	$789	$(4,402)	$58	$(3,555)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2020
Balance at March 31, 2020	$(4,647)	$(6,693)	$(448)	$(11,788)
Other comprehensive income (loss) before reclassifications, net	665	(2,371)	188	(1,518)
Amounts reclassified, pre-tax	—	85	27	112
Tax benefit (expense)	3	568	(52)	519
Separation of Carrier and Otis, net of tax	3,287	584	4	3,875
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive income (loss) before reclassifications, net	(780)	(2,363)	(215)	(3,358)
Amounts reclassified, pre-tax	—	187	56	243
Tax benefit (expense)	12	537	40	589
Separation of Carrier and Otis, net of tax	3,287	584	4	3,875
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)

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
As previously announced, effective January 1, 2021, we reorganized certain product areas of our RIS and RMD businesses to more efficiently leverage our capabilities. The amounts and presentation of our business segments, including intersegment activity, set forth in this Form 10-Q reflect this reorganization. The reorganization does not impact our previously reported Collins Aerospace Systems and Pratt & Whitney segment results, or our consolidated balance sheets, statements of operations or statements of cash flows.
Revised financial results for the fiscal quarters and year ended 2020 were as follows:

	2020
(dollars in millions)	Q1	Q2	Q3	Q4	FY
Revised Net Sales
Collins Aerospace Systems	$6,438	$4,202	$4,274	$4,374	$19,288
Pratt & Whitney	5,353	3,487	3,494	4,465	16,799
Raytheon Intelligence & Space	—	3,387	3,749	3,933	11,069
Raytheon Missiles & Defense	—	3,506	3,706	4,184	11,396
Total segments	11,791	14,582	15,223	16,956	58,552
Eliminations and other	(431)	(521)	(476)	(537)	(1,965)
Consolidated	$11,360	$14,061	$14,747	$16,419	$56,587

Revised Operating Profit (Loss)
Collins Aerospace Systems	$1,246	$(317)	$526	$11	$1,466
Pratt & Whitney	475	(457)	(615)	33	(564)
Raytheon Intelligence & Space	—	309	350	361	1,020
Raytheon Missiles & Defense	—	398	449	33	880
Total segments	1,721	(67)	710	438	2,802
Eliminations and other	(25)	(27)	(49)	(6)	(107)
Corporate expenses and other unallocated items	(130)	(277)	(84)	(99)	(590)
FAS/CAS operating adjustment	—	356	380	370	1,106
Acquisition accounting adjustments	(271)	(3,745)	(523)	(561)	(5,100)
Consolidated	$1,295	$(3,760)	$434	$142	$(1,889)

Revised Segment Operating Profit (Loss) Margin
Collins Aerospace Systems	19.4%	(7.5)%	12.3%	0.3%	7.6%
Pratt & Whitney	8.9%	(13.1)%	(17.6)%	0.7%	(3.4)%
Raytheon Intelligence & Space	NM	9.1%	9.3%	9.2%	9.2%
Raytheon Missiles & Defense	NM	11.4%	12.1%	0.8%	7.7%
Total segment	14.6%	(0.5)%	4.7%	2.6%	4.8%
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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments. Results for the quarters ended June 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2021	2020	2021	2020	2021	2020
Collins Aerospace Systems	$4,545	$4,202	$506	$(317)	11.1%	(7.5)%
Pratt & Whitney	4,280	3,487	112	(457)	2.6%	(13.1)%
Raytheon Intelligence & Space	3,805	3,387	415	309	10.9%	9.1%
Raytheon Missiles & Defense	3,985	3,506	532	398	13.4%	11.4%
Total segment	16,615	14,582	1,565	(67)	9.4%	(0.5)%
Eliminations and other(1)	(735)	(521)	(40)	(27)
Corporate expenses and other unallocated items (2)	—	—	(149)	(277)
FAS/CAS operating adjustment	—	—	425	356
Acquisition accounting adjustments	—	—	(519)	(3,745)
Consolidated	$15,880	$14,061	$1,282	$(3,760)	8.1%	(26.7)%
(1)    Includes the operating results of certain smaller non-reportable business segments. 2020 amounts include Forcepoint, which was acquired as part of the Raytheon Merger and subsequently disposed of on January 8, 2021.
(2)    Corporate expenses and other unallocated items include the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project.
Results for the six months ended June 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2021	2020	2021	2020	2021	2020
Collins Aerospace Systems	$8,915	$10,640	$820	$929	9.2%	8.7%
Pratt & Whitney	8,310	8,840	132	18	1.6%	0.2%
Raytheon Intelligence & Space	7,570	3,387	803	309	10.6%	9.1%
Raytheon Missiles & Defense	7,778	3,506	1,028	398	13.2%	11.4%
Total segment	32,573	26,373	2,783	1,654	8.5%	6.3%
Eliminations and other (1)	(1,442)	(952)	(71)	(52)
Corporate expenses and other unallocated items (2)	—	—	(230)	(407)
FAS/CAS operating adjustment	—	—	848	356
Acquisition accounting adjustments	—	—	(1,035)	(4,016)
Consolidated	$31,131	$25,421	$2,295	$(2,465)	7.4%	(9.7)%
(1)    Includes the operating results of certain smaller non-reportable business segments. 2020 amounts include Forcepoint, which was acquired as part of the Raytheon Merger and subsequently disposed of on January 8, 2021.
(2)    Corporate expenses and other unallocated items include the net expenses related to the U.S. Army’s LTAMDS project.
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

Segment sales disaggregated by geographic region for the quarters ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,323	$2,139	$3,020	$2,385	$4	$9,871	$2,505	$1,892	$2,628	$2,087	$49	$9,161
Asia Pacific	470	971	205	356	—	2,002	388	787	200	346	13	1,734
Middle East and North Africa	115	85	132	835	—	1,167	99	122	137	705	8	1,071
Europe	1,062	807	118	325	4	2,316	787	512	102	291	66	1,758
Canada and All Other	203	278	26	17	—	524	114	177	24	14	8	337
Consolidated net sales	4,173	4,280	3,501	3,918	8	15,880	3,893	3,490	3,091	3,443	144	14,061
Inter-segment sales	372	—	304	67	(743)	—	309	(3)	296	63	(665)	—
Business segment sales	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880	$4,202	$3,487	$3,387	$3,506	$(521)	$14,061
Segment sales disaggregated by geographic region for the six months ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$4,565	$4,298	$5,985	$4,742	$11	$19,601	$5,649	$4,247	$2,628	$2,087	$47	$14,658
Asia Pacific	875	1,764	409	726	—	3,774	992	2,208	200	346	13	3,759
Middle East and North Africa	210	189	265	1,495	—	2,159	242	294	137	705	8	1,386
Europe	2,141	1,433	232	652	5	4,463	2,532	1,529	102	291	66	4,520
Canada and All Other	420	626	55	33	—	1,134	486	559	24	14	15	1,098
Consolidated net sales	8,211	8,310	6,946	7,648	16	31,131	9,901	8,837	3,091	3,443	149	25,421
Inter-segment sales	704	—	624	130	(1,458)	—	739	3	296	63	(1,101)	—
Business segment sales	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131	$10,640	$8,840	$3,387	$3,506	$(952)	$25,421

Segment sales disaggregated by customer for the quarters ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$1,147	$1,191	$2,944	$2,384	$4	$7,670	$1,353	$1,283	$2,560	$2,078	$54	$7,328
Foreign military sales through the U.S. government	25	397	209	866	—	1,497	77	281	218	766	—	1,342
Foreign government direct commercial sales	301	127	217	668	—	1,313	204	122	213	565	—	1,104
Commercial aerospace and other commercial	2,700	2,565	131	—	4	5,400	2,259	1,804	100	34	90	4,287
Consolidated net sales	4,173	4,280	3,501	3,918	8	15,880	3,893	3,490	3,091	3,443	144	14,061
Inter-segment sales	372	—	304	67	(743)	—	309	(3)	296	63	(665)	—
Business segment sales	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880	$4,202	$3,487	$3,387	$3,506	$(521)	$14,061
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by customer for the six months ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$2,369	$2,453	$5,844	$4,741	$11	$15,418	$2,642	$2,522	$2,560	$2,078	$54	$9,856
Foreign military sales through the U.S. government	65	639	417	1,671	—	2,792	132	552	218	766	—	1,668
Foreign government direct commercial sales	546	266	446	1,235	—	2,493	429	260	213	565	—	1,467
Commercial aerospace and other commercial	5,231	4,952	239	1	5	10,428	6,698	5,503	100	34	95	12,430
Consolidated net sales	8,211	8,310	6,946	7,648	16	31,131	9,901	8,837	3,091	3,443	149	25,421
Inter-segment sales	704	—	624	130	(1,458)	—	739	3	296	63	(1,101)	—
Business segment sales	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131	$10,640	$8,840	$3,387	$3,506	$(952)	$25,421
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$3,349	$2,582	$2,675	$3,565	$8	$12,179	$3,190	$1,888	$2,409	$3,156	$125	$10,768
Service	824	1,698	826	353	—	3,701	703	1,602	682	287	19	3,293
Consolidated net sales	4,173	4,280	3,501	3,918	8	15,880	3,893	3,490	3,091	3,443	144	14,061
Inter-segment sales	372	—	304	67	(743)	—	309	(3)	296	63	(665)	—
Business segment sales	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880	$4,202	$3,487	$3,387	$3,506	$(521)	$14,061
Segment sales disaggregated by sales type for the six months ended June 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Product	$6,531	$5,005	$5,351	$6,940	$16	$23,843	$8,094	$5,143	$2,409	$3,156	$130	$18,932
Service	1,680	3,305	1,595	708	—	7,288	1,807	3,694	682	287	19	6,489
Consolidated net sales	8,211	8,310	6,946	7,648	16	31,131	9,901	8,837	3,091	3,443	149	25,421
Inter-segment sales	704	—	624	130	(1,458)	—	739	3	296	63	(1,101)	—
Business segment sales	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131	$10,640	$8,840	$3,387	$3,506	$(952)	$25,421
RIS and RMD segment sales disaggregated by contract type for the quarters ended June 30, 2021 and 2020 are as follows:

	2021		2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,556	$2,402	$1,271	$2,110
Cost-type	1,945	1,516	1,820	1,333
Consolidated net sales	$3,501	$3,918	$3,091	$3,443
RIS and RMD segment sales disaggregated by contract type for the six months ended June 30, 2021 and 2020 are as follows:

	2021		2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$3,027	$4,653	$1,271	$2,110
Cost-type	3,919	2,995	1,820	1,333
Consolidated net sales	$6,946	$7,648	$3,091	$3,443
Note 20: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $151.8 billion and $150.1 billion as of June 30, 2021 and December 31, 2020, respectively. Of the total RPO as of June 30, 2021, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic, which may result in customer delays or order cancellations.
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
Other new pronouncements issued but not effective until after June 30, 2021 are not expected to have a material impact on our financial condition, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters and six months ended June 30, 2021 and 2020, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 27, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of June 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 27, 2021

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
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of June 30, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2021 and June 30, 2020 with respect to RIS or RMD, we are referring to their July 4, 2021 and June 28, 2020 fiscal quarter ends, respectively. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities from a new U.S. Administration and the global political environment. Total sales to the U.S. government, excluding foreign military sales, were $7.7 billion and

$7.3 billion for the quarters ended June 30, 2021 and 2020, or 48% and 52% of total net sales for those periods, respectively. Total sales to the U.S. government were $15.4 billion and $9.9 billion for the six months ended June 30, 2021 and 2020, or 50% and 39% of total sales for those periods, respectively.
Impact of the COVID-19 Pandemic
Beginning in 2020, the coronavirus disease 2019 (COVID-19) negatively impacted both the U.S. and global economy and our business and operations and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses.
In the six months ended June 30, 2020 we recorded write-downs of assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•Goodwill impairment charges of $3.2 billion in the quarter ended June 30, 2020 related to two of our Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q for additional information,
•increased estimated credit losses on both our receivables and contract assets of $237 million and $309 million in the quarter and six months ended June 30, 2020, respectively,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $122 million and $133 million in the quarter and six months ended June 30, 2020, respectively,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $57 million in the quarter ended June 30, 2020,
•the impairment of a Collins Aerospace trade name of $17 million and $57 million, in the quarter and six months ended June 30, 2020, respectively, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the quarter ended June 30, 2020.
Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, the number of planes temporarily grounded, and continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 (2019) results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. We have begun to see indications that commercial air travel is recovering in certain areas of demand; however, other areas continue to lag. As a result, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of mutating strains and whether additional outbreaks of the pandemic will continue to occur, actions to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk. As our commercial aerospace business begins to recover, we expect certain employee-related and discretionary costs, which were subject to prior year cost reduction actions, to return in 2021 and beyond. A recovery may also impact our judgments around credit risk related to estimated credit losses.
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

Other Matters
Global economic and political conditions, changes in raw material and commodity prices, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our business for the remainder of 2021 and in the future. With regard to political conditions, in July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey as a result of this or other political disputes. Turkish companies supply us with components, some of which are sole-sourced, primarily in our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition. In addition, in October 2020, the People’s Republic of China (China) announced that it may sanction RTC in connection with a possible Foreign Military Sale to Taiwan of six MS-110 Reconnaissance Pods and related equipment manufactured by Collins Aerospace. Foreign Military Sales are government-to-government transactions that are initiated by, and carried out at the direction of, the U.S. government. To date, the Chinese government has not imposed sanctions on RTC or indicated the nature or timing of any future potential sanctions or other actions. If China were to impose sanctions or take other regulatory action against RTC, our suppliers, affiliates or partners, it could potentially disrupt our business operations. The impact of potential sanctions or other actions by China cannot be determined at this time.
The recent change in the U.S. administration could result in changes to the U.S. government’s foreign policies that may impact regulatory approval for direct commercial sales contracts for certain of our products and services to certain foreign customers. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of June 30, 2021, our contract liabilities include approximately $440 million of advance payments received from a certain Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
See Part II, Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2020 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2021.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context. As discussed further above in “Business Overview,” the results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. As such, the results of RIS and RMD for the quarter ended June 30, 2020 exclude results prior to the merger date, the estimated impact of which is approximately $400 million of sales and approximately $45 million of operating profit. These amounts have been excluded from the organic changes disclosed throughout our Results of Operations discussion. In addition, as a result of the Separation Transactions and the Distributions, the historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net Sales	$15,880	$14,061	$31,131	$25,421
The factors contributing to the total change year-over-year in total net sales for the quarter and six months ended June 30, 2021 are as follows:

(dollars in millions)	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic(1)	$1,582	$(1,598)
Acquisitions and divestitures, net	164	7,203
Other	73	105
Total change	$1,819	$5,710
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
Net sales increased $1,582 million organically in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to higher organic sales of $0.7 billion at Pratt & Whitney, $0.4 billion at Collins Aerospace and $0.3 billion at RMD. The increase at Pratt & Whitney was primarily driven by higher commercial aftermarket sales, primarily due to an increase in shop visits and related spare part sales, and higher commercial OEM sales, primarily due to an increase in commercial engine deliveries, all principally driven by recovery from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. The increase at Collins Aerospace was primarily driven by higher commercial aerospace aftermarket sales and higher commercial aerospace OEM sales primarily due to an increase in flight hours, aircraft fleet utilization and commercial OEM deliveries as commercial aerospace begins to recover from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. The increase at RMD was primarily driven by an international Patriot program due to a contract modification in the second quarter of 2021, which included the recognition of previously deferred precontract costs, and the StormBreaker program primarily due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2021. The $164 million increase in net sales related to Acquisitions and divestitures, net for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of our Forcepoint business in the first quarter of 2021 and the sale of the Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
Net sales decreased $1,598 million organically for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease reflects lower organic sales of $1.5 billion at Collins Aerospace, primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, primarily due to the change in the economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. The decrease in net sales also reflects lower organic sales of $0.6 billion at Pratt & Whitney primarily driven by lower commercial aftermarket sales, primarily due to a reduction in shop visits and related spare part sales, and lower commercial OEM sales, primarily due to a reduction in commercial engine deliveries, all principally driven by the change in the economic environment primarily due to the COVID-19 pandemic. The $7,203 million increase in net sales related to Acquisitions and divestitures, net for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of the Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Net Sales
Products	$12,179	$10,768	76.7%	76.6%
Services	3,701	3,293	23.3%	23.4%
Total net sales	$15,880	$14,061	100%	100%
Refer to “Note 19: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.

Net products sales increased $1,411 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to an increase in external product sales of $0.7 billion at Pratt & Whitney and $0.4 billion at RMD.
Net services sales increased $408 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to an increase in external services sales of $0.1 billion at RIS and $0.1 billion at Collins Aerospace.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Net Sales
Products	$23,843	$18,933	76.6%	74.5%
Services	7,288	6,488	23.4%	25.5%
Total net sales	$31,131	$25,421	100%	100%
Net products sales increased $4,910 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in external product sales of $3.8 billion at RMD and $2.9 billion at RIS, both primarily due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external product sales of $1.6 billion at Collins Aerospace.
Net services sales increased $800 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in external services sales of $0.9 billion at RIS and $0.4 billion at RMD, both primarily due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services sales of $0.4 billion at Pratt & Whitney.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Sales to the U.S. government(1)	$7,670	$7,328	48.3%	52.1%
Foreign military sales through the U.S. government	1,497	1,342	9.4%	9.5%
Foreign government direct commercial sales	1,313	1,104	8.3%	7.9%
Commercial aerospace and other commercial sales	5,400	4,287	34.0%	30.5%
Total net sales	$15,880	$14,061	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Sales to the U.S. government(1)	$15,418	$9,856	49.5%	38.8%
Foreign military sales through the U.S. government	2,792	1,668	9.0%	6.6%
Foreign government direct commercial sales	2,493	1,467	8.0%	5.8%
Commercial aerospace and other commercial sales	10,428	12,430	33.5%	48.9%
Total net sales	$31,131	$25,421	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Total cost of sales	$12,655	$12,214	$25,192	$20,786
Percentage of net sales	79.7%	86.9%	80.9%	81.8%

The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2021 are as follows:

(dollars in millions)	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Organic(1)	$439	$(1,234)
Acquisitions and divestitures, net	236	5,907
Restructuring	(182)	(167)
FAS/CAS operating adjustment	(69)	(448)
Acquisition accounting adjustments	(24)	259
Other	41	89
Total change	$441	$4,406
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
The organic increase in total cost of sales of $439 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by the organic sales increases at Pratt & Whitney and RMD noted above. The increase in cost of sales related to Acquisitions and divestitures, net of $236 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 is primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of the Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020 and the sale of our Forcepoint business in the first quarter of 2021.
The organic decrease in total cost of sales of $1,234 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily driven by the organic sales decreases at Collins Aerospace and Pratt & Whitney noted above. The increase in cost of sales related to Acquisitions and divestitures, net of $5,907 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of the Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
For further discussion on Restructuring costs see the “Restructuring Costs” section below. For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Cost of sales
Products	$9,997	$9,620	63.0%	68.4%
Services	2,658	2,594	16.7%	18.4%
Total cost of sales	$12,655	$12,214	79.7%	86.9%
Net products cost of sales increased $377 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to an increase in external product cost of sales at Pratt & Whitney and RMD principally driven by the product sales increases noted above. These increases are partially offset by a decrease in product cost of sales at Collins Aerospace primarily due to favorable mix on commercial aftermarket programs, the impact of the sale of the military GPS and space-based precision optics businesses in the third quarter of 2020 and a decrease in restructuring costs.
Net services cost of sales increased $64 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily due to an increase in external services cost of sales at RIS and Collins Aerospace principally driven by the services sales increases noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Cost of sales
Products	$19,971	$16,249	64.2%	63.9%
Services	5,221	4,537	16.8%	17.8%
Total cost of sales	$25,192	$20,786	80.9%	81.8%
Net products cost of sales increased $3,722 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in external product cost of sales at RMD and RIS principally due to the Raytheon Merger on April 3, 2020, partially offset by decreases in external product cost of sales at Collins Aerospace, principally driven by the product sales decreases noted above.
Net services cost of sales increased $684 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in external services cost of sales at RIS and RMD principally due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services cost of sales at Pratt & Whitney, principally driven by the services sales decreases noted above.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Company-funded	$657	$695	$1,246	$1,230
Percentage of net sales	4.1%	4.9%	4.0%	4.8%
Customer-funded (1)	$1,157	$1,198	$2,289	$1,825
Percentage of net sales	7.3%	8.5%	7.4%	7.2%
(1)    Customer-funded research and development costs are included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The decrease in company-funded research and development of $38 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by lower expenses of $37 million at Collins Aerospace across various commercial programs and includes the impact of cost reduction initiatives.
The decrease in customer-funded research and development of $41 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily driven by lower expenses of $30 million on commercial and military programs at Pratt & Whitney.
Company-funded research and development for the six months ended June 30, 2021 was relatively consistent with the six months ended June 30, 2020. Included in the change in company-funded research and development was $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Pratt & Whitney and Collins Aerospace, which includes the impact of cost reduction initiatives.
The increase in customer-funded research and development of $464 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$1,368	$1,811	$2,588	$2,788
Percentage of net sales	8.6%	12.9%	8.3%	11.0%
Selling, general and administrative expenses decreased $443 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily driven by $237 million of prior year charges related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses at our Pratt & Whitney and Collins Aerospace segments, and lower general and administrative restructuring costs of $189 million related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year. The decrease also includes the benefit of cost reduction initiatives.

Selling, general and administrative expenses decreased $200 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily driven by $309 million of prior year charges related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses at our Pratt & Whitney and Collins Aerospace segments and lower general and administrative restructuring costs of $169 million related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year, partially offset by $0.4 billion related to the Raytheon Merger on April 3, 2020. The decrease also includes the benefit of cost reduction initiatives.
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
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Other income, net	$82	$82	$190	$101
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, as well as other ongoing and nonrecurring items. Other income, net in the quarter ended June 30, 2021, was relatively consistent with the quarter ended June 30, 2020. Included in the change in Other income, net were prior year foreign government wage subsidies of $83 million due to COVID-19 primarily at Pratt & Whitney, which were partially offset by favorable year-over-year impact of foreign exchange gains and losses, with the remaining increase spread across multiple items with no common or significant driver.
The increase in Other income, net of $89 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the absence of a prior year impairment of a Collins Aerospace tradename of $57 million resulting from the projected impact of COVID-19, partially offset by a $39 million decrease in foreign government wage subsidies due to COVID-19 consisting of prior year subsidies at Collins Aerospace and Pratt & Whitney, with the remaining increase spread across multiple items with no common or significant driver.
Operating Profit (Loss)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Operating profit (loss)	$1,282	$(3,760)	$2,295	$(2,465)
Operating profit (loss) margin	8.1%	(26.7)%	7.4%	(9.7)%
The change in Operating profit (loss) of $5,042 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by the absence of the prior year goodwill impairment loss related to two Collins Aerospace reporting units of $3,183 million and the operating performance at our segments as described below in the individual segment results. Included in the increase in Operating profit was a decrease in restructuring costs of $371 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year.
The change in Operating profit (loss) of $4,760 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by the absence of the prior year goodwill impairment loss related to two Collins Aerospace reporting units of $3,183 million, the operating performance at our RIS and RMD segments primarily due to the Raytheon Merger, an increase in our FAS/CAS operating adjustment of $492 million primarily due to the Raytheon Merger and a decrease in restructuring costs of $336 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year partially offset by an increase in acquisition accounting adjustments of $259 million primarily related to the Raytheon Merger.
Non-service Pension (Income) Expense

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Non-service pension (income) expense	$(490)	$(237)	$(981)	$(405)
The change in Non-service pension (income) expense of $253 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by a decrease in the discount rate, the Raytheon domestic defined benefit pension plan amendment, as described below and prior year pension asset returns exceeding our expected return on assets (EROA) assumption.

The change in Non-service pension (income) expense of $576 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, and to a lesser extent, a decrease in the discount rate, prior year pension asset returns exceeding our expected return on assets (EROA) assumption and the Raytheon domestic defined benefit pension plan amendment, as described below.
In December 2020, we approved a change to the Raytheon domestic defined benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 will be based on a cash balance formula.
Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Interest expense	$346	$346	$703	$685
Interest income	(4)	(11)	(15)	(18)
Interest expense, net	$342	$335	$688	$667
Average interest expense rate	4.2%	3.8%	4.1%	3.8%
Interest expense, net in the quarter ended June 30, 2021, was relatively consistent with the quarter ended June 30, 2020. Included in interest expense was a $39 million favorable change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, which was offset by an increase in interest expense primarily due to the increase in the average interest rate. The average maturity of long-term debt at June 30, 2021 is approximately 14 years.
Interest expense, net in the six months ended June 30, 2021, was relatively consistent with the six months ended June 30, 2020.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rate	23.9%	1.0%	26.5%	(22.0)%
The effective tax rate for the quarter ended June 30, 2021 includes tax charges of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023. The loss from continuing operations before income taxes for the quarter ended June 30, 2020 includes the $3.2 billion goodwill impairment as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q, most of which is non-deductible for tax purposes. The effective tax rate for the quarter ended June 30, 2020 includes tax charges of $60 million related to the June 2020 debt exchange, and tax charges of $46 million associated with a revaluation of certain international tax incentives.
The effective tax rate for the six months ended June 30, 2021 includes tax charges of $148 million associated with the sale of our Forcepoint business and $73 million associated with the U.K. tax rate change. The loss from continuing operations before income taxes for the six months ended June 30, 2020 includes the $3.2 billion goodwill impairment, most of which is non-deductible for tax purposes. The effective tax rate for the six months ended June 30, 2020 also includes tax charges of $415 million resulting from the Separation Transactions or the Raytheon Merger, primarily related to the impairment of deferred tax assets, tax charges of $60 million related to the June 2020 debt exchange, and tax charges of $46 million associated with a revaluation of certain international tax incentives.
In the third quarter of 2021, we expect to realize a deferred tax benefit associated with legal entity and operational reorganizations anticipated to be implemented in the third quarter. As a result, we currently expect our full year 2021 annual effective income tax rate to be approximately 16%, excluding restructuring and non-operational nonrecurring items.
Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to common shareowners	$1,040	$(3,844)	$1,812	$(3,406)
Diluted earnings (loss) per share from continuing operations	$0.69	$(2.56)	$1.20	$(2.78)

Net income (loss) from continuing operations attributable to common shareowners for the quarter ended June 30, 2021 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $403 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.26;
•restructuring charges of $49 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.03; and
•tax expense of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023, which had an unfavorable impact on diluted EPS from continuing operations of $0.05.
Net income (loss) from continuing operations attributable to common shareowners for the quarter ended June 30, 2020 includes the following:
•$3,200 million of goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted EPS from continuing operations of $2.13;
•acquisition accounting adjustments of $424 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.28;
•restructuring charges of $322 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.21;
•increased estimates of expected credit losses driven by customer bankruptcies and additional allowances for credit losses of $189 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.13; and
•significant unfavorable contract adjustments at Collins Aerospace and Pratt & Whitney of $183 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.12.
Net income (loss) from continuing operations attributable to common shareowners for the six months ended June 30, 2021 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $802 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.53;
•tax expense of $148 million related to the sale of our Forcepoint business, which had an unfavorable impact on diluted EPS from continuing operations of $0.10;
•tax expense of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023, which had an unfavorable impact on diluted EPS from continuing operations of $0.05; and
•restructuring charges of $81 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.05.
Net income (loss) from continuing operations attributable to common shareowners for the six months ended June 30, 2020 includes the following:
•$3,240 million of goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted earnings per share from continuing operations of $2.63;
•acquisition accounting adjustments of $603 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.49;
•$415 million of tax charges in connection with the Separation Transactions, including the impairment of deferred tax assets not expected to be utilized, which had an unfavorable impact on diluted EPS from continuing operations of $0.34;
•restructuring charges of $328 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.27;
•increased estimates of expected credit losses driven by customer bankruptcies and additional general allowances for credit losses of $244 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.16; and
•significant unfavorable contract adjustments at Collins Aerospace and Pratt & Whitney of $200 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.13.

Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) from discontinued operations attributable to common shareowners	$(8)	$9	$(27)	$(512)
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.01	$(0.02)	$(0.42)
On April 3, 2020, we completed the separation of our commercial businesses, Carrier and Otis. Effective as of such date, the historical results of the Carrier and Otis segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
Net income (loss) from discontinued operations attributable to common shareowners and the related change in diluted earnings (loss) per share from discontinued operations in the quarter ended June 30, 2021 was relatively consistent with the quarter ended June 30, 2020.
The change in net income (loss) from discontinued operations attributable to common shareowners of $485 million and the related change in diluted earnings (loss) per share from discontinued operations of $0.40 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to higher prior year costs associated with the separation of our commercial businesses, including debt extinguishment costs of $611 million, net of tax, in connection with the early repayment of outstanding principal, partially offset by prior year Carrier and Otis operating activity, as the Separation Transactions occurred on April 3, 2020.
Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to common shareowners	$1,032	$(3,835)	$1,785	$(3,918)
Diluted earnings (loss) per share from operations	$0.68	$(2.55)	$1.18	$(3.20)
The increase in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by the increase in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners.
The increase in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by the increase in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners and the change from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations Attributable to Common Shareholders.
RESTRUCTURING COSTS

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Restructuring costs	$56	$427	$99	$435
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
2021 Actions. During the quarter and six months ended June 30, 2021, we recorded net pre-tax restructuring charges of $65 million and $101 million, respectively, primarily related to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities initiated in 2021. We expect to incur additional restructuring charges of $46 million to complete these actions. We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions initiated in 2021 by 2022. We expect recurring pre-tax savings related to these actions to reach approximately $115 million annually within one to two years. Approximately 70% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2021, we had cash outflows of $6 million related to the 2021 actions.
2020 Actions. During the quarters ended June 30, 2021 and 2020, we reversed $24 million and recorded $444 million, respectively, of net pre-tax restructuring charges for actions initiated in 2020. During the six months ended June 30, 2021 and 2020, we reversed $20 million and recorded $446 million, respectively, of net pre-tax restructuring charges for actions initiated in 2020. We expect to incur additional restructuring charges of $9 million to complete these actions. We are targeting to complete in 2021 the majority of the remaining workforce and facility related cost reduction actions initiated in 2020. We expect annual recurring pre-tax savings related to these actions to reach approximately $1.2 billion annually within two years of initiating these actions. Approximately 85% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the six months ended June 30, 2021 and 2020, we had cash outflows of $161 million and $50 million, respectively, related to the 2020 actions.
In addition, during the quarters ended June 30, 2021 and 2020, we recorded $15 million and reversed $17 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2019 and prior. During the six months ended June 30, 2021 and 2020, we recorded $18 million and reversed $11 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2019 and prior. For additional discussion of restructuring, see “Note 12: Restructuring Costs” within Item 1 of this Form 10-Q.
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
As previously announced, effective January 1, 2021, we reorganized certain product areas of our RIS and RMD businesses to more efficiently leverage our capabilities. The amounts and presentation of our business segments, including intersegment activity, set forth in this Form 10-Q reflect this reorganization. The reorganization does not impact our previously reported Collins Aerospace Systems and Pratt & Whitney segment results, or our consolidated balance sheets, statements of operations or statements of cash flows. Refer to “Note 19: Segment Financial Data” within Item 1 of this Form 10-Q for revised financial results for the fiscal quarters and year ended 2020.
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

Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$4,545	$4,202	$8,915	$10,640
Pratt & Whitney	4,280	3,487	8,310	8,840
Raytheon Intelligence & Space	3,805	3,387	7,570	3,387
Raytheon Missiles & Defense	3,985	3,506	7,778	3,506
Total segment	16,615	14,582	32,573	26,373
Eliminations and other	(735)	(521)	(1,442)	(952)
Consolidated	$15,880	$14,061	$31,131	$25,421
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$506	$(317)	$820	$929
Pratt & Whitney	112	(457)	132	18
Raytheon Intelligence & Space	415	309	803	309
Raytheon Missiles & Defense	532	398	1,028	398
Total segment	1,565	(67)	2,783	1,654
Eliminations and other	(40)	(27)	(71)	(52)
Corporate expenses and other unallocated items	(149)	(277)	(230)	(407)
FAS/CAS operating adjustment	425	356	848	356
Acquisition accounting adjustments	(519)	(3,745)	(1,035)	(4,016)
Consolidated	$1,282	$(3,760)	$2,295	$(2,465)
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Gross favorable	$309	$151	$621	$288
Gross unfavorable	(282)	(302)	(582)	(418)
Total net EAC adjustments	$27	$(151)	$39	$(130)
As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date because only the unperformed portion of the contract at the merger date represents an obligation of the Company. This had the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the prior year. The increase in net EAC adjustments of $178 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily due to a favorable change in net EAC adjustments of $98 million at Pratt & Whitney principally driven by the absence of unfavorable EAC adjustments in the quarter ended June 30, 2020 based on a portfolio review of our commercial aftermarket programs and a benefit resulting from a favorable contract modification on a commercial aftermarket program in the quarter ended June 30, 2021, both due to changes in estimated flight hours, number of shop visits and the related amount of costs. The increase was also due to a favorable change in net EAC adjustments of $53 million at RIS and $43 million at RMD, which was spread across numerous programs and primarily a result of the Raytheon Merger and the associated reset to zero percent complete for contracts accounted for on a percentage of completion basis discussed above.

The increase in net EAC adjustments of $169 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a favorable change in net EAC adjustments of $81 million at RIS and $78 million at RMD, primarily due to the Raytheon Merger, and a favorable change in net EAC adjustments of $88 million at Pratt & Whitney principally driven by the absence of unfavorable EAC adjustments in the quarter ended June 30, 2020 based on a portfolio review of our commercial aftermarket programs and a benefit resulting from a favorable contract modification on a commercial aftermarket program in the quarter ended June 30, 2021, both due to changes in estimated flight hours, number of shop visits and the related amount of costs. This was partially offset by an unfavorable change in net EAC adjustments of $78 million at Collins Aerospace spread across numerous individual programs with no individual or common significant driver. Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Defense Bookings. Total backlog was approximately $151.8 billion and $150.1 billion as of June 30, 2021 and December 31, 2020, respectively, which includes defense backlog of $66.1 billion and $67.3 billion as of June 30, 2021 and December 31, 2020, respectively. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins Aerospace and Pratt & Whitney segments. Defense bookings were approximately $11.9 billion and $10.2 billion for the quarters ended June 30, 2021 and 2020, and approximately $20.4 billion and $13.4 billion for the six months ended June 30, 2021 and 2020, respectively.
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
Collins Aerospace Systems

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$4,545	$4,202	8%	$8,915	$10,640	(16)%
Operating Profit	506	(317)	NM	820	929	(12)%
Operating Profit Margins	11.1%	(7.5)%		9.2%	8.7%
NM = Not Meaningful
Quarter Ended June 30, 2021 Compared with Quarter Ended June 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$444	$(135)	$—	$34	$343
Operating Profit	723	(31)	139	(8)	823
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
The organic sales increase of $0.4 billion in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily relates to higher commercial aerospace aftermarket sales of $0.3 billion, including increases across all aftermarket sales channels, and higher commercial aerospace OEM sales of $0.2 billion. These increases were primarily due to an increase in flight hours, aircraft fleet utilization and commercial OEM deliveries as commercial aerospace begins to recover from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. Military sales were down slightly in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.
The organic profit increase of $0.7 billion in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily due to higher commercial aerospace operating profit of $0.5 billion principally driven by the higher commercial aerospace aftermarket sales discussed above. Included in the higher commercial aerospace operating profit was $122 million of significant unfavorable contract adjustments in the quarter ended June 30, 2020 principally driven by the expected acceleration of fleet retirements of a certain aircraft and a $33 million favorable impact from a contract related matter in the quarter ended June 30, 2021. Also contributing to the organic profit increase was lower Selling, general and administrative expenses and Research and development costs of $0.2 billion in total, primarily driven by the absence of an $89 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses in the quarter ended June 30, 2020 and the impact of cost reduction initiatives.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,520)	$(271)	$—	$66	$(1,725)
Operating Profit	(136)	(76)	127	(24)	(109)
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
The organic sales decrease of $1.5 billion in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily relates to lower commercial aerospace OEM sales of $0.8 billion and lower commercial aerospace aftermarket sales of $0.7 billion, including declines across all aftermarket sales channels. These decreases were primarily due to the change in the economic environment principally driven by the COVID-19 pandemic, which has resulted in lower flight hours, aircraft fleet utilization and commercial OEM deliveries. This decrease was partially offset by higher military sales of $0.1 billion.
The organic profit decrease of $0.1 billion in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily due to lower commercial aerospace operating profit of $0.4 billion principally driven by the lower commercial aerospace aftermarket sales discussed above, partially offset by the absence of $144 million of significant unfavorable adjustments in the six months ended June 30, 2020 principally driven by the expected acceleration of fleet retirements of a certain aircraft and a $33 million favorable impact from a contract related matter in the quarter ended June 30, 2021. The organic profit decrease was also partially offset by lower Selling, general and administrative expenses of $0.2 billion primarily driven by the absence of a $99 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses in the six months ended June 30, 2020, and lower Research and development expenses of $0.1 billion, which includes the impact of cost reduction initiatives.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$4,280	$3,487	23%	$8,310	$8,840	(6)%
Operating Profit	112	(457)	NM	132	18	633%
Operating Profit Margins	2.6%	(13.1)%		1.6%	0.2%
NM = Not Meaningful
Quarter Ended June 30, 2021 Compared with Quarter Ended June 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$744	$—	$—	$49	$793
Operating Profit	437	—	123	9	569
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
The organic sales increase of $0.7 billion in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 primarily reflects higher commercial aftermarket sales of $0.6 billion, primarily due to an increase in shop visits and related spare part sales, and higher commercial OEM sales of $0.2 billion, primarily due to an increase in commercial engine deliveries, all principally driven by recovery from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. Military sales were down slightly in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.
The organic profit increase of $0.4 billion in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by higher commercial aerospace operating profit of $0.3 billion principally due to the aftermarket sales volume increase discussed above and favorable year-over-year EAC adjustments of $70 million, principally driven by $71 million of net unfavorable EAC adjustments in the quarter ended June 30, 2020 based on a portfolio review of our commercial aftermarket programs and a benefit resulting from a favorable contract modification on a commercial aftermarket program in the quarter ended June 30, 2021, both due to changes in estimated flight hours, number of shop visits and the related amount of costs, partially offset by an unfavorable net change in other EAC adjustments. The higher commercial aerospace operating profit was also driven by favorable mix. The organic profit increase also includes lower Selling, general and administrative expenses of $0.1 billion primarily driven by the absence of a $148 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses in the quarter ended June 30, 2020. Included in organic profit in the quarter ended June 30, 2020 was other income of $59 million related to foreign government wage subsidies due to COVID-19 and an unfavorable EAC adjustment of $44 million on a military program primarily driven by a shift in estimated overhead costs due to lower commercial engine activity.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(608)	$—	$—	$78	$(530)
Operating Profit	(11)	—	103	22	114
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
The organic sales decrease of $0.6 billion in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily reflects lower commercial aftermarket sales of $0.3 billion, primarily due to a reduction in shop visits and related spare part sales, and lower commercial OEM sales of $0.3 billion, primarily due to a reduction in commercial engine deliveries, all principally driven by the change in the economic environment primarily due to the COVID-19 pandemic. Military sales were up slightly in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
The organic profit decrease of $11 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by lower commercial aerospace operating profit of $0.3 billion principally due to the aftermarket sales volume decrease discussed above and unfavorable mix, partially offset by favorable year-over-year EAC adjustments of $73 million principally driven by $71 million of net unfavorable EAC adjustments in the quarter ended June 30, 2020 based on a portfolio review of our commercial aftermarket programs and a benefit resulting from a favorable contract modification on a commercial aftermarket program in the quarter ended June 30, 2021, both due to changes in estimated flight hours, number of shop visits and the related amount of costs, partially offset by an unfavorable net change in other EAC adjustments. This decrease was partially offset by lower Selling, general and administrative expenses of $0.2 billion primarily driven by the absence of a $210 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses. Included in the change in organic profit was other income of $44 million in the six months ended June 30, 2021 and $59 million in the six months ended June 30, 2020 related to foreign government wage subsidies due to COVID-19 and an unfavorable EAC adjustment of $44 million in the quarter ended June 30, 2020 on a military program primarily driven by a shift in estimated overhead costs due to lower commercial engine activity.
In the six months ended June 30, 2021, Pratt & Whitney had two notable defense bookings for $593 million in total for F-135 sustainment services.

Raytheon Intelligence & Space

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$3,805	$3,387	12%	$7,570	$3,387	NM
Operating Profit	415	309	34%	803	309	NM
Operating Profit Margins	10.9%	9.1%		10.6%	9.1%
Bookings	$3,952	$3,712	6%	$7,678	$3,712	NM
NM = Not Meaningful
Quarter Ended June 30, 2021 Compared with Quarter Ended June 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$165	$230	$23	$418
(1)    We provide the organic change in net sales for our segments. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$11	$53	$20	$22	$106
The organic sales increase of $165 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by higher net sales of $64 million on certain Airborne Intelligence, Surveillance and Reconnaissance (ISR) programs within sensing and effects primarily due to increased production driven by customer demand, and higher volume of $45 million on certain classified cyber programs within cyber, training and services primarily due to increases in customer-determined activity levels.
The increase in operating profit of $106 million and the related increase in operating profit margins in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily due to the net change in EAC adjustments of $53 million, which was spread across numerous programs and primarily a result of the Raytheon Merger and the associated reset to zero percent complete for contracts accounted for on a percentage of completion basis. Included in mix and other performance is a $18 million gain on a real estate transaction in the quarter ended June 30, 2021.
The increase in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the Raytheon Merger on April 3, 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$165	$3,995	$23	$4,183
(1)    We provide the organic change in net sales for our segments. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$11	$53	$408	$22	$494
The organic sales increase of $165 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by higher net sales of $64 million on certain Airborne Intelligence, Surveillance and Reconnaissance (ISR) programs within sensing and effects primarily due to increased production driven by customer demand, and higher volume of $45 million on certain classified cyber programs within cyber, training and services primarily due to increases in customer-determined activity levels.
The increase in operating profit of $494 million and the related increase in operating profit margins in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily the change in acquisitions / divestitures, net of $408 million.
The increase in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the Raytheon Merger on April 3, 2020.
Backlog and Bookings– Backlog was $19,442 million at June 30, 2021 and $19,166 million at December 31, 2020. In the quarter ended June 30, 2021, RIS booked $1,112 million on a number of classified contracts, $365 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA), $211 million to provide additional upgrades to the Global Positioning System Next Generation Operational Control System (GPS OCX) program for the U.S. Air Force and $172 million on the Next Generation Jammer (NGJ) Mid-Band Low Rate Initial Production (LRIP) contract with the U.S. Navy. In addition to the bookings noted above, in the six months ended June 30, 2021, RIS booked $1,427 million on a number of classified contracts, $227 million on a missile warning and defense contract, $199 million on an international tactical airborne radar sustainment contract and $185 million on an international training contract with the U.K. Royal Navy.
In the six months ended June 30, 2020, RIS booked $1,418 million on a number of classified contracts and $166 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force.
Raytheon Missiles & Defense

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$3,985	$3,506	14%	$7,778	$3,506	NM
Operating Profit	532	398	34%	1,028	398	NM
Operating Profit Margins	13.4%	11.4%		13.2%	11.4%
Bookings	$6,054	$4,109	47%	$8,586	$4,109	NM
NM = Not Meaningful
Quarter Ended June 30, 2021 Compared with Quarter Ended June 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$259	$206	$14	$479
(1)    We provide the organic change in net sales for our segments. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$21	$43	$25	$45	$134
The organic sales increase of $259 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily due to higher net sales of $92 million on an international Patriot program driven by a contract modification in the second quarter of 2021, which included the recognition of previously deferred precontract costs, and $66 million on the StormBreaker program primarily due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2021. The change in organic sales also includes a decrease of $54 million related to sales on our direct commercial sales contracts for precision guided munitions with a certain Middle East customer that had been recognized in the quarter ended June 30, 2020, but subsequently reversed in the fourth quarter of 2020. We have not yet obtained regulatory approval on these contracts, and we subsequently reversed these sales because we determined, due to then-current events, that it was no longer probable that we will be able to obtain regulatory approvals for these contracts.
The increase in operating profit of $134 million and the related increase in operating profit margins in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily due to a change in mix and other performance of $45 million, a net change in EAC adjustments of $43 million and a change in acquisitions / divestitures, net of $25 million. The change in mix and other performance was principally driven by activity on an international Patriot program as described above in organic sales. The net change in EAC adjustments was spread across numerous programs and primarily a result of the Raytheon Merger and the associated reset to zero percent complete for contracts accounted for on a percentage of completion basis.
The increase in net sales and operating profit due to acquisitions / divestitures, net relates to the Raytheon Merger on April 3, 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$259	$3,999	$14	$4,272
(1)    We provide the organic change in net sales for our segments. We believe that this measure is useful to investors because it provides transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$21	$43	$521	$45	$630
The organic sales increase of $259 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to higher net sales of $92 million on an international Patriot program driven by a contract modification in the second quarter of 2021, which included the recognition of previously deferred precontract costs, and $66 million on the StormBreaker program primarily due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2021. The change in organic sales also includes a decrease of $54 million related to sales on our direct commercial sales contracts for precision guided munitions with a certain Middle East customer as discussed above.
The increase in operating profit of $630 million and the related increase in operating profit margins in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a change in acquisitions / divestitures, net of $521 million.
The increase in net sales and operating profit due to acquisitions / divestitures, net relates to the Raytheon Merger on April 3, 2020.
Backlog and Bookings– Backlog was $29,656 million at June 30, 2021 and $29,103 million at December 31, 2020. In the quarter ended June 30, 2021, RMD booked approximately $2 billion for the Long Range Standoff (LRSO) Weapon System Engineering and Manufacturing Development (EMD) contract for the U.S. Air Force, $1,315 million for the Next Generation Interceptor (NGI) for the Missile Defense Agency (MDA), $327 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, $242 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the MDA, and $213 million for StormBreaker for the U.S. Air Force and Navy. In addition to the bookings noted above, in the six months ended June 30, 2021, RMD booked $518 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM) for the U.S. Air Force and Navy and international customers and $247 million to provide Patriot engineering services support for the U.S. Army and international customers.
In the six months ended June 30, 2020, RMD booked $2,253 million on the AN/TPY-2 radar program for the Kingdom of Saudi Arabia (KSA) and $299 million for Standard Missile-3 (SM-3) for the MDA and an international customer.
Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments, including Forcepoint, which was acquired as part of the Raytheon Merger and subsequently disposed of on January 8, 2021, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Inter segment eliminations	$(743)	$(665)	$(31)	$(23)
Other non-reportable segments	8	144	(9)	(4)
Eliminations and other	$(735)	$(521)	$(40)	$(27)
The decrease in other non-reportable segment sales for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily related to the sale of our Forcepoint business in the first quarter of 2021.
Other non-reportable segment operating profit for the quarter ended June 30, 2021 was relatively consistent with the quarter ended June 30, 2020.

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Inter segment eliminations	$(1,458)	$(1,101)	$(56)	$(36)
Other non-reportable segments	16	149	(15)	(16)
Eliminations and other	$(1,442)	$(952)	$(71)	$(52)
The decrease in other non-reportable segment sales for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was primarily related to the sale of our Forcepoint business in the first quarter of 2021.
Other non-reportable segments operating profit for the six months ended June 30, 2021 was relatively consistent with the six months ended June 30, 2020.
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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Corporate expenses and other unallocated items	$(149)	$(277)	$(230)	$(407)
The decrease in Corporate expenses and other unallocated items of $128 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily driven by lower restructuring costs of $109 million and a decrease in merger-related costs related to the Raytheon Merger of $70 million, partially offset by other unallocated items with no individual or common significant driver.
The decrease in Corporate expenses and other unallocated items of $177 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by lower restructuring costs of $106 million and a decrease in merger-related costs related to the Raytheon Merger of $82 million, partially offset by an increase in net expenses related to the LTAMDS project.
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

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
FAS service cost (expense)	$(101)	$(109)	$(202)	$(109)
CAS expense	526	465	1,050	465
FAS/CAS operating adjustment	$425	$356	$848	$356
The change in our FAS/CAS operating adjustment of $69 million in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was driven by a $61 million increase in CAS expense, as well as a $8 million decrease in FAS service cost. The increase in CAS expense was primarily due to the Raytheon Merger on April 3, 2020, and to a lesser extent, changes in actuarial assumptions.
The change in our FAS/CAS operating adjustment of $492 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by a $585 million increase in CAS expense, partially offset by a $93 million increase in FAS service cost both primarily due to the inclusion of the Raytheon Company plans as a result of the Raytheon Merger.
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
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Goodwill impairment charge	$—	$(3,183)	$—	$(3,183)
Amortization of acquired intangibles	(592)	(611)	(1,179)	(951)
Amortization of property, plant and equipment fair value adjustment	(44)	(20)	(63)	(27)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	117	69	207	145
Acquisition accounting adjustments	$(519)	$(3,745)	$(1,035)	$(4,016)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$(121)	$(3,381)	$(270)	$(3,579)
Pratt & Whitney	(29)	(11)	(51)	(84)
Raytheon Intelligence & Space	(162)	(128)	(301)	(128)
Raytheon Missiles & Defense	(207)	(200)	(413)	(200)
Total segment	(519)	(3,720)	(1,035)	(3,991)
Eliminations and other	—	(25)	—	(25)
Acquisition accounting adjustments	$(519)	$(3,745)	$(1,035)	$(4,016)
The change in the Acquisition accounting adjustments of $3,226 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily driven by the $3.2 billion goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units. Included in Acquisitions accounting adjustments in the quarter ended June 30, 2021 was $69 million of amortization of customer contractual obligations due to the accelerated liquidation of a below-market contract reserve at Collins Aerospace driven by the termination of a customer contract and $19 million of amortization of the property, plant and equipment fair value adjustment related to the sale of real estate at RIS. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q for additional information on the goodwill impairment loss.
The change in the Acquisition accounting adjustments of $2,981 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, is primarily driven by the $3.2 billion goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units, partially offset by an increase of $361 million for acquisition accounting adjustments related to the Raytheon Merger, primarily due to the timing of the merger in the prior year. Included in Acquisition accounting adjustments in the six months ended June 30, 2021 was $116 million of amortization of customer contractual obligations due to the accelerated liquidation of below-market contract reserves at Collins Aerospace driven by the termination of two customer contracts.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$8,051	$8,802
Total debt	31,482	31,823
Total equity	72,721	73,852
Total capitalization (total debt plus total equity)	104,203	105,675
Total debt to total capitalization	30%	30%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in and divestitures of businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at June 30, 2021.
Although our business has been and will continue to be impacted by COVID-19, as discussed above in Business Overview, we currently believe we have sufficient liquidity to withstand the potential impacts.
At June 30, 2021, we had cash and cash equivalents of $8.1 billion, of which approximately 54% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings. We did not repatriate cash in the six months ended June 30, 2021.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
As of June 30, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of June 30, 2021. The maximum amount of short-term commercial paper borrowings outstanding at any point in time during the six months ended June 30, 2021 was $660 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In May 2021, we renewed our $2.0 billion revolving credit agreement, which now expires in May 2022. As of June 30, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and the $2.0 billion revolving credit agreement that we renewed in May 2021 and there were no borrowings outstanding under these agreements.
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.

The Company has offered a voluntary supply chain finance (SCF) program with a global financial institution which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF program does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the program. In addition, we provide no guarantees or otherwise pay for any of the costs of the program incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institution, as it relates to the program. As such, amounts due to suppliers that have elected to participate in the SCF program are included in Accounts payable on our Condensed Consolidated Balance Sheet and all payment activity related to amounts due to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. As of June 30, 2021, and December 31, 2020, the amount due to suppliers participating in the SCF program and included in Accounts payable was approximately $406 million and $394 million, respectively. The SCF program does not impact our overall liquidity.
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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities from continuing operations	$2,049	$1,342
Net cash used in operating activities from discontinued operations	(24)	(661)
Operating Activities - Continuing Operations. Cash generated by operating activities from continuing operations in the six months ended June 30, 2021 was $707 million higher than the same period in 2020. This increase was primarily due to higher net income after adjustments for depreciation and amortization, deferred income tax provision, stock compensation costs, net periodic pension and other postretirement benefit and the goodwill impairment charge, totaling $2.1 billion, partially offset by an unfavorable change in working capital at the RIS and RMD segments in the first quarter of 2021, with no comparable activity in the first quarter of 2020 as a result of the Raytheon Merger. This unfavorable change in working capital at RIS and RMD includes a cash outflow for accounts payable and accrued liabilities due to the timing of incentive compensation payments. Included in the increase in cash flows provided by operating activities was a reduction of accounts receivables and accounts payable in the prior year at Collins Aerospace and Pratt & Whitney due to a decline in volume principally driven by the current economic environment primarily driven by COVID-19, and an increase in current year contract assets principally driven by the timing of billings at Pratt & Whitney.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase in cash flows provided by operating activities of $0.8 billion during the six months ended June 30, 2021, as compared to a decrease in cash flows provided by operating activities of $1.2 billion during the six months ended June 30, 2020. The year over year increase in factoring activity was primarily due to the higher sales volume in 2021 as compared to 2020, and includes amounts factored on certain aerospace receivables performed at the customer request for which we are compensated by the customer for the extended collection cycle.
We made the following contributions to our U.S. qualified and international defined benefit plans and PRB plans:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	21	42
PRB plans	4	—
Total	$25	$42
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
We made net tax payments of $618 million and $37 million in the six months ended June 30, 2021 and 2020, respectively.
Operating Activities - Discontinued Operations. The $637 million change in cash used in operating activities from discontinued operations in the six months ended June 30, 2021 compared to June 30, 2020 was primarily driven by the absence of separation costs in 2021 as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash flows provided by investing activities from continuing operations	$239	$2,056
Net cash used in investing activities from discontinued operations	—	(241)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
Investing Activities - Continuing Operations. The $1,817 million change in cash flows provided by investing activities from continuing operations in the six months ended June 30, 2021 compared to June 30, 2020 primarily relates to the prior year Raytheon Merger in which cash of $3.2 billion was acquired on April 3, 2020, partially offset by the sale of our Forcepoint business and the timing of our derivative contract settlements, both of which are described below.
Additions to property, plant and equipment were as follows:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Additions to property, plant and equipment	$(747)	$(783)
Capital expenditures for the six months ended June 30, 2021 decreased by $36 million from the six months ended June 30, 2020. The reductions in capital expenditures at Collins Aerospace and Pratt & Whitney were partially offset by an increase in capital expenditures driven by the Raytheon Merger.
Dispositions of businesses in the six months ended June 30, 2021 was $1.1 billion, net of cash transferred and related to the sale of our Forcepoint business. Dispositions of businesses in the six months ended June 30, 2020 were $234 million and related to the sale of our airborne tactical radios business. For additional detail, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
Increases to customer financing assets was a use of cash of $133 million and $188 million in six months ended June 30, 2021 and 2020, respectively. This decline is due to fewer engines added in the six months ended 2021 compared to 2020. These increases were partially offset by decreases in customer financing assets, which provided a source of cash of $31 million in the six months ended June 30, 2021 compared to $59 million in the six months ended June 30, 2020, driven by fewer sales of customer financing assets.
During the six months ended June 30, 2021, we increased our collaboration intangible assets by $60 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE).
As discussed in “Note 13: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. During the six months ended June 30, 2021 and 2020, we had net cash receipts of $50 million and net cash payments of $286 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.

Investing Activities - Discontinued Operations. The $241 million decrease in cash used in investing activities from discontinued operations in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is primarily driven by outflows from short-term investment activity of $160 million and capital expenditures of $87 million in 2020 which did not recur in 2021, as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Net cash flows used in financing activities from continuing operations	$(3,119)	$(1,332)
Net cash provided by (used in) financing activities from discontinued operations	24	(1,481)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing Activities - Continuing Operations. Financing activities were a cash outflow of $3.1 billion in the six months ended June 30, 2021 compared to a cash outflow of $1.3 billion in the six months ended June 30, 2020. This change is driven by the absence of distributions from discontinued operations, net of repayments of long-term debt related to the Spin Transactions of $2.2 billion in the six months ended June 30, 2020, the absence of the issuance of long-term debt of $2.0 billion in the six months ended June 30, 2020 and an increase in share repurchases of $960 million, a decrease in short-term borrowing repayments of $2.0 billion and a $1.9 billion change in net cash transfers to discontinued operations.
Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments.
At June 30, 2021, management had remaining authority to repurchase approximately $4.0 billion of our common stock under the December 7, 2020 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Six Months Ended June 30,
(dollars in millions; shares in thousands)	2021		2020
	$	Shares	$	Shares
Shares of Common Stock repurchased (1)	$1,020	12,642	$47	330
(1)    Share repurchases of $1,020 million in the six months ended June 30, 2021 includes $13 million of repurchases that settled in the third quarter of 2021.
Our Board of Directors authorized the following cash dividends:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020
Dividends paid per share of Common Stock	$0.985	$1.210
Total dividends paid	$1,461	$1,338
On June 21, 2021 the Board of Directors declared a dividend of $0.51 per share payable September 9, 2021 to shareowners of record at the close of business on August 20, 2021.
Financing Activities - Discontinued Operations. The $1,505 million increase in cash provided by (used in) financing activities from discontinued operations in the six months ended June 30, 2021 compared to June 30, 2020 is driven by a $1.9 billion change in net transfer activity, partially offset by $703 million of debt extinguishment costs related to the early repayment of debt in the six months ended June 30, 2020 which did not recur in the six months ended June 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2021. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2020 Form 10-K.

Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Vice President and Assistant Controller (Acting Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Acting Controller concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Acting Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Raytheon Merger or the Separation Transactions, including estimated synergies and customer cost savings resulting from the Raytheon Merger and the anticipated benefits and costs of the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and countries in which Raytheon Technologies Corporation (RTC) operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end-customer demand in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of pandemic health issues (including the impact of the coronavirus disease 2019 (COVID-19) pandemic on global air travel and commercial and business activities which have not yet fully recovered to pre-pandemic levels, and that the timing and extent of such recovery may be impacted by factors including the distributions, acceptance and efficacy of vaccines, emerging coronavirus variants and additional outbreaks), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2021.

2021	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	723	$82.96	723	$4,565
May 1 - May 31	3,564	85.58	3,564	$4,260
June 1 - June 30	3,158	88.60	3,158	$3,980
Total	7,445	$86.61	7,445
On December 7, 2020, our Board of Directors authorized a share repurchase program for up to $5 billion of our common stock, replacing the previous program announced on October 14, 2015. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2021.
Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1	Separation Agreement, dated as of May 24, 2021, between Thomas A. Kennedy and Raytheon Technologies Corporation.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes

in Equity for the quarters and six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 27, 2021	By:	/s/ NEIL G. MITCHILL JR.
Neil G. Mitchill Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 27, 2021	By:	/s/ STEVEN A. FORREST
Steven A. Forrest
Vice President and Acting Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)