Form 10-Q
period 2021-09-30
RAYTHEON TECHNOLOGIES CORP
filed 2021-10-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-00812
____________________________________
RAYTHEON TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	06-0570975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

870 Winter Street,	Waltham,	Massachusetts	02451
(Address of principal executive offices)			(Zip Code)

(781)	522-3000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	RTX	New York Stock Exchange
(CUSIP 75513E 101)
2.150% Notes due 2030	RTX 30	New York Stock Exchange
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
At September 30, 2021 there were 1,496,777,742 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2021

Raytheon Technologies Corporation and its subsidiaries’ names, abbreviations thereof, logos, and products and services designators are all either the registered or unregistered trademarks or tradenames of Raytheon Technologies Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and services designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net Sales:
Products sales	$12,331	$11,469	$36,174	$30,402
Services sales	3,882	3,278	11,170	9,766
Total Net Sales	16,213	14,747	47,344	40,168
Costs and Expenses:
Cost of sales - products	10,296	10,322	30,267	26,571
Cost of sales - services	2,793	2,682	8,014	7,219
Research and development	676	642	1,922	1,872
Selling, general and administrative	1,229	1,401	3,817	4,189
Total Costs and Expenses	14,994	15,047	44,020	39,851
Goodwill impairment	—	—	—	(3,183)
Other income, net	124	734	314	835
Operating profit (loss)	1,343	434	3,638	(2,031)
Non-operating expense (income), net
Non-service pension benefit	(491)	(253)	(1,472)	(658)
Interest expense, net	358	350	1,046	1,017
Total non-operating expense (income), net	(133)	97	(426)	359
Income (loss) from continuing operations before income taxes	1,476	337	4,064	(2,390)
Income tax expense	3	152	690	753
Net income (loss) from continuing operations	1,473	185	3,374	(3,143)
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	73	34	162	112
Income (loss) from continuing operations attributable to common shareowners	1,400	151	3,212	(3,255)
Discontinued operations (Note 3):
Income (loss) from discontinued operations, before tax	(1)	13	(31)	(219)
Income tax expense (benefit) from discontinued operations	6	(100)	3	137
Net income (loss) from discontinued operations	(7)	113	(34)	(356)
Less: Noncontrolling interest in subsidiaries’ earnings from discontinued operations	—	—	—	43
Income (loss) from discontinued operations attributable to common shareowners	(7)	113	(34)	(399)
Net income (loss) attributable to common shareowners	$1,393	$264	$3,178	$(3,654)

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.93	$0.10	$2.13	$(2.48)
Income (loss) from discontinued operations	—	0.08	(0.02)	(0.30)
Net income (loss) attributable to common shareowners	$0.93	$0.17	$2.11	$(2.79)
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.93	$0.10	$2.13	$(2.48)
Income (loss) from discontinued operations	—	0.08	(0.03)	(0.30)
Net income (loss) attributable to common shareowners	$0.93	$0.17	$2.10	$(2.79)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net income (loss) from continuing and discontinued operations	$1,466	$298	$3,340	$(3,499)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(321)	605	(239)	(175)
Pension and postretirement benefit plans adjustments	86	83	190	(2,093)
Change in unrealized cash flow hedging	(167)	154	(139)	(5)
Other comprehensive income (loss), before tax	(402)	842	(188)	(2,273)
Income tax (expense) benefit related to items of other comprehensive income (loss)	18	(54)	(17)	535
Other comprehensive income (loss), net of tax	(384)	788	(205)	(1,738)
Comprehensive income (loss)	1,082	1,086	3,135	(5,237)
Less: Comprehensive income attributable to noncontrolling interest	73	34	162	155
Comprehensive income (loss) attributable to common shareowners	$1,009	$1,052	$2,973	$(5,392)
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$7,476	$8,802
Accounts receivable, net	9,538	9,254
Contract assets	10,899	9,931
Inventory, net	9,426	9,411
Other assets, current	4,653	5,978
Total Current Assets	41,992	43,376
Customer financing assets	2,960	3,144
Fixed assets	27,116	26,346
Accumulated depreciation	(12,599)	(11,384)
Fixed assets, net	14,517	14,962
Operating lease right-of-use assets	1,876	1,880
Goodwill	53,789	54,285
Intangible assets, net	38,842	40,539
Other assets	4,796	3,967
Total Assets	$158,772	$162,153
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$206	$247
Accounts payable	8,667	8,639
Accrued employee compensation	2,756	3,006
Other accrued liabilities	9,685	10,517
Contract liabilities	12,543	12,889
Long-term debt currently due	274	550
Total Current Liabilities	34,131	35,848
Long-term debt	30,768	31,026
Operating lease liabilities, non-current	1,541	1,516
Future pension and postretirement benefit obligations	9,742	10,342
Other long-term liabilities	9,621	9,537
Total Liabilities	85,803	88,269
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	32	32
Shareowners’ Equity:
Common Stock	37,343	36,930
Treasury Stock	(12,398)	(10,407)
Retained earnings	50,343	49,423
Unearned ESOP shares	(41)	(49)
Accumulated other comprehensive loss	(3,939)	(3,734)
Total Shareowners’ Equity	71,308	72,163
Noncontrolling interest	1,629	1,689
Total Equity	72,937	73,852
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$158,772	$162,153
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Operating Activities:
Net income (loss) from continuing operations	$3,374	$(3,143)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	3,413	3,003
Deferred income tax provision	(142)	(34)
Stock compensation cost	343	253
Net periodic pension and other postretirement income	(1,073)	(325)
Goodwill impairment charge	—	3,183
Change in:
Accounts receivable	(397)	567
Contract assets	(1,117)	699
Inventory	(57)	(111)
Other current assets	(275)	(381)
Accounts payable and accrued liabilities	425	(866)
Contract liabilities	83	354
Global pension contributions	(38)	(64)
Other operating activities, net	(558)	(171)
Net cash flows provided by operating activities from continuing operations	3,981	2,964
Investing Activities:
Capital expenditures	(1,180)	(1,172)
Investments in businesses (Note 2)	(6)	—
Dispositions of businesses, net of cash transferred (Note 2)	1,074	2,575
Cash acquired in Raytheon Merger (Note 2)	—	3,208
Customer financing assets receipts (payments), net	24	(138)
Increase in collaboration intangible assets	(138)	(136)
Receipts (payments) from settlements of derivative contracts, net	42	(115)
Other investing activities, net	45	(70)
Net cash flows (used in) provided by investing activities from continuing operations	(139)	4,152
Financing Activities:
Issuance of long-term debt	1,981	1,999
Distribution from discontinued operations	—	17,207
Repayment of long-term debt	(2,547)	(15,052)
Decrease in short-term borrowings, net	(41)	(2,060)
Proceeds from Common Stock issued under employee stock plans	3	6
Dividends paid on Common Stock	(2,212)	(2,026)
Repurchase of Common Stock	(2,000)	(47)
Net transfers to discontinued operations	(27)	(1,998)
Other financing activities, net	(339)	(85)
Net cash flows used in financing activities from continuing operations	(5,182)	(2,056)
Discontinued Operations:
Net cash used in operating activities	(27)	(693)
Net cash used in investing activities	—	(241)
Net cash provided by (used in) financing activities	27	(1,449)
Net cash used in discontinued operations	—	(2,383)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	10	11
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations	—	(76)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,330)	2,612
Cash, cash equivalents and restricted cash, beginning of period	8,832	4,961
Cash, cash equivalents and restricted cash within assets related to discontinued operations, beginning of period	—	2,459
Cash, cash equivalents and restricted cash, end of period	7,502	10,032
Less: Restricted cash, included in Other assets	26	31
Cash and cash equivalents, end of period	$7,476	$10,001
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2021	2020	2021	2020
Equity beginning balance	$72,721	$68,892	$73,852	$44,231
Common Stock
Beginning balance	37,183	36,735	36,930	23,019
Common Stock plans activity	160	99	413	320
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	—	—	10,897
Adjustment to Common Stock for the Otis Distribution	—	—	—	2,598
Sale of subsidiary shares from noncontrolling interest, net	—	(1)	—	(1)
Ending balance	37,343	36,833	37,343	36,833
Treasury Stock
Beginning balance	(11,424)	(10,398)	(10,407)	(32,626)
Common Stock plans activity	—	—	—	2
Common Stock repurchased	(982)	—	(2,002)	(43)
Common Stock issued for Raytheon Company outstanding common stock and equity awards	—	—	—	22,269
Other	8	(9)	11	(9)
Ending balance	(12,398)	(10,407)	(12,398)	(10,407)
Retained Earnings
Beginning balance	48,954	49,744	49,423	61,594
Net income (loss)	1,393	264	3,178	(3,654)
Adjustment to retained earnings for the Carrier Distribution	—	—	—	(5,805)
Dividends on Common Stock	3	15	(2,212)	(2,026)
Dividends on ESOP Common Stock	—	(11)	(37)	(38)
Other, including the adoption impact of ASU 2016-13 (Note 21)	(7)	5	(9)	(54)
Ending balance	50,343	50,017	50,343	50,017
Unearned ESOP Shares
Beginning balance	(43)	(56)	(49)	(64)
Common Stock plans activity	2	4	8	12
Ending balance	(41)	(52)	(41)	(52)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,555)	(8,800)	(3,734)	(10,149)
Other comprehensive income (loss), net of tax	(384)	788	(205)	(1,738)
Separation of Carrier and Otis	—	—	—	3,875
Ending balance	(3,939)	(8,012)	(3,939)	(8,012)
Noncontrolling Interest
Beginning balance	1,606	1,667	1,689	2,457
Net Income	73	34	162	155
Less: Redeemable noncontrolling interest net income	(2)	(1)	(5)	(2)
Dividends attributable to noncontrolling interest	(47)	—	(216)	(80)
Sale of subsidiary shares from noncontrolling interest, net	—	—	—	66
Acquisition (disposition) of noncontrolling interest, net	(1)	1	(1)	1
Capital contributions	—	—	—	(31)
Separation of Carrier and Otis	—	—	—	(865)
Ending balance	1,629	1,701	1,629	1,701
Equity at September 30	$72,937	$70,080	$72,937	$70,080
Supplemental share information
Shares of Common Stock issued under employee plans, net	240	174	1,516	2,081
Shares of Common Stock repurchased	11,535	—	24,177	330
Shares of Common Stock issued for Raytheon Company outstanding common stock & equity awards	—	—	—	652,638
Dividends declared per share of Common Stock	$—	$—	$1.495	$1.685
Dividends paid per share of Common Stock	0.510	0.475	1.495	1.685
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at September 30, 2021 and for the quarters and nine months ended September 30, 2021 and 2020 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2020 Annual Report on Form 10-K. In addition, we reclassified certain amounts to conform to our current period presentation.
Separation Transactions, Distributions and Raytheon Merger. On April 3, 2020, United Technologies Corporation (UTC) completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. Immediately following the Separation Transactions and Distributions, on April 3, 2020, UTC and Raytheon Company completed their all-stock merger of equals transaction (the Raytheon Merger), pursuant to which Raytheon Company became a wholly-owned subsidiary of UTC and UTC was renamed Raytheon Technologies Corporation (RTC). As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD).
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of September 30, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended September 30, 2021 and September 30, 2020 with respect to RIS or RMD, we are referring to their October 3, 2021 and September 27, 2020 fiscal quarter ends, respectively. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
COVID-19 Pandemic. Beginning in 2020, the coronavirus disease 2019 (COVID-19) negatively impacted the global economy, our business and operations, and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses.
In the nine months ended September 30, 2020 we recorded write-downs of assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•Goodwill impairment charges of $3.2 billion in the quarter ended June 30, 2020 related to two of our Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” for additional information,
•increased estimated credit losses on both our receivables and contract assets of $48 million and $357 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment of $334 million on a Pratt & Whitney commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period in both the quarter and nine months ended September 30, 2020,

•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $13 million and $146 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•an $89 million impairment of commercial aircraft program assets at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•the impairment of a Collins Aerospace trade name of $57 million in total, in the first and second quarters of 2020,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $48 million in total, in the second and third quarters of 2020, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the second quarter of 2020.
Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 (2019) results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. We have seen indications that commercial air travel is continuing to recover in certain areas of demand; however, other areas continue to lag. In addition, while global vaccination rates have increased, infection from COVID-19 variants have continued, which may impact the pace of the commercial aerospace recovery. However, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may continue to emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of additional variants, the efficacy, acceptance, distribution and availability of vaccines, new or continued actions to contain the pandemic’s spread or treat its impact, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk. As our commercial aerospace business begins to recover, we expect certain employee-related and discretionary costs, which were subject to prior year cost reduction actions, to return in 2021 and beyond. A recovery may also impact our judgments around credit risk related to estimated credit losses.
On September 24, 2021, in furtherance of an executive order, the U.S. Safer Federal Workforce Task Force (Task Force) issued guidance requiring federal contractors and subcontractors to comply with COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by December 8, 2021 except in limited circumstances. The vaccination requirements will be incorporated in new government contracts, renewals, extensions and other modifications signed on and after October 15, 2021, and will apply to employees working on or in connection with such contracts, as well as to employees working at a location at which an employee working on such contract is likely to be present. We had previously announced an internal vaccine mandate with a January 1, 2022 deadline for all U.S. based employees. We do not expect all of our employees who are covered by the U.S. federal contractor mandate to become fully vaccinated by December 8, 2021, but we will comply with the requirements of the Task Force’s implementing guidance and the associated executive order. While this mandate may have an impact on our operations, we do not expect this to have a material adverse effect on our financial condition, results of operations or liquidity. Our ability to perform on our contracts is also dependent upon our subcontractors and suppliers. Our subcontractors and suppliers who are subject to the U.S. federal contractor vaccine mandate may be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries, and negatively impact our business.
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
The fair values of the customer relationship intangible assets were determined by using a discounted cash flow valuation method, which is a form of the income approach. Under this approach, the estimated future cash flows attributable to the asset are adjusted to exclude the future cash flows that can be attributed to supporting assets, such as tradenames or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant future cash flows, which require significant management judgment, included forecasted revenue growth rates, remaining developmental effort, operational performance including company specific synergies, program life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are probability-adjusted to reflect the uncertainties associated with the underlying assumptions, including cancellation rates related to backlog, government demand for sole-source and recompete contracts and win rates for recompete contracts, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future cash flows are then discounted to present value, using an appropriate discount rate that requires significant judgment by management. The customer relationship intangible assets are being amortized based on the pattern of economic benefits we expect to realize over the estimated economic life of the underlying programs. The fair value of the tradename intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename and discounted to present value, using forecasted revenue growth rate projections and a discount rate, respectively, that requires significant judgment by management. The tradename intangible assets have been determined to have an indefinite life. The developed technology intangible assets are being amortized based on the pattern of economic benefits.
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
Merger-Related Costs. Merger-related costs have been expensed as incurred. In the nine months ended September 30, 2021 we recorded $17 million of transaction and integration costs. In the quarter and nine months ended September 30, 2020 we recorded $26 million and $125 million, respectively, of transaction and integration costs. These costs are included in Selling, general and administrative expenses within the Condensed Consolidated Statement of Operations.
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

	Quarter Ended	Nine Months Ended
(dollars in millions, except per share amounts)	September 30, 2020	September 30, 2020
Net sales	$14,747	$47,668
Income (loss) from continuing operations attributable to common shareowners	174	(2,328)
Basic earnings (loss) per share of common stock from continuing operations	$0.12	$(1.54)
Diluted earnings (loss) per share of common stock from continuing operations	0.11	(1.54)
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

	Quarter Ended	Nine Months Ended
(dollars in millions)	September 30, 2020	September 30, 2020
Amortization of acquired Raytheon Company intangible assets, net (1)	$—	$(270)
Amortization of fixed asset fair value adjustment (2)	—	(9)
Utilization of contractual customer obligation (3)	—	8
Deferred revenue fair value adjustment (4)	—	(4)
Adjustment to non-service pension (income) expense (5)	—	239
RTC/Raytheon fees for advisory, legal, accounting services (6)	23	119
Adjustment to interest expense related to the Raytheon Merger, net (7)	—	9
Elimination of deferred commission amortization (8)	—	5
	$23	$97
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
Dispositions. On September 8, 2021, we entered into a definitive agreement to divest our global training and logistics business within our Raytheon Intelligence & Space segment. At September 30, 2021, the related assets of approximately $860 million and liabilities of approximately $100 million have been accounted for as held for sale; however, the disposition does not qualify for presentation as discontinued operations. These held for sale assets, including a preliminary estimate of approximately $660 million of goodwill and intangibles, and liabilities are presented in Other assets, current and Other accrued liabilities, respectively, on our Condensed Consolidated Balance Sheet. The closing of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.
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
In the third quarter of 2020, in accordance with conditions imposed for regulatory approval of the Raytheon Merger, we completed the sale of our Collins Aerospace military Global Positioning System (GPS) and space-based precision optics businesses for $2.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction costs, of $580 million ($253 million after tax), of which $608 million was included in Other income (expense), net partially offset by $20 million of aggregate transaction costs included in Selling, general and administrative costs and an $8 million expense included in Non-service pension (income) expense within our Condensed Consolidated Statement of Operations. Income before taxes for 2020, through the date of sale for these businesses was $94 million.
In May 2020, in order to meet the requirements for regulatory approval of the Raytheon Merger, we completed the sale of our airborne tactical radios business within our RIS segment for $231 million in cash, net of transaction-related costs. As the transaction occurred subsequent to the Raytheon Merger, the gain of $199 million was not recorded in the Condensed Consolidated Statement of Operations, but rather was recorded as an adjustment to the fair value of net assets acquired in the allocation of consideration transferred to net assets acquired in the Raytheon Merger. Income before taxes related to the disposed business for the period from the closing of the Raytheon Merger to disposal date was not material.
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
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2021 were as follows:

(dollars in millions)	Balance as of January 1, 2021(1)	Acquisitions and Divestitures(2)	Foreign Currency Translation and Other	Balance as of September 30, 2021
Collins Aerospace Systems	$31,571	$—	$(146)	$31,425
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space(1) (2)	9,522	(397)	—	9,125
Raytheon Missiles & Defense(1)	11,608	52	(1)	11,659
Total Segments	54,264	(345)	(147)	53,772
Eliminations and other	21	—	(4)	17
Total	$54,285	$(345)	$(151)	$53,789
(1)    In connection with the previously announced January 1, 2021 reorganization of RIS and RMD, goodwill of $282 million was allocated from RMD to RIS on a relative fair value basis and is reflected in the revised balances at January 1, 2021.
(2)    Change in Acquisitions and Divestitures for RIS includes the reclassification of a preliminary estimate of approximately $430 million of goodwill associated with the RIS’s global training and logistics business, as criteria for held for sale accounting treatment was met during the three months ended September 30, 2021.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We did not have a triggering event in the nine months ended September 30, 2021.
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
The Company continuously monitors and evaluates relevant events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, including significant future negative developments in the COVID-19 pandemic, or future changes in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting units, including the expected long-term recovery of airline travel to pre-COVID-19 levels, would require the Company to record a non-cash impairment charge.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2021		December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Patents and trademarks	$48	$(36)	$48	$(35)
Collaboration assets	5,269	(1,112)	5,021	(1,024)
Exclusivity assets	2,647	(317)	2,541	(295)
Developed technology and other	939	(407)	906	(316)
Customer relationships	29,956	(6,849)	30,241	(5,262)
	38,859	(8,721)	38,757	(6,932)
Unamortized:
Trademarks and other	8,704	—	8,714	—
Total	$47,563	$(8,721)	$47,471	$(6,932)
Given the deterioration in general economic and market conditions primarily due to the COVID-19 pandemic, we performed an assessment of our unamortized intangible assets and recorded charges of $40 million and $17 million in the first and second quarters of 2020, respectively, related to the impairment of a Collins Aerospace indefinite-lived tradename intangible assets. We will continue to evaluate the impact on our customers and our business in future periods which may result in a different conclusion.
Amortization of intangible assets for the quarters and nine months ended September 30, 2021 and 2020 were $622 million and $1,820 million and $599 million and $1,506 million, respectively. The following is the expected amortization of intangible assets for the years 2021 through 2026.

(dollars in millions)	Remaining 2021	2022	2023	2024	2025	2026
Amortization expense	$630	$1,936	$2,035	$2,142	$2,025	$1,939
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
Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Income (loss) from discontinued operations attributable to common shareowners is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Otis	$—	$—	$—	$187
Carrier	—	—	—	196
Separation related transactions (1)	(7)	113	(34)	(782)
Income (loss) from discontinued operations attributable to common shareowners	$(7)	$113	$(34)	$(399)
(1)    Reflects debt extinguishment costs in the nine months ended September 30, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

The following summarized financial information related to discontinued operations has been reclassified from Income (loss) from continuing operations attributable to common shareowners and included in Income (loss) from discontinued operations attributable to common shareowners:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Otis
Products sales	$—	$—	$—	$1,123
Services sales	—	—	—	1,843
Cost of products sold	—	—	—	913
Cost of services sold	—	—	—	1,157
Research and development	—	—	—	38
Selling, general and administrative expense	—	—	—	450
Other income (expense), net	—	—	—	(65)
Non-operating expense (income), net	—	—	—	3
Income from discontinued operations, before tax	—	—	—	340
Income tax expense from discontinued operations	—	—	—	116
Net income from discontinued operations	—	—	—	224
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	—	—	37
Income from discontinued operations attributable to common shareowners	$—	$—	$—	$187
Carrier
Products sales	$—	$—	$—	$3,143
Services sales	—	—	—	741
Cost of products sold	—	—	—	2,239
Cost of services sold	—	—	—	527
Research and development	—	—	—	98
Selling, general and administrative expense	—	—	—	669
Other income (expense), net	—	—	—	(30)
Non-operating expense (income), net	—	—	—	17
Income from discontinued operations, before tax	—	—	—	304
Income tax expense from discontinued operations	—	—	—	102
Net income from discontinued operations	—	—	—	202
Less: Noncontrolling interest in subsidiaries earnings from discontinued operations	—	—	—	6
Income from discontinued operations attributable to common shareowners	$—	$—	$—	$196
Separation related transactions (1)
Selling, general and administrative expense	$1	$(13)	31	$154
Non-operating expense, net	—	—	—	709
Income (loss) from discontinued operations, before tax	(1)	13	(31)	(863)
Income tax expense (benefit) from discontinued operations	6	(100)	3	(81)
Net income (loss) from discontinued operations	(7)	113	(34)	(782)
Total income (loss) from discontinued operations attributable to common shareowners	$(7)	$113	$(34)	$(399)
(1)    Reflects debt extinguishment costs in the nine months ended September 30, 2020 related to the Company’s paydown of debt to not exceed the maximum applicable net indebtedness under the Raytheon Merger Agreement, and unallocable transaction costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges and benefits related to separation activities.

Selected financial information related to cash flows from discontinued operations is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash used in operating activities	$(27)	$(693)
Net cash used in investing activities	—	(241)
Net cash provided by (used in) financing activities	27	(1,449)
Net cash used in operating activities for the nine months ended September 30, 2020 includes the net operating cash flows of Carrier and Otis prior to the Separation Transactions, as well as costs incurred by the Company primarily related to professional services costs pertaining to the Separation Transactions and the establishment of Carrier and Otis as stand-alone public companies, facility relocation costs, costs to separate information systems, costs of retention bonuses and tax charges related to separation activities. Net cash used in financing activities for the nine months ended September 30, 2020 primarily consists of cash distributed by the Company to Carrier and Otis upon separation and debt extinguishment costs related to the early repayment of debt.
Note 4: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations	$1,400	$151	$3,212	$(3,255)
Income (loss) from discontinued operations	(7)	113	(34)	(399)
Net income (loss) attributable to common shareowners	$1,393	$264	$3,178	$(3,654)
Basic weighted average number of shares outstanding	1,497.9	1,511.5	1,505.0	1,311.3
Stock awards and equity units (share equivalent)	8.0	2.7	6.0	—
Diluted weighted average number of shares outstanding	1,505.9	1,514.2	1,511.0	1,311.3
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$0.93	$0.10	$2.13	$(2.48)
Income (loss) from discontinued operations	—	0.08	(0.02)	(0.30)
Net income (loss) attributable to common shareowners	$0.93	$0.17	$2.11	$(2.79)
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$0.93	$0.10	$2.13	$(2.48)
Income (loss) from discontinued operations	—	0.08	(0.03)	(0.30)
Net income (loss) attributable to common shareowners	$0.93	$0.17	$2.10	$(2.79)
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2021, the number of stock awards excluded from the computation was 8.0 million and 15.3 million, respectively. For the quarter ended September 30, 2020, the number of stock awards excluded from the computation was 38.1 million. For the nine months ended September 30, 2020, all stock awards were excluded from the computation of diluted EPS because their effect was antidilutive due to the loss from continuing operations, and amounted to 31.5 million stock awards.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Operating profit (loss)	$25	$(462)	$64	$(592)
Income (loss) from continuing operations attributable to common shareowners(1)	20	(365)	51	(468)
Diluted earnings (loss) per share from continuing operations attributable to common shareholders (1)	$0.01	$(0.24)	$0.03	$(0.36)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In the quarters ended September 30, 2021 and 2020, revenue was increased by $82 million and reduced by $231 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. In the nine months ended September 30, 2021 and 2020, revenue was increased by $207 million and reduced by $432 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods. This relates to EAC adjustments that impacted revenue.
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
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2021	December 31, 2020
Accounts receivable	$10,033	$9,800
Allowance for expected credit losses	(495)	(546)
Total accounts receivable, net	$9,538	$9,254
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Under these arrangements, the Company factored receivables of $4.4 billion and $5.4 billion during the nine months ended September 30, 2021 and 2020, respectively, which includes amounts factored on certain aerospace receivables at the customers’ request for which we are compensated by the customer for the extended collection cycle. The cash received from these arrangements is reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.

The changes in the allowance for expected credit losses related to Accounts receivable were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Balance as of January 1	$546	$254
Current period provision for expected credit losses, net of recoveries (1)	(32)	263
Write-offs charged against the allowance for expected credit losses	(15)	(5)
Other, net(2)	(4)	18
Balance as of September 30	$495	$530
(1)    The current provision for expected credit losses for the nine months ended September 30, 2020 includes $223 million of reserves driven by customer bankruptcies and additional reserves for credit losses primarily due to the current economic environment primarily caused by the COVID-19 pandemic.
(2)    Other, net for the nine months ended September 30, 2020 includes a $34 million impact related to the January 1, 2020 adoption of Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of September 30, 2021 and December 31, 2020 are as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Contract assets	$10,899	$9,931
Contract liabilities	(12,543)	(12,889)
Net contract liabilities	$(1,644)	$(2,958)
Contract assets increased $968 million during the nine months ended September 30, 2021 primarily due to sales in excess of billings at Pratt & Whitney and contractual billing terms on U.S. government and foreign military sales contracts at RMD. Contract liabilities decreased $346 million during the nine months ended September 30, 2021 primarily due to $364 million of contract liability reduction related to a contract termination at Collins Aerospace in the second quarter of 2021, revenue recognized on certain U.S. government contracts with milestone payments at RIS and revenue recognized on certain international contracts with advances at RMD, partially offset by billings in excess of sales at Pratt & Whitney. We recognized revenue of $960 million and $3,686 million during the quarter and nine months ended September 30, 2021, respectively, related to contract liabilities as of January 1, 2021 and $480 million and $2,288 million during the quarter and nine months ended September 30, 2020, respectively, related to contract liabilities as of January 1, 2020.
As of September 30, 2021, our contract liabilities include approximately $440 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for credit losses of $250 million and $177 million as of September 30, 2021 and December 31, 2020, respectively.
Note 8: Inventory, net

(dollars in millions)	September 30, 2021	December 31, 2020
Raw materials	$2,989	$3,015
Work-in-process	3,295	2,924
Finished goods	3,142	3,472
Total inventory, net	$9,426	$9,411
Raw materials, work-in-process and finished goods are net of total valuation reserves of $1,943 million and $1,788 million as of September 30, 2021 and December 31, 2020, respectively.

Note 9: Borrowings and Lines of Credit

(dollars in millions)	September 30, 2021	December 31, 2020
Commercial paper	$160	$160
Other borrowings	46	87
Total short-term borrowings	$206	$247
As of September 30, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In May 2021, we renewed our $2.0 billion revolving credit agreement, which now expires in May 2022. As of September 30, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and the $2.0 billion revolving credit agreement, and there were no borrowings outstanding under these agreements.
In June 2020, we completed an exchange offer of outstanding subsidiary notes with an aggregate principal amount of approximately $8.2 billion in exchange for approximately $8.2 billion of Raytheon Technologies notes with identical interest rates, maturity dates, and redemption provisions.
In preparation for and in anticipation of the Separation Transactions and Distributions, the Company, Carrier and Otis issued and the Company repaid long-term debt in the nine months ended September 30, 2020, which are included in the tables below.
We had the following issuances of long-term debt during the nine months ended September 30, 2021 and 2020, which is inclusive of issuances made by Carrier and Otis prior to the Distributions, the proceeds of which were primarily used by the Company to extinguish Raytheon Technologies short-term and long-term debt, and therefore, these issuances were treated as a distribution from discontinued operations within financing activities from continuing operations on our Condensed Consolidated Statement of Cash Flows:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
August 10, 2021	1.900% notes due 2031 (1)	$1,000
	2.820% notes due 2051 (1)	1,000
May 18, 2020	2.250% notes due 2030	1,000
	3.125% notes due 2050	1,000
March 27, 2020	Term Loan due 2023 (Otis) (2)	1,000
	Term Loan due 2023 (Carrier) (2)	1,750
February 27, 2020	1.923% notes due 2023 (2)	500
	LIBOR plus 0.450% floating rate notes due 2023 (2)	500
	2.056% notes due 2025 (2)	1,300
	2.242% notes due 2025 (2)	2,000
	2.293% notes due 2027 (2)	500
	2.493% notes due 2027 (2)	1,250
	2.565% notes due 2030 (2)	1,500
	2.722% notes due 2030 (2)	2,000
	3.112% notes due 2040 (2)	750
	3.377% notes due 2040 (2)	1,500
	3.362% notes due 2050 (2)	750
	3.577% notes due 2050 (2)	2,000
(1)    The net proceeds received from these debt issuances, along with cash on hand, were used to fund the repayment of our 2.800% and 2.500% notes due 2022.
(2)    The debt issuances and term loan draws reflect debt incurred by Carrier and Otis. The net proceeds of these issuances were primarily utilized to extinguish Raytheon Technologies short-term and long-term debt in order to not exceed the maximum applicable net indebtedness required by the Raytheon Merger Agreement.

We made the following repayments of long-term debt during the nine months ended September 30, 2021 and 2020:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
August 26, 2021	2.800% notes due 2022	$1,100
	2.500% notes due 2022	1,100
March 1, 2021	8.750% notes due 2021	250
May 19, 2020	3.650% notes due 2023 (1)(2)	410
May 15, 2020	EURIBOR plus 0.20% floating rate notes due 2020 (€750 million principal value)(2)	817
March 29, 2020	4.500% notes due 2020 (1)(2)	1,250
	1.125% notes due 2021 (€950 million principal value) (1)(2)	1,082
	1.250% notes due 2023 (€750 million principal value) (1)(2)	836
	1.150% notes due 2024 (€750 million principal value) (1)(2)	841
	1.875% notes due 2026 (€500 million principal value) (1)(2)	567
March 3, 2020	1.900% notes due 2020 (1)(2)	1,000
	3.350% notes due 2021 (1)(2)	1,000
	LIBOR plus 0.650% floating rate notes due 2021 (1)(2)	750
	1.950% notes due 2021 (1)(2)	750
	2.300% notes due 2022 (1)(2)	500
	3.100% notes due 2022 (1)(2)	2,300
	2.800% notes due 2024 (1)(2)	800
March 2, 2020	4.875% notes due 2020 (1)(2)	171
February 28, 2020	3.650% notes due 2023 (1)(2)	1,669
	2.650% notes due 2026 (1)(2)	431
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
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2021	December 31, 2020
8.750% notes due 2021	$—	$250
3.100% notes due 2021 (1)	250	250
2.800% notes due 2022 (1)	—	1,100
2.500% notes due 2022 (1) (2)	—	1,100
3.650% notes due 2023 (1)	171	171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1) (2)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1) (2)	382	382
7.100% notes due 2027	141	141
6.700% notes due 2028	400	400
7.000% notes due 2028 (1) (2)	185	185
4.125% notes due 2028 (1)	3,000	3,000

7.500% notes due 2029 (1)	550	550
2.150% notes due 2030 (€500 million principal value) (1)	585	612
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	—
5.400% notes due 2035 (1)	600	600
6.050% notes due 2036 (1)	600	600
6.800% notes due 2036 (1)	134	134
7.000% notes due 2038	159	159
6.125% notes due 2038 (1)	1,000	1,000
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	1,000	1,000
4.875% notes due 2040 (1) (2)	600	600
4.700% notes due 2041 (1) (2)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1) (2)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	—
Other (including finance leases)	272	292
Total principal long-term debt	30,973	31,470
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	69	106
Total long-term debt	31,042	31,576
Less: current portion	274	550
Long-term debt, net of current portion	$30,768	$31,026
(1)    We may redeem these notes at our option pursuant to their terms.
(2)    Debt assumed in the Raytheon Merger.
The average maturity of our long-term debt at September 30, 2021 is approximately 15 years. The average interest expense rate on our total borrowings for the quarters and nine months ended September 30, 2021 and 2020 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average interest expense rate	4.2%	4.2%	4.1%	4.0%
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
Raytheon Company has both funded and unfunded domestic and foreign defined benefit pension and PRB plans. As of the merger date, the Raytheon Company plans were remeasured at fair value using accounting policies consistent with the UTC plans. The deferred pension and PRB plan losses included in Raytheon Company’s accumulated other comprehensive income (loss) as of the merger date were eliminated and are no longer subject to amortization in net periodic benefit (income) expense. Amounts prior to the merger date of April 3, 2020 do not include the Raytheon Company pension and PRB plan results.
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	8	14	29	56
PRB plans	5	8	9	8
Defined contribution plans	221	228	730	668
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	September 30, 2021	December 31, 2020
Noncurrent pension assets (included in Other assets)	$1,389	$424
Current pension and PRB liabilities (included in Accrued employee compensation)	314	314
Future pension and postretirement benefit obligations	9,742	10,342
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	September 30, 2021	December 31, 2020
Noncurrent pension liabilities	$8,638	$9,131
Noncurrent PRB liabilities	1,039	1,072
Other pension and PRB related items	65	139
Future pension and postretirement benefit obligations	$9,742	$10,342
The following table illustrates the components of net periodic benefit (income) expense for our defined pension and PRB plans:

	Pension Benefits Quarter Ended September 30,		PRB Quarter Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Operating expense
Service cost	$131	$149	$2	$2
Non-operating expense
Interest cost	312	465	6	10
Expected return on plan assets	(869)	(827)	(5)	(4)
Amortization of prior service cost (credit)	(42)	13	(1)	(1)
Recognized actuarial net loss (gain)	109	86	(2)	(3)
Net settlement, curtailment and special termination benefit loss	1	8	—	—
Non-service pension (income) expense	(489)	(255)	(2)	2
Total net periodic benefit (income) expense	$(358)	$(106)	$—	$4

	Pension Benefits Nine Months Ended September 30,		PRB Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Operating expense
Service cost	$393	$328	$6	$5
Non-operating expense
Interest cost	937	1,170	18	26
Expected return on plan assets	(2,608)	(2,162)	(15)	(9)
Amortization of prior service cost (credit)	(126)	39	(3)	(3)
Recognized actuarial net loss (gain)	327	255	(6)	(9)
Net settlement, curtailment and special termination benefit loss	4	35	—	—
Non-service pension (income) expense	(1,466)	(663)	(6)	5
Total net periodic benefit (income) expense	$(1,073)	$(335)	$—	$10
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Marketable securities held in trusts	$965	$881
Note 11: Income Taxes
Our effective tax rate was 0.2% and 45.1% in the quarters ended September 30, 2021 and 2020, respectively. Tax expense in the quarter ended September 30, 2021 includes deferred tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter. Tax expense in the quarter ended September 30, 2020 includes tax charges incremental to the U.S. statutory rate of $206 million associated with the sales of the Collins Aerospace businesses, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets.”
Our effective tax rate was 17.0% and (31.5)% in the nine months ended September 30, 2021 and 2020, respectively. Tax expense in the nine months ended September 30, 2021 includes deferred tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter, tax charges of $148 million associated with the sale of the Forcepoint business and tax charges of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023. The loss from continuing operations before income taxes for the nine months ended September 30, 2020 includes the $3.2 billion goodwill impairment as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets,” most of which is non-deductible for tax purposes. Tax expense in the nine months ended September 30, 2020 includes tax charges of $430 million resulting from the Separation Transactions or the Raytheon Merger, primarily related to the impairment of deferred tax assets and the revaluation of certain international tax incentives, and $228 million of tax charges incremental to the U.S. statutory rate associated with the sales of the Collins Aerospace and RIS businesses.
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Poland, India, Saudi Arabia, Singapore, Switzerland, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $45 million to $440 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes. Interest recognized during the quarters ended September 30, 2021 and 2020 was $9 million and $12 million, respectively. Interest recognized during the nine months ended September 30, 2021 and

2020 was $28 million and $33 million, respectively. Accrued interest on unrecognized tax benefits was $158 million and $141 million, at September 30, 2021 and December 31, 2020, respectively.
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
Note 12: Restructuring Costs
Restructuring costs are generally expensed as incurred. All U.S. government unallowable restructuring costs related to the Raytheon Merger are recorded within Corporate expenses and other unallocated items, as these costs are not included in management’s evaluation of the segments’ performance, and as a result, there are no unallowable restructuring costs at the RIS and RMD segments. During the quarter and nine months ended September 30, 2021, we recorded net pre-tax restructuring costs totaling $19 million and $118 million, respectively, for new and ongoing restructuring actions.
We recorded charges in the segments as follows:

(dollars in millions)	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Pratt & Whitney	$2	$6
Collins Aerospace Systems	2	32
Corporate expenses and other unallocated items	15	80
Total	$19	$118
Restructuring charges incurred during the quarter and nine months ended September 30, 2021 primarily relate to actions initiated during 2021 and 2020, and were recorded as follows:

(dollars in millions)	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of sales	$4	$25
Selling, general and administrative	15	93
Total	$19	$118
2021 Actions. During the quarter ended September 30, 2021, we recorded net pre-tax restructuring costs of $12 million, comprised of $5 million in Selling, general and administrative expenses and $7 million in Cost of sales. During the nine months ended September 30, 2021, we recorded net pre-tax restructuring costs of $113 million, comprised of $81 million in Selling, general and administrative expenses and $32 million in Cost of sales. The 2021 actions primarily consist of severance costs related to ongoing cost reduction efforts, and to a much lesser extent, the exit and consolidation of facilities.

The following table summarizes the accrual balance and utilization for the 2021 restructuring actions for the nine months ended September 30, 2021:

(dollars in millions)	Nine Months Ended September 30, 2021
Balance at January 1, 2021	$—
Net pre-tax restructuring costs	113
Utilization, foreign exchange and other costs	(37)
Balance at September 30, 2021	$76
The following table summarizes expected, incurred and remaining costs for the 2021 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred Quarter Ended March 31, 2021	Costs Incurred Quarter Ended June 30, 2021	Costs Incurred Quarter Ended September 30, 2021	Remaining Costs at September 30, 2021
Pratt & Whitney	$58	$(20)	$(2)	$(1)	$35
Collins Aerospace Systems	67	(16)	(3)	(9)	39
Corporate expenses and other unallocated items	62	—	(60)	(2)	—
Total	$187	$(36)	$(65)	$(12)	$74
We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions during the remainder of 2021 and 2022.
2020 Actions. During the quarter ended September 30, 2021, we recorded a net $1 million of pre-tax restructuring costs for restructuring actions initiated in 2020, comprised of $7 million in Selling, general and administrative expenses and a reversal of $6 million in Cost of sales. During the nine months ended September 30, 2021, we reversed $19 million net pre-tax restructuring costs for restructuring actions initiated in 2020, including a reversal of $5 million in Selling, general and administrative expenses and a reversal of $14 million in Cost of sales. The 2020 actions primarily consist of severance costs principally related to restructuring actions at Pratt & Whitney and Collins Aerospace in response to the impact on our operating results related to the economic environment primarily caused by the COVID-19 pandemic, actions at Corporate related to the Raytheon Merger, and ongoing cost reduction efforts including workforce reductions, and to a lesser extent, consolidation of field operations.
The following table summarizes the accrual balances and utilization for the 2020 restructuring actions for the nine months ended September 30, 2021:

(dollars in millions)	Nine Months Ended September 30, 2021
Balance at January 1, 2021	$340
Net pre-tax restructuring costs	(19)
Utilization, foreign exchange and other costs	(245)
Balance at September 30, 2021	$76
The following table summarizes expected, incurred, and remaining costs for the 2020 restructuring actions by segment:

(dollars in millions)	Expected Costs	Costs Incurred in 2020	Costs (Incurred) Reversed Quarter Ended March 31, 2021	Costs (Incurred) Reversed Quarter Ended June 30, 2021	Costs (Incurred) Reversed Quarter Ended September 30, 2021	Remaining Costs at September 30, 2021
Pratt & Whitney	$188	$(205)	$—	$17	$—	$—
Collins Aerospace Systems	320	(333)	1	7	12	7
Corporate expenses and other unallocated items	250	(232)	(5)	—	(13)	—
Total	$758	$(770)	$(4)	$24	$(1)	$7

2019 and Prior Actions. During the quarter and nine months ended September 30, 2021, we had net pre-tax restructuring costs of $6 million and $24 million, respectively, for restructuring actions initiated in 2019 and prior. As of September 30, 2021, we have approximately $28 million of accrual balances remaining related to 2019 and prior actions.
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
The aggregate notional amount of our outstanding foreign currency hedges was $9.0 billion and $11.6 billion at September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of September 30, 2021 and December 31, 2020:

(dollars in millions)	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$91	$197
	Other accrued liabilities	111	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$12	$44
	Other accrued liabilities	22	32
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations for the quarters and nine months ended September 30, 2021 and 2020 are presented in the table below. The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Gain (loss) recorded in Accumulated other comprehensive loss	$(175)	$117	$(113)	$(98)
(Gain) loss reclassified from Accumulated other comprehensive loss	8	37	(26)	93
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of September 30, 2021, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
Assuming current market conditions continue, $3 million of pre-tax losses are expected to be reclassified from Accumulated other comprehensive loss to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months. At September 30, 2021, all derivative contracts accounted for as cash flow hedges will mature by January 2028.
The effect of derivatives not designated as hedging instruments within Other income, net, on the Condensed Consolidated Statement of Operations was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Gain (loss) on non-designated foreign exchange contracts	$(1)	$(4)	$(9)	$(33)

Note 14: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$965	$890	$75	$—
Derivative assets	103	—	103	—
Derivative liabilities	(133)	—	(133)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$881	$773	$108	$—
Derivative assets	241	—	241	—
Derivative liabilities	(98)	—	(98)	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks.
As of September 30, 2021, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$299	$326	$271	$264
Short-term borrowings	(206)	(206)	(247)	(247)
Long-term debt (excluding finance leases)	(30,942)	(36,200)	(31,512)	(38,615)
Long-term liabilities	(35)	(33)	(27)	(25)
The following table provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$326	$—	$326	$—
Short-term borrowings	(206)	—	(160)	(46)
Long-term debt (excluding finance leases)	(36,200)	—	(36,147)	(53)
Long-term liabilities	(33)	—	(33)	—

	December 31, 2020
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$264	$—	$264	$—
Short-term borrowings	(247)	—	(160)	(87)
Long-term debt (excluding finance leases)	(38,615)	—	(38,540)	(75)
Long-term liabilities	(25)	—	(25)	—

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

(dollars in millions)	September 30, 2021	December 31, 2020
Current assets	$7,026	$6,652
Noncurrent assets	826	868
Total assets	$7,852	$7,520
Current liabilities	$7,664	$7,365
Noncurrent liabilities	72	89
Total liabilities	$7,736	$7,454

Note 16: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2024. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of September 30, 2021 and December 31, 2020, the following guarantees were outstanding:

	September 30, 2021		December 31, 2020
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$314	$6	$322	$6
Third party guarantees	376	2	386	3
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $144 million and $142 million at September 30, 2021 and December 31, 2020, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $114 million and $120 million at September 30, 2021 and December 31, 2020, respectively. For additional information regarding the environmental indemnifications, see “Note 17: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2021 and 2020 are as follows:

(dollars in millions)	2021	2020
Balance as of January 1	$1,057	$1,033
Warranties and performance guarantees issued	247	206
Settlements	(212)	(229)
Other	(3)	(10)
Balance as of September 30	$1,089	$1,000

Note 17: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, financial condition, results of operations, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We believe that the likelihood of incurring losses materially in excess of amounts accrued is remote. At both September 30, 2021 and December 31, 2020, we had $835 million reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.6 billion and $13.4 billion as of September 30, 2021 and December 31, 2020, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases. Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.0 billion as of September 30, 2021.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2021, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover overpayments of approximately $1.73 billion plus interest ($711 million at September 30, 2021). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover overpayments of approximately $177 million plus interest ($116 million at September 30, 2021). The claim is based on Pratt &

Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. The parties concluded post-hearing briefing in January 2020, and now await a decision from the ASBCA. We continue to believe that the claim is without merit. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim demands payment of $269 million plus interest ($77 million at September 30, 2021), which we also believe is without merit and which Pratt & Whitney appealed to the ASBCA in January 2019.
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
DOJ Investigation, Contract Pricing Disputes and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense business (RMD) since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for three RMD contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a different RMD contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by, the DOJ’s ongoing investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a meaningful risk of civil liability for damages, interest and potential penalties. While the Company is unable to predict either the outcome of the criminal investigation or the outcome of any potential civil claims based on facts revealed in, or related to, the investigation, based on the information available to date, which may evolve as the investigation and our review of these matters continue, we do not believe the results of the investigation or of any potential civil litigation will have a material adverse effect on our financial condition, results of operations or liquidity.
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
Darnis, et al.
As previously disclosed, on August 12, 2020, several former employees of UTC or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenged the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint also claimed that the defendants are liable for breach of certain equity compensation plans and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 13, 2021, Plaintiffs filed an amended complaint which supersedes the initial complaint and continues to assert claims for breach of the equity compensation plans against the Company, Otis and Carrier, but no longer asserts ERISA claims. Further, no claim is made in the amended complaint against any current or former director of any of the three companies. Plaintiffs seek money damages, attorneys’ fees and other relief. We continue to believe that the Company has meritorious defenses to these claims. At this time, the Company is unable to predict the outcome; however, based on the information available to date, we do not believe that this matter will have a material adverse effect upon our financial condition, results of operations or liquidity.
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
Note 18: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2021 and 2020 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2021
Balance at June 30, 2021	$789	$(4,402)	$58	$(3,555)
Other comprehensive income (loss) before reclassifications, net	(321)	22	(175)	(474)
Amounts reclassified, pre-tax	—	64	8	72
Tax benefit (expense)	(5)	(16)	39	18
Balance at September 30, 2021	$463	$(4,332)	$(70)	$(3,939)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	(239)	(2)	(113)	(354)
Amounts reclassified, pre-tax	—	192	(26)	166
Tax benefit (expense)	(8)	(39)	30	(17)
Balance at September 30, 2021	$463	$(4,332)	$(70)	$(3,939)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Post-retirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2020
Balance at June 30, 2020	$(692)	$(7,827)	$(281)	$(8,800)
Other comprehensive income (loss) before reclassifications, net	605	(12)	117	710
Amounts reclassified, pre-tax	—	95	37	132
Tax benefit (expense)	7	(22)	(39)	(54)
Balance at September 30, 2020	$(80)	$(7,766)	$(166)	$(8,012)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(3,211)	$(6,772)	$(166)	$(10,149)
Other comprehensive income (loss) before reclassifications, net	(175)	(2,375)	(98)	(2,648)
Amounts reclassified, pre-tax	—	282	93	375
Tax benefit (expense)	19	515	1	535
Separation of Carrier and Otis, net of tax	3,287	584	4	3,875
Balance at September 30, 2020	$(80)	$(7,766)	$(166)	$(8,012)

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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at prices approximating those that the selling entity is able to obtain on external sales for our Collins Aerospace and Pratt & Whitney segments, and at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers, for our RIS and RMD segments. Results for the quarters ended September 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2021	2020	2021	2020	2021	2020
Collins Aerospace Systems	$4,592	$4,274	$478	$526	10.4%	12.3%
Pratt & Whitney	4,725	3,494	187	(615)	4.0%	(17.6)%
Raytheon Intelligence & Space	3,740	3,749	391	350	10.5%	9.3%
Raytheon Missiles & Defense	3,902	3,706	490	449	12.6%	12.1%
Total segment	16,959	15,223	1,546	710	9.1%	4.7%
Eliminations and other(1)	(746)	(476)	(27)	(49)
Corporate expenses and other unallocated items (2)	—	—	(89)	(84)
FAS/CAS operating adjustment	—	—	499	380
Acquisition accounting adjustments	—	—	(586)	(523)
Consolidated	$16,213	$14,747	$1,343	$434	8.3%	2.9%
(1)    Includes the operating results of certain smaller non-reportable business segments. 2020 amounts include Forcepoint, which was acquired as part of the Raytheon Merger and subsequently disposed of on January 8, 2021.
(2)    Corporate expenses and other unallocated items include the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project.

Results for the nine months ended September 30, 2021 and 2020 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2021	2020	2021	2020	2021	2020
Collins Aerospace Systems	$13,507	$14,914	$1,298	$1,455	9.6%	9.8%
Pratt & Whitney	13,035	12,334	319	(597)	2.4%	(4.8)%
Raytheon Intelligence & Space	11,310	7,136	1,194	659	10.6%	9.2%
Raytheon Missiles & Defense	11,680	7,212	1,518	847	13.0%	11.7%
Total segment	49,532	41,596	4,329	2,364	8.7%	5.7%
Eliminations and other (1)	(2,188)	(1,428)	(98)	(101)
Corporate expenses and other unallocated items (2)	—	—	(319)	(491)
FAS/CAS operating adjustment	—	—	1,347	736
Acquisition accounting adjustments	—	—	(1,621)	(4,539)
Consolidated	$47,344	$40,168	$3,638	$(2,031)	7.7%	(5.1)%
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
Segment sales disaggregated by geographic region for the quarters ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,334	$2,367	$2,977	$2,414	$4	$10,096	$2,378	$1,856	$2,999	$2,224	$109	$9,566
Asia Pacific	465	1,007	199	335	—	2,006	358	772	205	355	13	1,703
Middle East and North Africa	136	127	105	772	—	1,140	97	112	133	703	10	1,055
Europe	1,066	943	107	297	(5)	2,408	965	572	100	337	38	2,012
Canada and All Other	226	281	39	17	—	563	165	179	29	29	9	411
Consolidated net sales	4,227	4,725	3,427	3,835	(1)	16,213	3,963	3,491	3,466	3,648	179	14,747
Inter-segment sales	365	—	313	67	(745)	—	311	3	283	58	(655)	—
Business segment sales	$4,592	$4,725	$3,740	$3,902	$(746)	$16,213	$4,274	$3,494	$3,749	$3,706	$(476)	$14,747

Segment sales disaggregated by geographic region for the nine months ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$6,899	$6,665	$8,962	$7,156	$15	$29,697	$8,027	$6,103	$5,627	$4,311	$156	$24,224
Asia Pacific	1,340	2,771	608	1,061	—	5,780	1,350	2,980	405	701	26	5,462
Middle East and North Africa	346	316	370	2,267	—	3,299	339	406	270	1,408	18	2,441
Europe	3,207	2,376	339	949	—	6,871	3,497	2,101	202	628	104	6,532
Canada and All Other	646	907	94	50	—	1,697	651	738	53	43	24	1,509
Consolidated net sales	12,438	13,035	10,373	11,483	15	47,344	13,864	12,328	6,557	7,091	328	40,168
Inter-segment sales	1,069	—	937	197	(2,203)	—	1,050	6	579	121	(1,756)	—
Business segment sales	$13,507	$13,035	$11,310	$11,680	$(2,188)	$47,344	$14,914	$12,334	$7,136	$7,212	$(1,428)	$40,168
Segment sales disaggregated by customer for the quarters ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$1,101	$1,295	$2,923	$2,414	$4	$7,737	$1,238	$1,270	$2,944	$2,223	$72	$7,747
Foreign military sales through the U.S. government	54	322	210	778	—	1,364	34	325	201	812	—	1,372
Foreign government direct commercial sales	258	126	216	642	—	1,242	230	120	245	589	2	1,186
Commercial aerospace and other commercial	2,814	2,982	78	1	(5)	5,870	2,461	1,776	76	24	105	4,442
Consolidated net sales	4,227	4,725	3,427	3,835	(1)	16,213	3,963	3,491	3,466	3,648	179	14,747
Inter-segment sales	365	—	313	67	(745)	—	311	3	283	58	(655)	—
Business segment sales	$4,592	$4,725	$3,740	$3,902	$(746)	$16,213	$4,274	$3,494	$3,749	$3,706	$(476)	$14,747
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by customer for the nine months ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$3,470	$3,748	$8,767	$7,155	$15	$23,155	$3,880	$3,792	$5,504	$4,301	$126	$17,603
Foreign military sales through the U.S. government	119	961	627	2,449	—	4,156	166	877	419	1,578	—	3,040
Foreign government direct commercial sales	804	392	662	1,877	—	3,735	659	380	458	1,154	2	2,653
Commercial aerospace and other commercial	8,045	7,934	317	2	—	16,298	9,159	7,279	176	58	200	16,872
Consolidated net sales	12,438	13,035	10,373	11,483	15	47,344	13,864	12,328	6,557	7,091	328	40,168
Inter-segment sales	1,069	—	937	197	(2,203)	—	1,050	6	579	121	(1,756)	—
Business segment sales	$13,507	$13,035	$11,310	$11,680	$(2,188)	$47,344	$14,914	$12,334	$7,136	$7,212	$(1,428)	$40,168
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$3,336	$2,877	$2,613	$3,506	$(1)	$12,331	$3,231	$2,142	$2,615	$3,324	$157	$11,469
Services	891	1,848	814	329	—	3,882	732	1,349	851	324	22	3,278
Consolidated net sales	4,227	4,725	3,427	3,835	(1)	16,213	3,963	3,491	3,466	3,648	179	14,747
Inter-segment sales	365	—	313	67	(745)	—	311	3	283	58	(655)	—
Business segment sales	$4,592	$4,725	$3,740	$3,902	$(746)	$16,213	$4,274	$3,494	$3,749	$3,706	$(476)	$14,747
Segment sales disaggregated by sales type for the nine months ended September 30, 2021 and 2020 are as follows:

	2021						2020
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$9,867	$7,882	$7,964	$10,446	$15	$36,174	$11,325	$7,285	$5,024	$6,480	$288	$30,402
Services	2,571	5,153	2,409	1,037	—	11,170	2,539	5,043	1,533	611	40	9,766
Consolidated net sales	12,438	13,035	10,373	11,483	15	47,344	13,864	12,328	6,557	7,091	328	40,168
Inter-segment sales	1,069	—	937	197	(2,203)	—	1,050	6	579	121	(1,756)	—
Business segment sales	$13,507	$13,035	$11,310	$11,680	$(2,188)	$47,344	$14,914	$12,334	$7,136	$7,212	$(1,428)	$40,168

RIS and RMD segment sales disaggregated by contract type for the quarters ended September 30, 2021 and 2020 are as follows:

	2021		2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,506	$2,401	$1,510	$2,337
Cost-type	1,921	1,434	1,956	1,311
Consolidated net sales	3,427	3,835	3,466	3,648
Inter-segments sales	313	67	283	58
Business segment sales	$3,740	$3,902	$3,749	$3,706
RIS and RMD segment sales disaggregated by contract type for the nine months ended September 30, 2021 and 2020 are as follows:

	2021		2020
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$4,533	$7,054	$2,781	$4,447
Cost-type	5,840	4,429	3,776	2,644
Consolidated net sales	10,373	11,483	6,557	7,091
Inter-segments sales	937	197	579	121
Business segment sales	$11,310	$11,680	$7,136	$7,212
Note 20: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $156.1 billion and $150.1 billion as of September 30, 2021 and December 31, 2020, respectively. Of the total RPO as of September 30, 2021, we expect approximately 30% will be recognized as sales over the next 12 months. This percentage of RPO to be recognized as sales over the next 12 months depends on future developments, which are highly uncertain and cannot be predicted, including new information which may continue to emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of additional variants, the efficacy, acceptance, distribution and availability of vaccines, new or continued actions to contain the pandemic’s spread or treat its impact, and governmental, business and individual personal actions taken in response to the pandemic, which may result in customer delays or order cancellations.
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
Other new pronouncements issued but not effective until after September 30, 2021 are not expected to have a material impact on our financial condition, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters and nine months ended September 30, 2021 and 2020, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 26, 2021, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 26, 2021

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries. On April 3, 2020, United Technologies Corporation (UTC) completed the separation of its business into three independent, publicly traded companies – UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis) (the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. Immediately following the Separation Transactions and Distributions, on April 3, 2020, UTC and Raytheon Company completed their all-stock merger of equals transaction (the Raytheon Merger), pursuant to which Raytheon Company became a wholly-owned subsidiary of UTC and UTC was renamed Raytheon Technologies Corporation (RTC). As a result of these transactions, we now operate in four principal business segments: Collins Aerospace Systems (Collins Aerospace), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD).
UTC was determined to be the accounting acquirer in the Raytheon Merger, and, as a result, the financial statements of Raytheon Technologies include Raytheon Company’s financial position and results of operations for all periods subsequent to the completion of the Raytheon Merger on April 3, 2020. RIS and RMD follow a 4-4-5 fiscal calendar while Collins Aerospace and Pratt & Whitney continue to use a quarter calendar end of September 30, 2021. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended September 30, 2021 and September 30, 2020 with respect to RIS or RMD, we are referring to their October 3, 2021 and September 27, 2020 fiscal quarter ends, respectively. The historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.
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
RIS, RMD, and the defense operations of Collins Aerospace and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities from a new U.S. Administration and the global political environment. Total sales to the U.S. government, excluding foreign military sales, were $7.7 billion for both the quarters ended September 30, 2021 and 2020, or 48% and 53% of total net sales for those periods, respectively. Total sales to the U.S. government were $23.2 billion and $17.6 billion for the nine months ended September 30, 2021 and 2020, or 49% and 44% of total sales for those periods, respectively.
Impact of the COVID-19 Pandemic
Beginning in 2020, the coronavirus disease 2019 (COVID-19) negatively impacted the global economy, our business and operations, and the industries in which we operate. The continued disruption to air travel and commercial activities and the significant restrictions and limitations on businesses, particularly within the aerospace and commercial airline industries, have negatively impacted global supply, demand and distribution capabilities. In particular, the unprecedented decrease in air travel resulting from the COVID-19 pandemic has adversely affected our airline and airframer customers, and their demand for the products and services of our Collins Aerospace and Pratt & Whitney businesses.
In the nine months ended September 30, 2020 we recorded write-downs of assets and significant unfavorable Estimate at Completion (EAC) adjustments in our Collins Aerospace and Pratt & Whitney businesses primarily related to:
•Goodwill impairment charges of $3.2 billion in the quarter ended June 30, 2020 related to two of our Collins Aerospace reporting units. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q for additional information,
•increased estimated credit losses on both our receivables and contract assets of $48 million and $357 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment $334 million on a Pratt & Whitney commercial engine aftermarket contract due to lower estimated revenues driven by a change in the estimated maintenance coverage period in both the quarter and nine months ended September 30, 2020,
•contract asset and inventory impairments at Collins Aerospace due to the impact of lower estimated future customer activity resulting from the expected acceleration of fleet retirements of a commercial aircraft of $13 million and $146 million in the quarter and nine months ended September 30, 2020, respectively,
•an unfavorable EAC adjustment of $129 million related to lower estimated revenues due to the restructuring of a customer contract at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•an $89 million impairment of commercial aircraft program assets at Pratt & Whitney in both the quarter and nine months ended September 30, 2020,
•the impairment of a Collins Aerospace trade name of $57 million in total, in the first and second quarters of 2020,
•unfavorable EAC adjustments on commercial aftermarket contracts at Pratt & Whitney based on a change in estimated future customer activity of $48 million in total, in the second and third quarters of 2020, and
•an unfavorable EAC adjustment at Pratt & Whitney related to a shift in overhead costs to military contracts of $44 million in the second quarter of 2020.
Our RIS and RMD businesses, although experiencing minor impacts, have not experienced significant business disruptions as a result of the COVID-19 pandemic.
Given the significant reduction in business and leisure passenger air travel, continued travel restrictions that have resulted from the ongoing COVID-19 pandemic, and the resulting impacts on our customers and their business activities, we expect our future operating results, particularly those of our Collins Aerospace and Pratt & Whitney businesses, to continue to be negatively impacted when compared to pre-COVID-19 (2019) results. Our expectations regarding the COVID-19 pandemic and its potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to the point at which commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. We have seen indications that commercial air travel is continuing to recover in certain areas of demand; however, other areas continue to lag. In addition, while global vaccination rates have increased, infection from COVID-19 variants have continued, which may impact the pace of the commercial aerospace recovery. However, we continue to estimate that a full recovery may occur in 2023 or 2024. New information may continue to emerge concerning the scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the effect of additional variants, the efficacy, acceptance, distribution and availability of vaccines, new or continued actions to contain the pandemic’s spread or treat its impact, and governmental, business and individual personal actions taken in response to the pandemic (including restrictions and limitations on travel and transportation, and changes in leisure and business travel patterns and work environments) among others. Some of these actions and related impacts may be trends that continue in the future even after the pandemic no longer poses a significant public health risk. As our commercial aerospace business begins to recover, we expect certain employee-related and discretionary costs, which were subject to prior year cost reduction actions, to return in 2021 and beyond. A recovery may also impact our judgments around credit risk related to estimated credit losses.

On September 24, 2021, in furtherance of an executive order, the U.S. Safer Federal Workforce Task Force (Task Force) issued guidance requiring federal contractors and subcontractors to comply with COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by December 8, 2021 except in limited circumstances. The vaccination requirements will be incorporated in new government contracts, renewals, extensions and other modifications signed on and after October 15, 2021, and will apply to employees working on or in connection with such contracts, as well as to employees working at a location at which an employee working on such contract is likely to be present. We had previously announced an internal vaccine mandate with a January 1, 2022 deadline for all U.S. based employees. We do not expect all of our employees who are covered by the U.S. federal contractor mandate to become fully vaccinated by December 8, 2021, but we will comply with the requirements of the Task Force’s implementing guidance and the associated executive order. While this mandate may have an impact on our operations, we do not expect this to have a material adverse effect on our financial condition, results of operations or liquidity. Our ability to perform on our contracts is also dependent upon our subcontractors and suppliers. Our subcontractors and suppliers who are subject to the U.S. federal contractor vaccine mandate may be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries, and negatively impact our business.
In addition, in March 2021, Congress passed the American Rescue Plan Act of 2021 (ARPA) which included pension funding relief provisions. For further discussion, refer to the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. We continue to monitor for any ongoing government guidance related to COVID-19 that may be issued.
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
The change in the U.S. administration could result in changes to the U.S. government’s foreign policies that may impact regulatory approval for direct commercial sales contracts for certain of our products and services to certain foreign customers. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of September 30, 2021, our contract liabilities include approximately $440 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Changes in U.S. (federal or state) or international tax laws and regulations, or their interpretation and application, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to increase the U.S. corporate income tax rate would require us to revalue our deferred tax assets and liabilities upon enactment of new tax legislation, which may result in a material, one-time, noncash increase in income tax expense as well as material increases to our income tax expense and payments in subsequent years.
See Part II, Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2020 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2021.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context. As discussed further above in “Business Overview,” the results of RIS and RMD reflect the period subsequent to the completion of the Raytheon Merger on April 3, 2020. As such, the results of RIS and RMD for the second quarter of 2020 exclude results prior to the merger date, the estimated impact of which is approximately $400 million of sales and approximately $45 million of operating profit. These amounts have been excluded from the nine months ended September 30, 2021 organic changes disclosed throughout our Results of Operations discussion. In addition, as a result of the Separation Transactions and the Distributions, the historical results of Carrier and Otis are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net Sales	$16,213	$14,747	$47,344	$40,168
The factors contributing to the total change year-over-year in total net sales for the quarter and nine months ended September 30, 2021 are as follows:

(dollars in millions)	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic(1)	$1,664	$66
Acquisitions and divestitures, net	(215)	6,988
Other	17	122
Total change	$1,466	$7,176
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
Net sales increased $1,664 million organically in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily due to higher organic sales of $1.2 billion at Pratt & Whitney and $0.4 billion at Collins Aerospace. The increase at Pratt & Whitney was primarily driven by higher commercial aftermarket sales, primarily due to an increase in shop visits and related spare part sales, and higher commercial OEM sales, primarily due to an increase in commercial engine deliveries, all driven by the recovery from the prior year’s unfavorable economic environment largely due to the COVID-19 pandemic. The increase in Pratt & Whitney commercial aftermarket sales was also due to the absence of unfavorable contract adjustments of $0.3 billion in the prior year. The increase at Collins Aerospace was primarily driven by higher commercial aerospace aftermarket sales primarily due to an increase in flight hours and aircraft fleet utilization as commercial aerospace continues to recover from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. The $215 million decrease in net sales related to Acquisitions and divestitures, net for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily driven by the sale of our Forcepoint business in the first quarter of 2021.
Organic sales in the nine months ended September 30, 2021 were relatively consistent compared to the nine months ended September 30, 2020 as higher organic sales of $0.6 billion at Pratt & Whitney and $0.5 billion at RMD were offset by lower organic sales of $1.1 billion at Collins Aerospace. The higher organic sales at Pratt & Whitney were primarily driven by higher commercial aftermarket sales, primarily due to an increase in shop visits and related spare part sales, principally driven by recovery from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. The increase in Pratt & Whitney commercial aftermarket sales was also due to the absence of unfavorable contract adjustments of $0.3 billion in the prior year. The higher organic sales at RMD were primarily driven by higher sales on an international Patriot program, higher sales to an international customer primarily for National Advanced Surface to Air Missile System (NASAMS), higher sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM) program and higher sales on the StormBreaker program, partially offset by lower sales on direct commercial sales contracts for precision guided munitions with a Middle East customer. The lower organic sales at Collins Aerospace was primarily driven by lower commercial aerospace OEM sales and lower commercial aerospace aftermarket sales, primarily due to the change in the economic environment principally driven by the COVID-19 pandemic. The $6,988 million increase in net sales related to Acquisitions and divestitures, net for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of our Forcepoint business in the first quarter of 2021.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Net Sales
Products	$12,331	$11,469	76.1%	77.8%
Services	3,882	3,278	23.9%	22.2%
Total net sales	$16,213	$14,747	100%	100%
Refer to “Note 19: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $862 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily due to an increase in external products sales of $0.7 billion at Pratt & Whitney.
Net services sales increased $604 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily due to an increase in external services sales of $0.5 billion at Pratt & Whitney.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Net Sales
Products	$36,174	$30,402	76.4%	75.7%
Services	11,170	9,766	23.6%	24.3%
Total net sales	$47,344	$40,168	100%	100%
Net products sales increased $5,772 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in external products sales of $4.0 billion at RMD and $2.9 billion at RIS, both primarily due to the Raytheon Merger on April 3, 2020, and an increase in external products sales of $0.6 billion at Pratt & Whitney, partially offset by a decrease in external products sales of $1.5 billion at Collins Aerospace.
Net services sales increased $1,404 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in external services sales of $0.9 billion at RIS and $0.4 billion at RMD, both primarily due to the Raytheon Merger on April 3, 2020.
Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Sales to the U.S. government(1)	$7,737	$7,747	47.7%	52.5%
Foreign military sales through the U.S. government	1,364	1,372	8.4%	9.3%
Foreign government direct commercial sales	1,242	1,186	7.7%	8.0%
Commercial aerospace and other commercial sales	5,870	4,442	36.2%	30.1%
Total net sales	$16,213	$14,747	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Sales to the U.S. government(1)	$23,155	$17,603	48.9%	43.8%
Foreign military sales through the U.S. government	4,156	3,040	8.8%	7.6%
Foreign government direct commercial sales	3,735	2,653	7.9%	6.6%
Commercial aerospace and other commercial sales	16,298	16,872	34.4%	42.0%
Total net sales	$47,344	$40,168	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Total cost of sales	$13,089	$13,004	$38,281	$33,790
Percentage of net sales	80.7%	88.2%	80.9%	84.1%
The factors contributing to the change year-over-year in total cost of sales for the quarter and nine months ended September 30, 2021 are as follows:

(dollars in millions)	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Organic(1)	$416	$(818)
Acquisitions and divestitures, net	(53)	5,854
Restructuring	(138)	(305)
FAS/CAS operating adjustment	(117)	(565)
Acquisition accounting adjustments	63	322
Other	(86)	3
Total change	$85	$4,491
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
The organic increase in total cost of sales of $416 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by the organic sales increases at Pratt & Whitney noted above. The change in organic cost of sales includes a decrease primarily due to favorable commercial aerospace aftermarket and OEM product mix at Collins Aerospace.
The decrease in other cost of sales of $86 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, is primarily driven by the absence of a prior year impairment of commercial aircraft program assets at Pratt & Whitney for $89 million.
The organic decrease in total cost of sales of $818 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily driven by due to the organic sales decrease at Collins Aerospace noted above, partially offset by the organic sales increases at RMD and Pratt & Whitney noted above. The increase in cost of sales related to Acquisitions and divestitures, net of $5,854 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily driven by the Raytheon Merger on April 3, 2020, partially offset by the sale of our Forcepoint business in the first quarter of 2021 and the sale of the Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
Other cost of sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, includes the absence of a prior year impairment of commercial aircraft program assets at Pratt & Whitney for $89 million, which was more than offset by an unfavorable impact of foreign exchange.
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

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Cost of sales
Products	$10,296	$10,322	63.5%	70.0%
Services	2,793	2,682	17.2%	18.2%
Total cost of sales	$13,089	$13,004	80.7%	88.2%
Net products cost of sales in the quarter ended September 30, 2021 was relatively consistent compared to the quarter ended September 30, 2020. Included in the change was an increase in external products cost of sales at Pratt & Whitney principally driven by the product sales increase noted above and a decrease in products cost of sales at Collins Aerospace primarily due to favorable commercial aerospace aftermarket and OEM product mix, a decrease in restructuring costs, and the impact of the sale of the military GPS and space-based precision optics businesses in the third quarter of 2020.
Net services cost of sales in the quarter ended September 30, 2021 was relatively consistent compared to the quarter ended September 30, 2020. Included in the change was an increase in external services cost of sales at Pratt & Whitney principally driven by the services sales increase noted above, largely offset by the absence of prior year significant unfavorable contract adjustments as discussed in the “Segment Review” section below.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2021	2020	2021	2020
Cost of sales
Products	$30,267	$26,571	63.9%	66.1%
Services	8,014	7,219	16.9%	18.0%
Total cost of sales	$38,281	$33,790	80.9%	84.1%
Net products cost of sales increased $3,696 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in external products cost of sales at RMD and RIS principally due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external products cost of sales at Collins Aerospace, principally driven by the products sales decrease noted above.
Net services cost of sales increased $795 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in external services cost of sales at RIS and RMD principally due to the Raytheon Merger on April 3, 2020, partially offset by a decrease in external services cost of sales at Pratt & Whitney, principally driven by the absence of prior year significant unfavorable contract adjustments as discussed in the “Segment Review” section below.
Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Company-funded	$676	$642	$1,922	$1,872
Percentage of net sales	4.2%	4.4%	4.1%	4.7%
Customer-funded (1)	$1,125	$1,207	$3,414	$3,032
Percentage of net sales	6.9%	8.2%	7.2%	7.5%
(1)    Customer-funded research and development costs are included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $34 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by higher expenses of $37 million spread across various commercial programs at Pratt & Whitney and higher expenses of $28 million at RIS related to continued investment in classified advanced capabilities, partially offset by lower expenses of $32 million within Eliminations and other primarily due to the sale of our Forcepoint business in the first quarter of 2021.

The decrease in customer-funded research and development of $82 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily driven by lower expenses of $80 million on various commercial and military programs at Pratt & Whitney.
The increase in company-funded research and development of $50 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by $0.2 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion across various commercial programs at Collins Aerospace, which includes the impact of cost reduction initiatives.
The increase in customer-funded research and development of $382 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily driven by $0.6 billion related to the Raytheon Merger on April 3, 2020, partially offset by lower expenses of $0.1 billion on various commercial and military programs at Pratt & Whitney and lower expenses of $0.1 billion at Collins Aerospace primarily related to the sale of the military GPS and space-based precision optics businesses in the third quarter of 2020.
Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$1,229	$1,401	$3,817	$4,189
Percentage of net sales	7.6%	9.5%	8.1%	10.4%
Selling, general and administrative expenses decreased $172 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily driven by lower costs of $101 million due to the sale of our Forcepoint business in the first quarter of 2021, and lower selling, general and administrative restructuring costs of $88 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year.
Selling, general and administrative expenses decreased $372 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily driven by $352 million of prior year charges related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses at our Pratt & Whitney and Collins Aerospace segments, lower general and administrative restructuring costs of $257 million primarily related to restructuring actions taken at Collins Aerospace and Corporate in the prior year and lower costs of $184 million due to the sale of our Forcepoint business in the first quarter of 2021, partially offset by an increase in expenses of $0.4 billion related to the Raytheon Merger.
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
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Other income, net	$124	$734	$314	$835
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and nonrecurring items. The decrease in Other income, net of $610 million for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020 was primarily due to the absence of $608 million of gains on the sales of the Collins Aerospace businesses in the third quarter of 2020, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Other Intangible Assets” within Item 1 of this Form 10-Q. Included in the change in Other income, net was a decrease of approximately $90 million of foreign government wage subsidies related to COVID-19 at Pratt & Whitney and Collins Aerospace, with the remaining change spread across multiple items with no common or significant driver.
The decrease in Other income, net of $521 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the absence of $608 million of gains on the sales of the Collins Aerospace businesses in the third quarter of 2020, and a $121 million decrease in foreign government wage subsidies related to COVID-19 at Pratt & Whitney and Collins Aerospace, partially offset by the absence of a prior year impairment of a Collins Aerospace tradename of $57 million resulting from the projected impact of COVID-19 with the remaining change spread across multiple items with no common or significant driver.

Operating Profit (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Operating profit (loss)	$1,343	$434	$3,638	$(2,031)
Operating profit (loss) margin	8.3%	2.9%	7.7%	(5.1)%
The increase in Operating profit (loss) of $909 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by the operating performance at our segments as described below in the individual segment results. Included in the increase in Operating profit was a decrease in restructuring costs of $226 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year.
The change in Operating profit (loss) of $5,669 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the absence of the prior year goodwill impairment loss of $3,183 million related to two Collins Aerospace reporting units, the operating performance at our operating segments almost half of which was due to the Raytheon Merger, and an increase in our FAS/CAS operating adjustment of $611 million primarily as a result of the Raytheon Merger. Included in the increase in Operating profit was a decrease in restructuring costs of $562 million primarily related to restructuring actions taken at our Collins Aerospace and Pratt & Whitney segments in the prior year.
Non-service Pension (Income) Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Non-service pension (income) expense	$(491)	$(253)	$(1,472)	$(658)
The change in Non-service pension (income) expense of $238 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by a decrease in the discount rate, the Raytheon domestic defined benefit pension plan amendment described below, and prior year pension asset returns exceeding our expected return on assets (EROA) assumption.
The change in Non-service pension (income) expense of $814 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, and to a lesser extent, a decrease in the discount rate, prior year pension asset returns exceeding our EROA assumption and the Raytheon domestic defined benefit pension plan amendment described below.
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
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Interest expense	$367	$356	$1,070	$1,041
Interest income	(9)	(6)	(24)	(24)
Interest expense, net	$358	$350	$1,046	$1,017
Average interest expense rate	4.2%	4.2%	4.1%	4.0%
Interest expense, net in the quarter ended September 30, 2021, was relatively consistent with the quarter ended September 30, 2020. Included in interest expense was $32 million of net debt extinguishment costs in connection with the early repayment of outstanding principal, and a decrease in interest expense primarily due the repayment of long-term debt. The average maturity of long-term debt at September 30, 2021 is approximately 15 years.
Interest expense, net in the nine months ended September 30, 2021, was relatively consistent with the nine months ended September 30, 2020. Included in interest expense was a $74 million unfavorable change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans and $32 million of net debt extinguishment costs in connection with the early repayment of outstanding principal, partially offset by a decrease in interest expense primarily due the repayment of long-term debt.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective income tax rate	0.2%	45.1%	17.0%	(31.5)%
The effective tax rate for the quarter ended September 30, 2021 includes deferred tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter. The effective tax rate for the quarter ended September 30, 2020 includes tax charges incremental to the U.S. statutory rate of $206 million associated with the sales of the Collins Aerospace businesses, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
The effective tax rate for the nine months ended September 30, 2021 includes deferred tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter, tax charges of $148 million associated with the sale of the Forcepoint business and tax charges of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% effective in 2023. The loss from continuing operations before income taxes for the nine months ended September 30, 2020 includes the $3.2 billion goodwill impairment, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q, most of which is non-deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2020 also includes tax charges of $430 million resulting from the Separation Transactions or the Raytheon Merger, primarily related to the impairment of deferred tax assets and the revaluation of certain international tax incentives, and $228 million of tax charges incremental to the U.S. statutory rate associated with the sales of the Collins Aerospace and RIS businesses.
Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to common shareowners	$1,400	$151	$3,212	$(3,255)
Diluted earnings (loss) per share from continuing operations	$0.93	$0.10	$2.13	$(2.48)
Net income (loss) from continuing operations attributable to common shareowners for the quarter ended September 30, 2021 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $456 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.30; and
•tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter 2021, which had a favorable impact on diluted EPS from continuing operations of $0.16.
Net income (loss) from continuing operations attributable to common shareowners for the quarter ended September 30, 2020 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $401 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.27;
•restructuring charges of $189 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.12;
•significant unfavorable contract adjustments primarily at Pratt & Whitney of $430 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.28; and
•gains on the sales of the Collins Aerospace businesses of $253 million, net of tax, as further discussed in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q, which had a favorable impact on diluted EPS from continuing operations of $0.17.
Net income (loss) from continuing operations attributable to common shareowners for the nine months ended September 30, 2021 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $1,257 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.83;
•tax benefits of $244 million associated with legal entity and operational reorganizations implemented in the third quarter 2021, which had a favorable impact on diluted EPS from continuing operations of $0.16;
•tax expense of $148 million related to the sale of our Forcepoint business, which had an unfavorable impact on diluted EPS from continuing operations of $0.10;
•restructuring charges of $97 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.06; and

•tax expense of $73 million associated with the revaluation of deferred taxes resulting from the increase in the U.K. corporate tax rate to 25% effective in 2023, which had an unfavorable impact on diluted EPS from continuing operations of $0.05.
Net income (loss) from continuing operations attributable to common shareowners for the nine months ended September 30, 2020 includes the following:
•acquisition accounting adjustments primarily related to the Raytheon Merger of $1,004 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.77;
•restructuring charges of $517 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.39;
•$3,240 million of non-deductible goodwill and intangibles impairment charges related to our Collins Aerospace segment, which had an unfavorable impact on diluted EPS from continuing operations of $2.47;
•significant unfavorable contract adjustments at Collins Aerospace and Pratt & Whitney of $603 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.48;
•$415 million of tax charges in connection with the Separation Transactions, including the impairment of deferred tax assets not expected to be utilized, which had an unfavorable impact on diluted EPS from continuing operations of $0.32;
•increased estimates of expected credit losses driven by customer bankruptcies and additional general allowances for credit losses of $272 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.21; and
•gains on the sales of the Collins Aerospace businesses of $253 million, net of tax, which had a favorable impact on diluted EPS from continuing operations of $0.19.
Net Income (Loss) from Discontinued Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) from discontinued operations attributable to common shareowners	$(7)	$113	$(34)	$(399)
Diluted earnings (loss) per share from discontinued operations	$—	$0.08	$(0.03)	$(0.30)
On April 3, 2020, we completed the separation of our commercial businesses, Carrier and Otis. Effective as of such date, the historical results of the Carrier and Otis segments have been reclassified to discontinued operations for all periods presented. See “Note 3: Discontinued Operations” within Item 1 of this Form 10-Q for additional information.
The change in net income (loss) from discontinued operations attributable to common shareowners of $120 million and the related change in diluted earnings (loss) per share from discontinued operations of $0.08 in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily due to the absence of a prior year tax benefit associated with the Separation Transactions.
The change in net income (loss) from discontinued operations attributable to common shareowners of $365 million and the related change in diluted earnings (loss) per share from discontinued operations of $0.27 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to higher prior year costs associated with the separation of our commercial businesses, including debt extinguishment costs of $611 million, net of tax, in connection with the early repayment of outstanding principal, partially offset by prior year Carrier and Otis operating activity, as the Separation Transactions occurred on April 3, 2020.
Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to common shareowners	$1,393	$264	$3,178	$(3,654)
Diluted earnings (loss) per share from operations	$0.93	$0.17	$2.10	$(2.79)
The increase in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by the increase in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners, partially offset by the change from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations Attributable to Common Shareholders.

The increase in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by the increase in continuing operations, as discussed above in Net Income (Loss) from Continuing Operations Attributable to Common Shareowners and the change from discontinued operations, as discussed above in Net Income (Loss) from Discontinued Operations Attributable to Common Shareholders.
RESTRUCTURING COSTS

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Restructuring costs	$19	$250	$118	$685
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
2021 Actions. During the quarter and nine months ended September 30, 2021, we recorded net pre-tax restructuring charges of $12 million and $113 million, respectively, primarily related to severance costs related to ongoing cost reduction efforts, and to a much lesser extent, the exit and consolidation of facilities initiated in 2021. We expect to incur additional restructuring charges of $74 million to complete these actions. We are targeting to complete the majority of the remaining workforce and facility related cost reduction actions initiated in 2021 by 2022. We expect recurring pre-tax savings related to these actions to reach approximately $130 million annually within one to two years. Approximately 60% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2021, we had cash outflows of $9 million related to the 2021 actions.
2020 Actions. During the quarters ended September 30, 2021 and 2020, we recorded $1 million and $240 million, respectively, of net pre-tax restructuring charges for actions initiated in 2020. During the nine months ended September 30, 2021 and 2020, we reversed $19 million and recorded $686 million, respectively, of net pre-tax restructuring charges for actions initiated in 2020. We expect to incur additional restructuring charges of $7 million to complete these actions. We are targeting to complete in 2021 the majority of the remaining workforce and facility related cost reduction actions initiated in 2020. We expect annual recurring pre-tax savings related to these actions to reach approximately $1.2 billion annually within two years of initiating these actions. Approximately 85% of the restructuring costs will require cash payments, which we have funded and expect to continue to fund with cash generated from operations. During the nine months ended September 30, 2021 and 2020, we had cash outflows of $200 million and $222 million, respectively, related to the 2020 actions.
In addition, during the quarters ended September 30, 2021 and 2020, we recorded $6 million and $10 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2019 and prior. During the nine months ended September 30, 2021 and 2020, we recorded $24 million and reversed $1 million, respectively, of net pre-tax restructuring charges for restructuring actions initiated in 2019 and prior. For additional discussion of restructuring, see “Note 12: Restructuring Costs” within Item 1 of this Form 10-Q.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$4,592	$4,274	$13,507	$14,914
Pratt & Whitney	4,725	3,494	13,035	12,334
Raytheon Intelligence & Space	3,740	3,749	11,310	7,136
Raytheon Missiles & Defense	3,902	3,706	11,680	7,212
Total segment	16,959	15,223	49,532	41,596
Eliminations and other	(746)	(476)	(2,188)	(1,428)
Consolidated	$16,213	$14,747	$47,344	$40,168
Operating Profit (Loss). Operating profit (loss) by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$478	$526	$1,298	$1,455
Pratt & Whitney	187	(615)	319	(597)
Raytheon Intelligence & Space	391	350	1,194	659
Raytheon Missiles & Defense	490	449	1,518	847
Total segment	1,546	710	4,329	2,364
Eliminations and other	(27)	(49)	(98)	(101)
Corporate expenses and other unallocated items	(89)	(84)	(319)	(491)
FAS/CAS operating adjustment	499	380	1,347	736
Acquisition accounting adjustments	(586)	(523)	(1,621)	(4,539)
Consolidated	$1,343	$434	$3,638	$(2,031)
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

We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Gross favorable	$334	$281	$955	$569
Gross unfavorable	(309)	(743)	(891)	(1,161)
Total net EAC adjustments	$25	$(462)	$64	$(592)
As a result of the Raytheon Merger, RIS’s and RMD’s long-term contracts that are accounted for on a percentage of completion basis, were reset to zero percent complete as of the merger date because only the unperformed portion of the contract at the merger date represents an obligation of the Company. This had the impact of reducing gross favorable and unfavorable EAC adjustments for these segments in the prior year. The change in net EAC adjustments of $487 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily due to a favorable change in net EAC adjustments of $457 million at Pratt & Whitney, due to the absence of unfavorable contract adjustments in the prior year.
The change in net EAC adjustments of $656 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a favorable change in net EAC adjustments of $545 million at Pratt & Whitney, due to the absence of unfavorable contract adjustments in the prior year, and a favorable change in net EAC adjustments of $121 million at RIS and $87 million at RMD, primarily due to the Raytheon Merger. This was partially offset by an unfavorable change in net EAC adjustments of $97 million at Collins Aerospace spread across numerous individual programs with no individual or common significant driver.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Defense Bookings. Total backlog was approximately $156.1 billion and $150.1 billion as of September 30, 2021 and December 31, 2020, respectively, which includes defense backlog of $65.0 billion and $67.3 billion as of September 30, 2021 and December 31, 2020, respectively. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins Aerospace and Pratt & Whitney segments. Defense bookings were approximately $9.8 billion and $8.4 billion for the quarters ended September 30, 2021 and 2020, and approximately $30.2 billion and $21.8 billion for the nine months ended September 30, 2021 and 2020, respectively.
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
Collins Aerospace Systems

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$4,592	$4,274	7%	$13,507	$14,914	(9)%
Operating Profit	478	526	(9)%	1,298	1,455	(11)%
Operating Profit Margins	10.4%	12.3%		9.6%	9.8%
Quarter Ended September 30, 2021 Compared with Quarter Ended September 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$375	$(67)	$—	$10	$318
Operating Profit	411	(18)	136	(577)	(48)
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
The organic sales increase of $0.4 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily relates to higher commercial aerospace aftermarket sales of $0.4 billion, including increases across all aftermarket sales channels, primarily due to an increase in flight hours and aircraft fleet utilization as commercial aerospace continues to recover from the prior year’s unfavorable economic environment principally driven by the COVID-19 pandemic. Commercial aerospace OEM sales were down slightly in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, with narrow-body OEM sales increases partially offsetting wide-body volume declines principally on the 787 platform. Military sales were also down slightly in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.
The organic profit increase of $0.4 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily due to higher commercial aerospace operating profit of $0.4 billion principally driven by the higher commercial aerospace aftermarket sales discussed above and favorable commercial aerospace aftermarket and OEM product mix. Included in organic profit in the quarter ended September 30, 2020 was $32 million of foreign government wage subsidies related to COVID-19.
The decrease in net sales and operating profit due to acquisitions / divestitures, net relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
The decrease in Other operating profits of $0.6 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 primarily relates to the absence of prior year gains of $608 million on the sales of the Collins Aerospace businesses discussed above.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$(1,145)	$(338)	$—	$76	$(1,407)
Operating Profit	275	(94)	263	(601)	(157)
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
The organic sales decrease of $1.1 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to lower commercial aerospace OEM sales of $0.9 billion and lower commercial aerospace aftermarket sales of $0.3 billion, including declines across all aftermarket sales channels. These decreases were primarily due to the change in the economic environment principally driven by the COVID-19 pandemic. Military sales were up slightly in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The organic profit increase of $0.3 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to lower Selling, general and administrative expenses of $0.2 billion primarily driven by the absence of a $123 million charge related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses in the nine months ended September 30, 2020, and lower Research and development expenses of $0.1 billion, which includes the impact of cost reduction initiatives. Commercial aerospace operating profit decreased slightly and includes the impact of the lower commercial aerospace aftermarket sales discussed above, partially offset by the absence of $157 million of prior year significant unfavorable adjustments, the benefit of cost reduction initiatives, and a $33 million favorable impact from a contract related matter in the nine months ended September 30, 2021. The significant unfavorable adjustments in the nine months ended September 30, 2020 were primarily driven by the expected acceleration of fleet retirements of a certain aircraft. Included in organic profit in the nine months ended September 30, 2020 was $56 million of foreign government wage subsidies related to COVID-19.
The decrease in net sales and operating profit due to acquisitions / divestitures, net relates to the sale of our Collins Aerospace military GPS and space-based precision optics businesses in the third quarter of 2020.
The decrease in Other operating profits of $0.6 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to the absence of prior year gains of $608 million on the sales of the Collins Aerospace businesses discussed above.

Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$4,725	$3,494	35%	$13,035	$12,334	6%
Operating Profit	187	(615)	NM	319	(597)	NM
Operating Profit Margins	4.0%	(17.6)%		2.4%	(4.8)%
NM = Not Meaningful
Quarter Ended September 30, 2021 Compared with Quarter Ended September 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$1,217	$—	$—	$14	$1,231
Operating Profit	645	—	61	96	802
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
The organic sales increase of $1.2 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 reflects higher commercial aftermarket sales of $1.0 billion, primarily due to an increase in shop visits and related spare part sales, and higher commercial OEM sales of $0.2 billion, primarily due to an increase in commercial engine deliveries, all driven by the recovery from the prior year’s unfavorable economic environment largely due to the COVID-19 pandemic. Prior year commercial aftermarket sales include unfavorable EAC adjustments of $0.3 billion, discussed further below. Military sales were up slightly in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.
The organic profit increase of $0.6 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by higher commercial aerospace operating profit of $0.8 billion principally due to the aftermarket sales volume increase discussed above, favorable year-over-year EAC adjustments of $459 million, and favorable mix. The favorable year-over-year EAC adjustments were principally driven by the absence of prior year unfavorable EAC adjustments of $334 million related to a change in the estimated maintenance coverage period on a commercial engine aftermarket contract and $129 million due to the restructuring of a customer contract. Included in organic profit in the quarter ended September 30, 2020 was other income of $58 million related to foreign government wage subsidies related to COVID-19.
The increase in Other operating profit of $0.1 billion in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily driven by the absence of an $89 million impairment of commercial aircraft program assets recorded in the prior year.
In the quarter ended September 30, 2021, Pratt & Whitney booked $543 million for two F-135 sustainment contracts and $212 million for F100 engines for an international customer. In the quarter ended September 30, 2020, Pratt & Whitney booked $473 million for F-135 sustainment contracts.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$609	$—	$—	$92	$701
Operating Profit	634	—	164	118	916
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
The organic sales increase of $0.6 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflects higher commercial aftermarket sales of $0.7 billion, primarily due to an increase in shop visits and related spare part sales driven by the recovery from the prior year’s unfavorable economic environment largely due to the COVID-19 pandemic, partially offset by lower commercial OEM sales of $0.1 billion. Prior year commercial aftermarket sales include unfavorable EAC adjustments of $0.3 billion, discussed further below. Military sales were up slightly in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The organic profit increase of $0.6 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by higher commercial aerospace operating profit of $0.5 billion principally due to the favorable year-over-year EAC adjustments of $533 million, and lower Selling, general and administrative expenses of $0.2 billion. The higher commercial aerospace operating profit also includes the impact of the aftermarket sales volume increase discussed above, which was largely offset by lower commercial OEM operating profit due to unfavorable mix and lower sales volume. The year-over-year favorable commercial aerospace EAC adjustments were principally driven by prior year unfavorable EAC adjustments of $334 million related to a change in the estimated maintenance coverage period on a commercial engine aftermarket contract, $129 million due to the restructuring of a customer contract, and $62 million net unfavorable EAC adjustments based on a portfolio review of our commercial aftermarket programs. The lower Selling, general and administrative expenses were primarily driven by the absence of a $229 million charge in the prior year related to increased estimates of expected credit losses due to customer bankruptcies and additional allowances for credit losses. Also included in the organic change in operating profit was other income related to foreign government wage subsidies related to COVID-19 of $52 million and $117 million for the nine months ended September 30, 2021 and 2020, respectively, and an unfavorable EAC adjustment on a military program of $44 million in the second quarter of 2020 primarily driven by a shift in estimated overhead costs due to lower commercial engine activity.
The increase in Other operating profit of $0.1 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the absence of an $89 million impairment of commercial aircraft program assets recorded in the prior year.
In addition to the bookings discussed above, in the nine months ended September 30, 2021, Pratt & Whitney had two notable defense bookings for $593 million in total for F-135 sustainment contracts. In addition to the bookings discussed above, in the nine months ended September 30, 2020, Pratt & Whitney booked $1.2 billion for the F-135 program and $168 million for the Tanker program.

Raytheon Intelligence & Space

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$3,740	$3,749	—%	$11,310	$7,136	58%
Operating Profit	391	350	12%	1,194	659	81%
Operating Profit Margins	10.5%	9.3%		10.6%	9.2%
Bookings	$2,894	$2,955	(2)%	$10,572	$6,667	59%

Quarter Ended September 30, 2021 Compared with Quarter Ended September 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(45)	$28	$8	$(9)
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

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$(9)	$45	$(4)	$9	$41
Organic sales in the quarter ended September 30, 2021 were relatively consistent with the quarter ended September 30, 2020.
The increase in operating profit of $41 million and the related increase in operating profit margins in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily due to the net favorable change in EAC adjustments of $45 million, which was spread across numerous programs and primarily a result of the Raytheon Merger and the associated reset to zero percent complete for contracts accounted for on a percentage of completion basis.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$120	$4,023	$31	$4,174
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

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$2	$98	$404	$31	$535
Organic sales in the nine months ended September 30, 2021 were relatively consistent with the nine months ended September 30, 2020. Included in the increase in organic sales was higher net sales of $142 million on certain Airborne Intelligence, Surveillance and Reconnaissance (ISR) programs within sensing and effects primarily due to increased production driven by customer demand, higher volume of $91 million on certain classified cyber programs within cyber, training and services primarily due to increases in customer-determined activity levels, and lower net sales of $71 million due to lower volume on certain Space ISR programs within sensing and effects.
The increase in operating profit of $535 million and the related increase in operating profit margins in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to the change in acquisitions / divestitures, net of $404 million, and the net favorable change in EAC adjustments of $98 million, which was spread across numerous programs and primarily a result of the Raytheon Merger and the associated reset to zero percent complete for contracts accounted for on a percentage of completion basis.
The increase in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the Raytheon Merger on April 3, 2020.
Backlog and Bookings– Backlog was $18.7 billion at September 30, 2021 and $19.2 billion at December 31, 2020. In the quarter ended September 30, 2021, RIS booked $962 million on a number of classified contracts. In addition to these bookings, in the nine months ended September 30, 2021, RIS booked $2,539 million on a number of classified contracts, $365 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA), $227 million on a missile warning and defense contract, $211 million to provide additional upgrades to the Global Positioning System Next Generation Operational Control System (GPS OCX) program for the U.S. Air Force, $199 million on an international tactical airborne radar sustainment contract, $185 million on an international training contract with the U.K. Royal

Navy, and $172 million on the Next Generation Jammer (NGJ) Mid-Band Low Rate Initial Production (LRIP) contract with the U.S. Navy.
In the quarter ended September 30, 2020, RIS booked $928 million on a number of classified contracts and $176 million to perform operations and sustainment for the U.S. Air Force’s Launch and Test Range System (LTRS). In addition to these bookings, in the nine months ended September 30, 2020, RIS booked $1,418 million on a number of classified contracts and $166 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force.
Raytheon Missiles & Defense

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net Sales	$3,902	$3,706	5%	$11,680	$7,212	62%
Operating Profit	490	449	9%	1,518	847	79%
Operating Profit Margins	12.6%	12.1%		13.0%	11.7%
Bookings	$3,901	$2,489	57%	$12,487	$6,598	89%

Quarter Ended September 30, 2021 Compared with Quarter Ended September 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$193	$—	$3	$196
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

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$21	$8	$—	$12	$41
The organic sales increase of $193 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was primarily due to higher net sales of $143 million to an international customer driven by planned increases in production on NASAMS and higher net sales of $87 million on the AMRAAM program including the recognition of previously deferred precontract costs resulting from a contract award in the third quarter of 2021, partially offset by lower net sales of $65 million related to sales on our direct commercial sales contracts for precision guided munitions with a Middle East customer that had been recognized in the quarter ended September 30, 2020, but subsequently reversed in the fourth quarter of 2020. We have not yet obtained regulatory approval on these contracts, and we subsequently reversed these sales because we determined, due to then-current events, that it was no longer probable that we will be able to obtain regulatory approvals for these contracts.
The increase in operating profit of $41 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily due to an increase in volume of $21 million principally driven by the activity on the programs described above in organic sales. The increase in operating profit margins was primarily due to the change in mix and other performance.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$452	$3,999	$17	$4,468
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

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$42	$51	$521	$57	$671
The organic sales increase of $452 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to higher net sales of $118 million on an international Patriot program driven by a contract modification in the second quarter of 2021, which included the recognition of previously deferred precontract costs, higher net sales of $92 million to an international customer driven by planned increases in production on NASAMS, higher net sales of $84 million on the AMRAAM program including the recognition of previously deferred precontract costs resulting from a contract award in the third quarter of 2021 and higher net sales of $78 million on the StormBreaker program primarily due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2021, partially offset by lower net sales of $119 million related to sales on our direct commercial sales contracts for precision guided munitions with a Middle East customer as discussed above.
The increase in operating profit of $671 million and the related increase in operating profit margins in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a change in acquisitions / divestitures, net of $521 million.
The increase in net sales and operating profit due to acquisitions / divestitures, net relates to the Raytheon Merger on April 3, 2020.
Backlog and Bookings– Backlog was $29.6 billion at September 30, 2021 and $29.1 billion at December 31, 2020. In the quarter ended September 30, 2021, RMD booked $570 million for AMRAAM for the U.S. Air Force and Navy and international customers, $432 million to provide Guidance Enhanced Missiles (GEM-T) for an international customer, $358 million for Evolved Sea Sparrow Missile (ESSM) for the U.S. Navy and international customers, $291 million for Stinger missiles for international customers and $175 million to provide Patriot technical assistance for an international customer. RMD also booked $400 million on a number of classified contracts. In addition to these bookings, in the nine months ended September 30, 2021, RMD booked approximately $2 billion for the Long Range Standoff (LRSO) Weapon System Engineering and Manufacturing Development (EMD) contract for the U.S. Air Force, $1,315 million for the Next Generation Interceptor (NGI) for the Missile Defense Agency (MDA), $518 million for AMRAAM for the U.S. Air Force and Navy and international customers, $327 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, $247 million to provide Patriot engineering services support for the U.S. Army and international customers, $242 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the MDA, and $213 million for StormBreaker for the U.S. Air Force and Navy.
In the quarter ended September 30, 2020, RMD booked $186 million on the AN/TPY-2 radar program for the Kingdom of Saudi Arabia (KSA). In addition to these bookings, in the nine months ended September 30, 2020, RMD booked $2,253 million on the AN/TPY-2 radar program for KSA and $321 million for Standard Missile-3 (SM-3) for the MDA and an international customer.
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

	Net Sales		Operating Profit
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Inter segment eliminations	$(745)	$(655)	$(16)	$(37)
Other non-reportable segments	(1)	179	(11)	(12)
Eliminations and other	$(746)	$(476)	$(27)	$(49)
The decrease in other non-reportable segment sales for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily related to the sale of our Forcepoint business in the first quarter of 2021.
Other non-reportable segment operating profit for the quarter ended September 30, 2021 was relatively consistent with the quarter ended September 30, 2020.

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Inter segment eliminations	$(2,203)	$(1,756)	$(72)	$(73)
Other non-reportable segments	15	328	(26)	(28)
Eliminations and other	$(2,188)	$(1,428)	$(98)	$(101)
The decrease in other non-reportable segment sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily related to the sale of our Forcepoint business in the first quarter of 2021.
Other non-reportable segments operating profit for the nine months ended September 30, 2021 was relatively consistent with the nine months ended September 30, 2020.
Corporate expenses and other unallocated items
Corporate expenses and other unallocated items consists of costs and certain other unallowable corporate costs not considered part of management’s evaluation of reportable segment operating performance including restructuring and merger costs related to the Raytheon Merger, net costs associated with corporate research and development, including the Lower Tier Air and Missile Defense Sensor (LTAMDS) program which was acquired as part of the Raytheon Merger, and certain reserves. See “Restructuring Costs,” above, for a more detailed discussion of our restructuring costs.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Corporate expenses and other unallocated items	$(89)	$(84)	$(319)	$(491)
Corporate expenses and other unallocated items in the quarter ended September 30, 2021 were relatively consistent with the quarter ended September 30, 2020.
The decrease in Corporate expenses and other unallocated items of $172 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by a decrease in merger-related costs related to the Raytheon Merger of $128 million and lower restructuring costs of $112 million, partially offset by an increase in net expenses related to the LTAMDS project.
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

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
FAS service cost (expense)	$(102)	$(118)	$(304)	$(227)
CAS expense	601	498	1,651	963
FAS/CAS operating adjustment	$499	$380	$1,347	$736
The change in our FAS/CAS operating adjustment of $119 million in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was driven by a $103 million increase in CAS expense, as well as a $16 million decrease in FAS service cost. The increase in CAS expense was primarily due to the third quarter 2021 update to our actuarial estimates.
The change in our FAS/CAS operating adjustment of $611 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by a $688 million increase in CAS expense, partially offset by a $77 million increase in FAS service cost. The increase in our CAS expense was primarily due to the inclusion of the Raytheon Company plans as a result of the Raytheon Merger. The increase in our FAS service cost was primarily due to the inclusion of the Raytheon Company plans as a result of the Raytheon Merger, partially offset by the Raytheon domestic defined pension plan amendment, as described below.
In December 2020, we approved a change to the Raytheon Company domestic defined benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 will be based on a cash balance formula.
In response to the economic environment resulting from the COVID-19 pandemic, Congress passed the American Rescue Plan Act of 2021 (ARPA) in March 2021, which included pension funding relief provisions. These provisions extend and expand upon existing pension funding relief, most notably by increasing the liability interest rates used to determine the required cash contributions for our U.S. qualified pension plans. As a result, we do not currently expect cash contributions to be required for our U.S. qualified pension plans in 2021 or 2022.
The ARPA pension funding relief provisions are also expected to result in decreases to CAS expense, and the related recovery under our contracts, for our U.S. qualified pension plans beginning in 2022 as the interest rates used to determine pension funding requirements for these plans are also used in determining CAS expense.
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
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Goodwill impairment charge	$—	$—	$—	$(3,183)
Amortization of acquired intangibles	(610)	(596)	(1,789)	(1,547)
Amortization of property, plant and equipment fair value adjustment	(21)	(19)	(84)	(46)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	45	92	252	237
Acquisition accounting adjustments	$(586)	$(523)	$(1,621)	$(4,539)

Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Collins Aerospace Systems	$(196)	$(157)	$(466)	$(3,736)
Pratt & Whitney	(47)	(7)	(98)	(91)
Raytheon Intelligence & Space	(132)	(130)	(433)	(258)
Raytheon Missiles & Defense	(211)	(204)	(624)	(404)
Total segment	(586)	(498)	(1,621)	(4,489)
Eliminations and other	—	(25)	—	(50)
Acquisition accounting adjustments	$(586)	$(523)	$(1,621)	$(4,539)
The change in the Acquisition accounting adjustments of $63 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, was primarily driven by an increase at Pratt & Whitney primarily due to an increase in collaboration intangibles amortization driven by an increase in V2500 program activity and Collins Aerospace primarily due to the impact of foreign currency exchange rates.
The change in the Acquisition accounting adjustments of $2,918 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, is primarily driven by the $3.2 billion goodwill impairment loss in the second quarter of 2020 related to two Collins Aerospace reporting units, partially offset by an increase of $361 million for acquisition accounting adjustments related to the Raytheon Merger, primarily due to the timing of the merger in the prior year. Included in Acquisition accounting adjustments in the nine months ended September 30, 2021 was $116 million of amortization of customer contractual obligations due to the accelerated liquidation of below-market contract reserves at Collins Aerospace driven by the termination of two customer contracts. Refer to “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q for additional information on the goodwill impairment loss.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$7,476	$8,802
Total debt	31,248	31,823
Total equity	72,937	73,852
Total capitalization (total debt plus total equity)	104,185	105,675
Total debt to total capitalization	30%	30%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in and divestitures of businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms. We had $6.84 billion available under our various credit facilities at September 30, 2021.
Although our business has been and will continue to be impacted by COVID-19, as discussed above in Business Overview, we currently believe we have sufficient liquidity to withstand the potential impacts.
At September 30, 2021, we had cash and cash equivalents of $7.5 billion, of which approximately 35% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings. We have repatriated approximately $1.8 billion of cash in the nine months ended September 30, 2021.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
As of September 30, 2021, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $160 million of commercial paper borrowings as of September 30, 2021. The daily average amount of short-term commercial paper borrowings outstanding during the nine months ended

September 30, 2021 was $191 million. We use our commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.
In May 2021, we renewed our $2.0 billion revolving credit agreement, which now expires in May 2022. As of September 30, 2021, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion consisting of a $5.0 billion revolving credit agreement that became available upon completion of the Raytheon Merger on April 3, 2020, and the $2.0 billion revolving credit agreement, and there were no borrowings outstanding under these agreements.
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 27, 2019, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
The Company has offered a voluntary supply chain finance (SCF) program with a global financial institution which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF program does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the program. In addition, we provide no guarantees or otherwise pay for any of the costs of the program incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institution, as it relates to the program. As such, amounts due to suppliers that have elected to participate in the SCF program are included in Accounts payable on our Condensed Consolidated Balance Sheet and all payment activity related to amounts due to suppliers that elected to participate in the SCF program are reflected in cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows. The SCF program does not impact our overall liquidity.
We believe our cash on hand and future operating cash flows will be sufficient to meet our future operating cash needs. Further, we continue to have access to the commercial paper markets and our existing credit facilities, and our ability to obtain debt or equity financing, as well as the availability under committed credit lines, provides additional potential sources of liquidity should they be required or appropriate.
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash flows provided by operating activities from continuing operations	$3,981	$2,964
Net cash used in operating activities from discontinued operations	(27)	(693)
Operating Activities - Continuing Operations. Cash generated by operating activities from continuing operations in the nine months ended September 30, 2021 was $1,017 million higher than the same period in 2020. This increase was primarily due to higher net income after adjustments for depreciation and amortization, deferred income tax provision, stock compensation costs, net periodic pension and other postretirement benefit and the goodwill impairment charge, totaling $3.0 billion, partially offset by an unfavorable change in working capital, primarily due to an unfavorable change in working capital at the RIS and RMD segments in the first quarter of 2021 with no comparable activity in the first quarter of 2020 as a result of the Raytheon Merger. This unfavorable change in working capital at RIS and RMD includes a cash outflow for accounts payable and accrued liabilities due to the timing of incentive compensation payments. Also included in the unfavorable change in working capital was an increase in current year contract assets principally driven by the timing of billings at Pratt & Whitney and contractual billing terms on U.S. government and foreign military sales contracts at RMD, partially offset by the absence of a reduction of accounts payable and accounts receivable in the prior year at Collins Aerospace and Pratt & Whitney due to a decline in volume principally driven by the economic environment primarily due to COVID-19.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity had minimal impact on cash flows provided by operating activities during the nine months ended September 30, 2021, compared to a decrease in cash flows provided by operating activities of $0.8 billion during the nine months ended September 30, 2020. The year over year increase in factoring activity was primarily due to the higher sales volume in 2021 as compared to 2020, and includes amounts factored on certain aerospace receivables at the customers’ request for which we are compensated by the customer for the extended collection cycle.
We made pension and PRB contributions of $38 million and $64 million in the nine months ended September 30, 2021 and 2020, respectively.

In response to the economic environment resulting from the COVID-19 pandemic, Congress passed the ARPA in March 2021, which included pension funding relief provisions. These provisions extend and expand upon existing pension funding relief, most notably by increasing the liability interest rates used to determine the required cash contributions for our U.S. qualified pension plans. As a result, we do not currently expect cash contributions to be required for our U.S. qualified pension plans in 2021 or 2022.
We made net tax payments of $906 million and $488 million in the nine months ended September 30, 2021 and 2020, respectively.
Operating Activities - Discontinued Operations. The $666 million change in cash used in operating activities from discontinued operations in the nine months ended September 30, 2021 compared to September 30, 2020 was primarily driven by the absence of separation costs in 2021 as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash flows (used in) provided by investing activities from continuing operations	$(139)	$4,152
Net cash used in investing activities from discontinued operations	—	(241)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
Investing Activities - Continuing Operations. The $4,291 million change in cash flows (used in) provided by investing activities from continuing operations in the nine months ended September 30, 2021 compared to September 30, 2020 primarily relates to the absence of cash acquired in the Raytheon Merger in the prior year of $3.2 billion and the prior year sale of our Collins Aerospace military GPS and space-based precision optics businesses, partially offset by the current year sale of our Forcepoint business described below.
Capital expenditures in the nine months ended September 30, 2021 were relatively consistent with the nine months ended September 30, 2020.
Dispositions of businesses in the nine months ended September 30, 2021 was $1.1 billion, net of cash transferred and related to the sale of our Forcepoint business. Dispositions of businesses in the nine months ended September 30, 2020 were $2,575 million primarily related to the sale of our Collins Aerospace military GPS and space-based precision optics businesses for $2.3 billion in gross cash proceeds. For additional detail, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
Customer financing assets (payments) receipts, net included payments of $175 million and $251 million in nine months ended September 30, 2021 and 2020, respectively, and receipts of $199 million and $113 million in the nine months ended September 30, 2021 and 2020, respectively. The decrease in payments was due to fewer engines added in the nine months ended 2021 compared to 2020. The increase in receipts was driven by a sale and leaseback transaction for the sale of equipment in the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, we increased our collaboration intangible assets by $138 million, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) based on hours flown on the V2500-powered aircrafts in service as of the agreement date.
As discussed in “Note 13: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. During the nine months ended September 30, 2021 and 2020, we had net cash receipts of $42 million and payments of $115 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
During the quarter ended September 30, 2021, we entered into definitive agreements related to two pending acquisitions. On August 30, 2021, we entered into a definitive agreement to acquire FlightAware, a digital aviation company that operates flight tracking and data platforms, within our Collins Aerospace segment. On September 12, 2021, we entered into a definitive agreement to acquire SEAKR Engineering, Inc., a supplier of advanced space electronics, within our Raytheon Intelligence &

Space segment. We expect cash outflows related to these acquisitions to be approximately $1.0 billion. The closings of these transactions are subject to customary closing conditions, including receipt of regulatory approvals.
On September 8, 2021, we entered into a definitive agreement to divest our global training and logistics business within our Raytheon Intelligence & Space segment. The closing of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals.
Investing Activities - Discontinued Operations. The $241 million decrease in cash used in investing activities from discontinued operations in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily driven by outflows from short-term investment activity of $160 million and capital expenditures of $87 million in 2020 which did not recur in 2021, as the Separation Transactions occurred on April 3, 2020.
Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Net cash flows used in financing activities from continuing operations	$(5,182)	$(2,056)
Net cash provided by (used in) financing activities from discontinued operations	27	(1,449)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing Activities - Continuing Operations. Financing activities were a cash outflow of $5.2 billion in the nine months ended September 30, 2021 compared to a cash outflow of $2.1 billion in the nine months ended September 30, 2020. This change was driven by the net changes in issuances and repayments of long-term debt not related to the Separation Transactions of $2.6 billion, and an increase in share repurchases of $2.0 billion, partially offset by the change in net cash transfers to discontinued operations of $2.0 billion.
Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments.
At September 30, 2021, management had remaining authority to repurchase approximately $3.0 billion of our common stock under the December 7, 2020 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Nine Months Ended September 30,
(dollars in millions; shares in thousands)	2021		2020
	$	Shares	$	Shares
Shares of Common Stock repurchased	$2,000	24,152	$47	330
Our Board of Directors authorized the following cash dividends:

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020
Dividends paid per share of Common Stock	$1.495	$1.685
Total dividends paid	$2,212	$2,026
On June 21, 2021 the Board of Directors declared a dividend of $0.51 per share payable September 9, 2021 to shareowners of record at the close of business on August 20, 2021. Also, on October 13, 2021, the Board of Directors declared a dividend of $0.51 per share payable December 16, 2021 to shareowners of record at the close of business on November 19, 2021.
Financing Activities - Discontinued Operations. The $1,476 million increase in cash provided by financing activities from discontinued operations in the nine months ended September 30, 2021 compared to September 30, 2020 is driven by a $2.0 billion change in net transfer activity, partially offset by the absence of $703 million of debt extinguishment costs related to the early repayment of debt in the nine months ended September 30, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2021. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2020 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Raytheon Merger or the Separation Transactions, including estimated synergies and customer cost savings resulting from the Raytheon Merger and the anticipated benefits and costs of the Separation Transactions and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of economic conditions in the industries and countries in which Raytheon Technologies Corporation (RTC) operates in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end-customer demand in both the commercial and defense segments of the aerospace industry, levels of air travel, financial condition of commercial airlines, the impact of pandemic health issues (including the impact of the COVID-19 pandemic on global air travel and commercial and business activities which have not yet fully recovered to pre-pandemic levels, and that the timing and extent of such recovery may be impacted by factors including the efficacy, acceptance and distribution of vaccines, coronavirus variants and additional outbreaks) and actions taken in response to pandemic health issues (including the impact on supply generally and impact of vaccine mandates on supply chain and operations), aviation safety concerns, weather conditions and natural disasters, the financial condition of our customers and suppliers, and the risks associated with U.S. government sales (including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to COVID-19, a government shutdown, or otherwise, and uncertain funding of programs);
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
•changes in the U.S. Department of Defense (DoD) policies or priorities;
•the effect of changes in tax due to new legislation or other developments (including the recent Organization for Economic Co-operation and Development Inclusive Framework agreement and changes that may be enacted by the current U.S. Congress), environmental, regulatory and other laws and regulations (including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anti-corruption requirements, including the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations) in the U.S. and other countries in which RTC and its businesses operate;
•the ability of RTC to retain and hire key personnel and the ability of our personnel to continue to operate our facilities and businesses around the world; and
•the intended qualification of (1) the Raytheon Merger as a tax-free reorganization and (2) the Separation Transactions and other internal restructurings as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2021.

2021	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	1,982	$85.17	1,982	$3,811
August 1 - August 31	4,604	86.55	4,604	$3,413
September 1 - September 30	4,949	83.90	4,949	$2,998
Total	11,535	$85.18	11,535
On December 7, 2020, our Board of Directors authorized a share repurchase program for up to $5 billion of our common stock, replacing the previous program announced on October 14, 2015. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended September 30, 2021.
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
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	October 26, 2021	By:	/s/ NEIL G. MITCHILL JR.
Neil G. Mitchill Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 26, 2021	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)