Form 10-Q
period 2022-03-31
RAYTHEON TECHNOLOGIES CORP
filed 2022-04-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
At March 31, 2022 there were 1,487,215,106 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2022

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Net Sales:
Products sales	$11,862	$11,664
Services sales	3,854	3,587
Total Net Sales	15,716	15,251
Costs and Expenses:
Cost of sales - products	9,820	9,974
Cost of sales - services	2,740	2,563
Research and development	635	589
Selling, general and administrative	1,469	1,220
Total Costs and Expenses	14,664	14,346
Other income, net	28	108
Operating profit	1,080	1,013
Non-operating expense (income), net
Non-service pension income	(480)	(491)
Interest expense, net	318	346
Total non-operating expense (income), net	(162)	(145)
Income from continuing operations before income taxes	1,242	1,158
Income tax expense	116	345
Net income from continuing operations	1,126	813
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	23	41
Income from continuing operations attributable to common shareowners	1,103	772
Loss from discontinued operations attributable to common shareowners	(19)	(19)
Net income attributable to common shareowners	$1,084	$753

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.74	$0.51
Loss from discontinued operations	(0.01)	(0.01)
Net income attributable to common shareowners	$0.73	$0.50
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.74	$0.51
Loss from discontinued operations	(0.02)	(0.01)
Net income attributable to common shareowners	$0.72	$0.50
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net income from continuing and discontinued operations	$1,107	$794
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(240)	(176)
Pension and postretirement benefit plans adjustments	21	54
Change in unrealized cash flow hedging	37	(60)
Other comprehensive income (loss), before tax	(182)	(182)
Income tax expense related to items of other comprehensive income (loss)	(18)	(5)
Other comprehensive loss, net of tax	(200)	(187)
Comprehensive income	907	607
Less: Comprehensive income attributable to noncontrolling interest	23	41
Comprehensive income attributable to common shareowners	$884	$566
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$6,040	$7,832
Accounts receivable, net	9,076	9,661
Contract assets	11,566	11,361
Inventory, net	9,749	9,178
Other assets, current	4,309	4,018
Total Current Assets	40,740	42,050
Customer financing assets	2,766	2,848
Fixed assets	27,815	27,637
Accumulated depreciation	(12,978)	(12,665)
Fixed assets, net	14,837	14,972
Operating lease right-of-use assets	1,911	1,958
Goodwill	54,316	54,436
Intangible assets, net	38,118	38,516
Other assets	6,678	6,624
Total Assets	$159,366	$161,404
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$140	$134
Accounts payable	8,270	8,751
Accrued employee compensation	1,880	2,658
Other accrued liabilities	11,004	10,162
Contract liabilities	13,739	13,720
Long-term debt currently due	24	24
Total Current Liabilities	35,057	35,449
Long-term debt	31,308	31,327
Operating lease liabilities, non-current	1,627	1,657
Future pension and postretirement benefit obligations	7,709	7,855
Other long-term liabilities	9,643	10,417
Total Liabilities	85,344	86,705
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	36	35
Shareowners’ Equity:
Common Stock	37,504	37,483
Treasury Stock	(13,483)	(12,727)
Retained earnings	50,592	50,265
Unearned ESOP shares	(36)	(38)
Accumulated other comprehensive loss	(2,115)	(1,915)
Total Shareowners’ Equity	72,462	73,068
Noncontrolling interest	1,524	1,596
Total Equity	73,986	74,664
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$159,366	$161,404
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Operating Activities:
Net income from continuing operations	$1,126	$813
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	1,014	1,123
Deferred income tax (benefit) provision	(601)	153
Stock compensation cost	103	84
Net periodic pension and other postretirement income	(360)	(358)
Change in:
Accounts receivable	556	(799)
Contract assets	(219)	(311)
Inventory	(587)	(113)
Other current assets	(281)	(193)
Accounts payable and accrued liabilities	(316)	538
Contract liabilities	(50)	(56)
Other operating activities, net	91	(158)
Net cash flows provided by operating activities from continuing operations	476	723
Investing Activities:
Capital expenditures	(439)	(387)
Investments in businesses	—	(6)
Dispositions of businesses, net of cash transferred (Note 2)	35	1,049
Customer financing assets payments, net	(19)	(81)
Increase in collaboration intangible assets	(50)	(32)
(Payments) receipts from settlements of derivative contracts, net	(33)	49
Other investing activities, net	(12)	(10)
Net cash flows (used in) provided by investing activities from continuing operations	(518)	582
Financing Activities:
Repayment of long-term debt	—	(286)
Change in short-term borrowings, net	6	(13)
Dividends paid on Common Stock	(745)	(705)
Repurchase of Common Stock	(743)	(375)
Net transfers to discontinued operations	—	(5)
Other financing activities, net	(263)	(160)
Net cash flows used in financing activities from continuing operations	(1,745)	(1,544)
Discontinued Operations:
Net cash used in operating activities	—	(5)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	5
Net cash used in discontinued operations	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	15	23
Net decrease in cash, cash equivalents and restricted cash	(1,772)	(216)
Cash, cash equivalents and restricted cash, beginning of period	7,853	8,832
Cash, cash equivalents and restricted cash, end of period	6,081	8,616
Less: Restricted cash, included in Other assets	41	37
Cash and cash equivalents, end of period	$6,040	$8,579
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2022	2021
Equity beginning balance	$74,664	$73,852
Common Stock
Beginning balance	37,483	36,930
Common Stock plans activity	34	67
Purchase of subsidiary shares from noncontrolling interest, net	(13)	—
Ending balance	37,504	36,997
Treasury Stock
Beginning balance	(12,727)	(10,407)
Common Stock repurchased	(756)	(375)
Other	—	2
Ending balance	(13,483)	(10,780)
Retained Earnings
Beginning balance	50,265	49,423
Net income	1,084	753
Dividends on Common Stock	(745)	(705)
Dividends on ESOP Common Stock	(13)	(11)
Other	1	—
Ending balance	50,592	49,460
Unearned ESOP Shares
Beginning balance	(38)	(49)
Common Stock plans activity	2	3
Ending balance	(36)	(46)
Accumulated Other Comprehensive Loss
Beginning balance	(1,915)	(3,734)
Other comprehensive loss, net of tax	(200)	(187)
Ending balance	(2,115)	(3,921)
Noncontrolling Interest
Beginning balance	1,596	1,689
Net Income	23	41
Less: Redeemable noncontrolling interest net income	(1)	(2)
Dividends attributable to noncontrolling interest	(64)	(130)
Purchase of subsidiary shares from noncontrolling interest, net	(19)	—
Disposition of noncontrolling interest, net	(11)	—
Ending balance	1,524	1,598
Equity at March 31	$73,986	$73,308
Supplemental share information
Shares of Common Stock issued under employee plans, net	1,817	1,043
Shares of Common Stock repurchased	7,883	5,197
Dividends declared per share of Common Stock	0.510	0.475
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2022 and for the quarters ended March 31, 2022 and 2021 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2021 Annual Report on Form 10-K.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean Raytheon Technologies Corporation and its subsidiaries.
Russia Sanctions. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government has imposed broad economic sanctions and export controls targeting key industries, entities and individuals in Russia. These U.S. government measures, among other items, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to Russia, including broadened export controls specifically targeting Russia’s aerospace sector. Governments of various other jurisdictions in which we operate, including Canada, the United Kingdom, the European Union and others, have implemented similar measures. These sanctions and export controls, as well as responses from Russia, have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers. As a result of these sanctions and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax and the impact of noncontrolling interest, within our Collins Aerospace Systems (Collins) and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivables and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. Additionally, we reversed approximately $1.3 billion of remaining performance obligation (RPO) in the quarter ended March 31, 2022 related to our sales contracts in Russia at Pratt & Whitney and Collins. We will continue to monitor the changes in sanctions and other developments, which may result in financial impacts in future periods. Based on information available to date, we currently do not expect these incremental impacts to have a material effect on the Company’s financial condition, results of operations or liquidity.
COVID-19 Pandemic. The coronavirus disease 2019 (COVID-19) pandemic continues to negatively affect the global economy, our business and operations, supply chains, and the industries in which we operate. However, we continue to see indications that commercial air travel is recovering in certain areas of demand. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to when commercial air traffic capacity will fully return to and/or exceed pre-COVID-19 levels. Our expectations regarding the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets
In the quarters ended March 31, 2022 and 2021, cash inflows related to dispositions were $35 million and $1.0 billion, respectively.
Our dispositions of businesses in the quarter ended March 31, 2022, primarily consisted of immaterial dispositions in our aerospace businesses.
Dispositions of businesses in the quarter ended March 31, 2021 reflect the January 8, 2021 sale of our Forcepoint business, for proceeds of $1.1 billion, net of cash transferred. We did not recognize a pre-tax gain or loss within the Condensed Consolidated Statement of Operations related to the sale of Forcepoint.

Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2022 were as follows:

(dollars in millions)	Balance as of January 1, 2022	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2022
Collins Aerospace Systems	$31,384	$(1)	$(139)	$31,244
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space	9,813	21	—	9,834
Raytheon Missiles & Defense	11,659	—	(1)	11,658
Total Segments	54,419	20	(140)	54,299
Eliminations and other	17	—	—	17
Total	$54,436	$20	$(140)	$54,316
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2022		December 31, 2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,373	$(1,227)	$5,319	$(1,173)
Exclusivity assets	2,737	(328)	2,673	(318)
Developed technology and other	1,208	(487)	1,214	(466)
Customer relationships	29,957	(7,805)	29,982	(7,411)
	39,275	(9,847)	39,188	(9,368)
Unamortized:
Trademarks and other	8,690	—	8,696	—
Total	$47,965	$(9,847)	$47,884	$(9,368)
Amortization of intangible assets for the quarters ended March 31, 2022 and 2021 was $487 million and $596 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2022 through 2027.

(dollars in millions)	Remaining 2022	2023	2024	2025	2026	2027
Amortization expense	$1,491	$2,094	$2,216	$2,098	$2,009	$1,856

Note 3: Earnings Per Share

	Quarter Ended March 31,
(dollars and shares in millions, except per share amounts)	2022	2021
Net income attributable to common shareowners:
Income from continuing operations	$1,103	$772
Loss from discontinued operations	(19)	(19)
Net income attributable to common shareowners	$1,084	$753
Basic weighted average number of shares outstanding	1,486.8	1,511.1
Stock awards and equity units (share equivalent)	11.1	3.0
Diluted weighted average number of shares outstanding	1,497.9	1,514.1
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.74	$0.51
Loss from discontinued operations	(0.01)	(0.01)
Net income attributable to common shareowners	$0.73	$0.50
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.74	$0.51
Loss from discontinued operations	(0.02)	(0.01)
Net income attributable to common shareowners	$0.72	$0.50
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2022 and 2021, the number of stock awards excluded from the computation was 7.5 million and 26.7 million, respectively.
Note 4: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts primarily within our Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) segments. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Total Net Sales	$97	$52
Operating profit	36	12
Income from continuing operations attributable to common shareowners(1)	28	9
Diluted earnings per share from continuing operations attributable to common shareholders (1)	$0.02	$0.01
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2022	December 31, 2021
Accounts receivable	$9,589	$10,136
Allowance for expected credit losses	(513)	(475)
Total accounts receivable, net	$9,076	$9,661
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Contract assets	$11,566	$11,361
Contract liabilities	(13,739)	(13,720)
Net contract liabilities	$(2,173)	$(2,359)
Contract assets increased $205 million during the quarter ended March 31, 2022 primarily due to sales in excess of billings at RIS and RMD. Contract liabilities were relatively consistent during the quarter ended March 31, 2022 compared to December 31, 2021. We recognized revenue of $1.8 billion during the quarter ended March 31, 2022, related to contract liabilities as of January 1, 2022 and $1.7 billion during the quarter ended March 31, 2021, related to contract liabilities as of January 1, 2021.
As of March 31, 2022, our Contract liabilities include approximately $420 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated. In addition, as of March 31, 2022, our Contract liabilities include advance payments, in immaterial amounts, received from Russian customers on contracts we are currently unable to perform on due to global sanctions on Russia and export controls. Depending on the contractual terms and as allowed by sanctions, certain of these advance payments may become refundable.
Contract assets include an allowance for credit losses of $330 million and $251 million as of March 31, 2022 and December 31, 2021, respectively.
Note 7: Inventory, net

(dollars in millions)	March 31, 2022	December 31, 2021
Raw materials	$3,079	$3,024
Work-in-process	3,471	3,085
Finished goods	3,199	3,069
Total inventory, net	$9,749	$9,178
Note 8: Borrowings and Lines of Credit
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes have original maturities of not more than 90 days from the date of issuance. As of March 31, 2022, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper outstanding at March 31, 2022 or December 31, 2021.
As of March 31, 2022, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in May 2022. As of March 31, 2022, there were no borrowings outstanding under these agreements.
There were no repayments of long-term debt during the quarter ended March 31, 2022. We made the following repayments of long-term debt during the quarter ended March 31, 2021:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
March 1, 2021	8.750% notes due 2021	$250
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2022	December 31, 2021
3.650% notes due 2023 (1)	$171	$171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	550	565
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000

4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
Other (including finance leases)	268	270
Total principal long-term debt	31,283	31,300
Other (fair value adjustments, (discounts)/premiums, and debt issuance costs)	49	51
Total long-term debt	31,332	31,351
Less: current portion	24	24
Long-term debt, net of current portion	$31,308	$31,327
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our Long-term debt at March 31, 2022 is approximately 15 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	12	7
PRB plans	5	—
Defined contribution plans	311	271
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	March 31, 2022	December 31, 2021
Noncurrent pension assets (included in Other assets)	$3,538	$3,214
Current pension and PRB liabilities (included in Accrued employee compensation)	310	310
Future pension and postretirement benefit obligations	7,709	7,855
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	March 31, 2022	December 31, 2021
Noncurrent pension liabilities	$6,748	$6,873
Noncurrent PRB liabilities	898	903
Other pension and PRB related items	63	79
Future pension and postretirement benefit obligations	$7,709	$7,855

The components of net periodic benefit (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended March 31,		PRB Quarter Ended March 31,
(dollars in millions)	2022	2021	2022	2021
Operating expense
Service cost	$118	$131	$2	$2
Non-operating expense
Interest cost	382	312	7	6
Expected return on plan assets	(890)	(868)	(5)	(5)
Amortization of prior service credit	(42)	(42)	—	(1)
Recognized actuarial net loss (gain)	77	109	(3)	(2)
Net settlement, curtailment and special termination benefit gain	(6)	—	—	—
Non-service pension income	(479)	(489)	(1)	(2)
Total net periodic benefit (income) expense	$(361)	$(358)	$1	$—
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Marketable securities held in trusts	$857	$965
Note 10: Income Taxes
Our effective tax rate was 9.3% and 29.8% in the quarters ended March 31, 2022 and 2021, respectively. The effective tax rate in the quarter ended March 31, 2022 includes a benefit of 5 percentage points primarily related to an incremental Foreign Derived Intangible Income (FDII) benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. Tax expense in the quarter ended March 31, 2021 includes tax charges incremental to the U.S. statutory rate of $148 million associated with the sale of the Forcepoint business, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets.” Subsequently, in the fourth quarter of 2021, we recognized an incremental $104 million tax benefit due to the revaluation of that Forcepoint tax benefit as a result of completing the divestiture of RIS’s global training and services business.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $20 million to $500 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from the issuance of legislation, regulatory or other guidance or developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
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
The Examination Division of the IRS is also auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017, which is projected to close during 2022. As a result of the projected closure of the audit of Rockwell Collins fiscal tax years 2016 and 2017, it is reasonably possible that the Company may recognize non-cash gains in the range of $20 million to $100 million during 2022.
Note 11: Financial Instruments
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
The aggregate notional amount of our outstanding foreign currency hedges was $8.6 billion and $8.5 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, all derivative contracts accounted for as cash flow hedges will mature by February 2030.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$103	$59
	Other accrued liabilities	211	202
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$14	$11
	Other accrued liabilities	15	11
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations in the quarters ended March 31, 2022 and 2021 are presented in “Note 16: Accumulated Other Comprehensive Loss.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of March 31, 2022, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Condensed Consolidated Statement of Operations.
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$857	$783	$74	$—
Derivative assets	117	—	117	—
Derivative liabilities	(226)	—	(226)	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$965	$890	$75	$—
Derivative assets	70	—	70	—
Derivative liabilities	(213)	—	(213)	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks.
As of March 31, 2022, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2022		December 31, 2021
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$195	$187	$195	$192
Long-term debt (excluding finance leases)	(31,233)	(32,566)	(31,250)	(35,828)
The following tables provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$187	$—	$187	$—
Long-term debt (excluding finance leases)	(32,566)	—	(32,516)	(50)

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$192	$—	$192	$—
Long-term debt (excluding finance leases)	(35,828)	—	(35,778)	(50)
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature, with commercial paper classified as level 2 and other short-term borrowings classified as level 3 within the fair value hierarchy.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing and product support for the PW1100G-JM engine for the Airbus A320neo aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt

& Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Current assets	$6,630	$7,081
Noncurrent assets	801	825
Total assets	$7,431	$7,906
Current liabilities	$7,880	$7,965
Noncurrent liabilities	35	54
Total liabilities	$7,915	$8,019
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2028. Additional guarantees of project performance for which there is no stated value also remain outstanding. As of March 31, 2022 and December 31, 2021, the following financial guarantees were outstanding:

	March 31, 2022		December 31, 2021
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$304	$—	$309	$3
Third party guarantees	503	4	511	5
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $140 million and $141 million at March 31, 2022 and December 31, 2021, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $118 million and $120 million at March 31, 2022 and December 31, 2021, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 15: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2022 and 2021 were as follows:

(dollars in millions)	2022	2021
Balance as of January 1	$1,157	$1,057
Warranties and performance guarantees issued	71	113
Settlements	(74)	(69)
Other	—	(1)
Balance as of March 31	$1,154	$1,100

Note 15: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition or liquidity. As of March 31, 2022 and December 31, 2021, we had $830 million and $834 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $15.5 billion and $15.6 billion as of March 31, 2022 and December 31, 2021, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
We also have other contractual commitments to make payments to secure certain contractual rights to provide product on new aircraft platforms. The estimated amount and timing of these payments are generally based on future sales or engine flight hours. Payments made on these contractual commitments are included within intangible assets as exclusivity assets and are amortized over the term of underlying economic benefit. We have entered into certain collaboration arrangements, which may include participation by our collaboration partners in these commitments. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments, which are considered in other contractual commitments, are capitalized as collaboration intangible assets as payments are made.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.7 billion as of March 31, 2022.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2022, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $10.9 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($748 million at March 31, 2022). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($121 million at March 31, 2022). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. Although the ASBCA decision may also be subject to further appellate review, we believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($82 million at March 31, 2022). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second claim. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the two claims are without legal basis and that any damages owed to the U.S. government for the two claims will not have a material adverse effect on our results of operations, financial condition or liquidity.
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
Darnis, et al.
As previously disclosed, on August 12, 2020, several former employees of United Technologies Corporation (UTC) or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenged the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint also claimed that the defendants are liable for breach of certain equity compensation plans and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 13, 2021, Plaintiffs filed an amended complaint which supersedes the initial complaint and continues to assert claims for breach of the equity compensation plans against the Company, Otis and Carrier, but no longer asserts ERISA claims. Further, no claim is made in the amended complaint against any current or former director of any of the three companies. Plaintiffs seek money damages, attorneys’ fees and other relief. We continue to believe that the

Company has meritorious defenses to these claims. At this time, the Company is unable to predict the outcome; however, based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition or liquidity.
DOJ Grand Jury Investigation and Related Civil Litigation
The Company received a grand jury subpoena in late 2019, as part of a DOJ criminal investigation into purported agreements not to solicit or hire employees in violation of the federal antitrust laws. While the investigation has focused on alleged hiring restrictions between and among Pratt & Whitney and certain of its suppliers of outsourced engineering services, the subpoena also included requests regarding Collins. Since receipt of the subpoena, the Company has been cooperating with the DOJ investigation. On December 15, 2021, a criminal indictment was filed in the United States District Court for the District of Connecticut, against a former Pratt & Whitney employee and other employees of certain outsourced engineering suppliers charging each of them with one count of violating the federal antitrust laws. No current or former Collins employees were named in the indictment. We were recently advised that the Company is a target of the DOJ investigation, and we continue to cooperate with the investigation. No criminal charge has been filed against the Company or its affiliates.
After the criminal charges against the individuals were filed, numerous civil class action antitrust lawsuits have been filed against Pratt & Whitney and other corporate and individual defendants in the United States District Court for the District of Connecticut. The allegations in each of the civil lawsuits track the factual assertions in the criminal indictment and generally allege that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs in each of the civil lawsuits seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011. Collins was also named as a defendant in some of the lawsuits. Plaintiffs in each of the lawsuits seek treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. All of the lawsuits have been consolidated, and we anticipate the filing of a single amended class action complaint. We believe that the claims asserted lack merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition or liquidity.
Where appropriate, we have recorded loss contingency accruals for the above-referenced matters, and the amounts individually, or in the aggregate, are not material.
Other. As described in “Note 14: Guarantees,” we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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

Note 16: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2022 and 2021 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2022
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(242)	(11)	31	(222)
Amounts reclassified, pre-tax	2	32	6	40
Tax benefit (expense)	(3)	(4)	(11)	(18)
Balance at March 31, 2022	$(194)	$(1,811)	$(110)	$(2,115)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2021
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	(176)	(10)	(46)	(232)
Amounts reclassified, pre-tax	—	64	(14)	50
Tax benefit (expense)	(5)	(12)	12	(5)
Balance at March 31, 2021	$529	$(4,441)	$(9)	$(3,921)

Note 17: Segment Financial Data
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
We present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. Generally Accepted Accounting Principles (GAAP) and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time, we generally expect to recover the related RIS and RMD pension and PRB liabilities through the pricing of our products and services to the U.S. government. Collins and Pratt & Whitney generally record pension and PRB expense on a FAS basis.
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

Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended March 31, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2022	2021	2022	2021	2022	2021
Collins Aerospace Systems	$4,824	$4,370	$440	$314	9.1%	7.2%
Pratt & Whitney	4,529	4,030	151	20	3.3%	0.5%
Raytheon Intelligence & Space	3,572	3,765	378	388	10.6%	10.3%
Raytheon Missiles & Defense	3,527	3,793	387	496	11.0%	13.1%
Total segment	16,452	15,958	1,356	1,218	8.2%	7.6%
Eliminations and other(1)	(736)	(707)	(34)	(31)
Corporate expenses and other unallocated items (2)	—	—	(136)	(81)
FAS/CAS operating adjustment	—	—	378	423
Acquisition accounting adjustments	—	—	(484)	(516)
Consolidated	$15,716	$15,251	$1,080	$1,013	6.9%	6.6%
(1)    Includes the operating results of certain smaller non-reportable business segments.
(2)    Includes the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project.
We disaggregate our contracts from customers by geographic region based on customer location, by customer and by sales type. Our geographic region based on customer location uses end user customer location where known or practical to determine, or in instances where the end user customer is not known or not practical to determine, we utilize “ship to” location as the customer location. In addition, for our RIS and RMD segments, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Segment sales disaggregated by geographic region for the quarters ended March 31, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,249	$2,312	$2,866	$2,299	$4	$9,730	$2,242	$2,159	$2,965	$2,357	$7	$9,730
Europe	1,314	879	107	272	—	2,572	1,079	626	114	327	1	2,147
Asia Pacific	497	873	163	324	—	1,857	405	793	204	370	—	1,772
Middle East and North Africa	112	78	81	558	—	829	95	104	133	660	—	992
Canada and All Other	293	387	36	12	—	728	217	348	29	16	—	610
Consolidated net sales	4,465	4,529	3,253	3,465	4	15,716	4,038	4,030	3,445	3,730	8	15,251
Inter-segment sales	359	—	319	62	(740)	—	332	—	320	63	(715)	—
Business segment sales	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251

Segment sales disaggregated by customer for the quarters ended March 31, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$1,051	$1,174	$2,812	$2,297	$4	$7,338	$1,222	$1,262	$2,900	$2,357	$7	$7,748
Foreign military sales through the U.S. government	54	197	160	765	—	1,176	40	242	208	805	—	1,295
Foreign government direct commercial sales	251	103	204	401	—	959	245	139	229	567	—	1,180
Commercial aerospace and other commercial	3,109	3,055	77	2	—	6,243	2,531	2,387	108	1	1	5,028
Consolidated net sales	4,465	4,529	3,253	3,465	4	15,716	4,038	4,030	3,445	3,730	8	15,251
Inter-segment sales	359	—	319	62	(740)	—	332	—	320	63	(715)	—
Business segment sales	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$3,482	$2,633	$2,604	$3,139	$4	$11,862	$3,182	$2,423	$2,676	$3,375	$8	$11,664
Services	983	1,896	649	326	—	3,854	856	1,607	769	355	—	3,587
Consolidated net sales	4,465	4,529	3,253	3,465	4	15,716	4,038	4,030	3,445	3,730	8	15,251
Inter-segment sales	359	—	319	62	(740)	—	332	—	320	63	(715)	—
Business segment sales	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716	$4,370	$4,030	$3,765	$3,793	$(707)	$15,251
RIS and RMD segment sales disaggregated by contract type for the quarters ended March 31, 2022 and 2021 are as follows:

	2022		2021
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,340	$2,075	$1,471	$2,251
Cost-type	1,913	1,390	1,974	1,479
Consolidated net sales	3,253	3,465	3,445	3,730
Inter-segment sales	319	62	320	63
Business segment sales	$3,572	$3,527	$3,765	$3,793

Note 18: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $154 billion as of March 31, 2022. In the quarter ended March 31, 2022, we reversed approximately $1.3 billion of RPO related to our sales contracts in Russia due to global sanctions on and export controls with respect to Russia, as further discussed in “Note 1: Basis of Presentation.” Of the total RPO as of March 31, 2022, we expect approximately 30% will be recognized as sales over the next 12 months. Approximately 40% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 15 years.
Note 19: Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to apply the guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2022, we elected to early adopt the requirements of the new standard on a prospective basis. The adoption of the standard did not have an impact on our financial position, results of operations or liquidity.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make specific annual disclosures about transactions with a government. The new standard is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of the standard, but we do not expect it to have a material impact on our disclosures.
Other new pronouncements issued but not effective until after March 31, 2022 are not expected to have a material impact on our financial condition, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters ended March 31, 2022 and 2021, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 26, 2022, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2022

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
We operate in four principal business segments: Collins Aerospace Systems (Collins), Pratt & Whitney, Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD). Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean Raytheon Technologies Corporation and its subsidiaries.
The current status of significant factors affecting our business environment in 2022 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2021 Annual Report on Form 10-K.
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
Collins and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles and the general economic health of airline carriers are key barometers for our commercial aerospace operations. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Many of our aerospace operations’ customers are covered under long-term aftermarket service agreements at both Collins and Pratt & Whitney, which are inclusive of both spare parts and services.
RIS, RMD, and the defense operations of Collins and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities and the global political environment.
Impact of the COVID-19 Pandemic
The coronavirus disease 2019 (COVID-19) pandemic continues to negatively affect the global economy, our business and operations, supply chains, and the industries in which we operate. However, we continue to see indications that commercial air travel is recovering in certain areas of demand. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to when commercial air traffic capacity will fully return to and/or exceed pre-COVID-19 levels. Our expectations regarding the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, labor costs, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government has imposed broad economic sanctions and export controls targeting key industries, entities and individuals in Russia. These U.S. government measures, among other items, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to Russia, including broadened export controls specifically targeting Russia’s aerospace sector. Governments of various other jurisdictions in which we operate, including Canada, the United Kingdom, the European Union and others, have implemented similar measures. These sanctions and export controls, as well as responses from Russia, have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers; however, we do not believe this matter will have a material adverse effect on our financial results. In the quarter ended March 31, 2022, we reversed $1.3 billion of backlog, which would have been recognized over a span of approximately 10 years, and recorded certain impairment charges and increases to reserves related to operations at our Pratt & Whitney and Collins businesses, as discussed further in “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q.
In addition, in October 2020, the People’s Republic of China (China) announced that it may sanction Raytheon in connection with a possible Foreign Military Sale to Taiwan of six MS-110 Reconnaissance Pods and related equipment manufactured by Collins. Foreign Military Sales are government-to-government transactions that are initiated by, and carried out at the direction of, the U.S. government. Similarly, in February 2022, China announced that it plans to take countermeasures against RTC in connection with an approved Foreign Military Sale of Patriot missile system upgrade services to Taiwan. To date, the Chinese government has not imposed sanctions on RTC or indicated the nature or timing of any future potential sanctions or other countermeasures. If China were to impose sanctions or take other regulatory action against any RTC entity, our suppliers, affiliates or partners, it could potentially disrupt our business operations. The impact of potential sanctions or other actions by China cannot be determined at this time.
Also, in July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system. The U.S. has imposed, and may impose additional, sanctions on Turkey, as well as contractual restrictions on the use of Turkish sources on certain military programs, as a result of this or other political disputes. Turkish companies supply us with components, some of which are sole-sourced, primarily in our aerospace operations for commercial and military engines and aerospace products. Depending upon the scope and timing of U.S. sanctions or contractual prohibitions on Turkey and potential reciprocal actions, if any, such sanctions or actions could impact our sources of supply and could have a material adverse effect on our results of operations, cash flows or financial condition.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of March 31, 2022, our Contract liabilities include approximately $420 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
See Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2021 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2022.
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
We provide the organic change in Net sales and Cost of sales for our consolidated results of operations as well as the organic change in Net sales and Operating profit for our segments. We believe that these non-Generally Accepted Accounting Principles (non-GAAP) measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change in Net sales, Cost of sales and Operating profit excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-recurring and non-operational items (“Other”). Additionally, the organic change in Cost of sales and Operating profit excludes restructuring costs, the FAS/CAS operating adjustment and costs related to certain acquisition accounting adjustments. Restructuring costs generally arise from severance related to workforce reductions and facility exit costs. Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant and equipment fair value adjustment acquired through acquisitions and the amortization of customer contractual obligations related to loss making or below market contracts acquired.
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net Sales	$15,716	$15,251
The factors contributing to the total change year-over-year in total net sales for the quarter ended March 31, 2022 are as follows:

(dollars in millions)	Quarter Ended March 31, 2022
Organic(1)	$664
Acquisitions and divestitures, net	(168)
Other	(31)
Total change	$465
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
Net sales increased $664 million organically in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to higher organic sales of $0.5 billion at Pratt & Whitney and $0.5 billion at Collins, partially offset by lower organic sales of $0.3 billion at RMD. The $168 million decrease in net sales related to Acquisitions and divestitures, net for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
See “Segment Review” below for further information by segment.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Net Sales
Products	$11,862	$11,664	75.5%	76.5%
Services	3,854	3,587	24.5%	23.5%
Total net sales	$15,716	$15,251	100%	100%
Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $198 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to increases in external products sales of $0.3 billion at Collins and $0.2 billion at Pratt & Whitney, partially offset by a decrease in external products sales of $0.2 billion at RMD.
Net services sales increased $267 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to increases in external services sales of $0.3 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external services sales of $0.1 billion at RIS.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Sales to the U.S. government(1)	$7,338	$7,748	46.7%	50.8%
Foreign military sales through the U.S. government	1,176	1,295	7.5%	8.5%
Foreign government direct commercial sales	959	1,180	6.1%	7.7%
Commercial aerospace and other commercial sales	6,243	5,028	39.7%	33.0%
Total net sales	$15,716	$15,251	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Total cost of sales	$12,560	$12,537
Percentage of net sales	79.9%	82.2%
The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2022 are as follows:

(dollars in millions)	Quarter Ended March 31, 2022
Organic(1)	$53
Acquisitions and divestitures, net	(143)
Restructuring	(20)
FAS/CAS operating adjustment	37
Acquisition accounting adjustments	(41)
Other	137
Total change	$23
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic increase in total cost of sales of $53 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily driven by the organic sales increases at Collins and Pratt & Whitney, partially offset by the organic sales decrease at RMD noted above.
The $143 million decrease in cost of sales related to Acquisitions and divestitures, net for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
The increase in other cost of sales of $137 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily driven by charges at Pratt & Whitney and Collins related to impairment of customer financing assets for products under lease, inventory reserves, purchase order obligations, and the impairment of contract fulfillment costs that are no longer recoverable, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Cost of sales
Products	$9,820	$9,974	62.5%	65.4%
Services	2,740	2,563	17.4%	16.8%
Total cost of sales	$12,560	$12,537	79.9%	82.2%
Net products cost of sales decreased $154 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to a decrease at RIS and RMD, partially offset by an increase at Collins. The decrease at RIS was primarily driven by productivity improvements across numerous programs. The changes at RMD and Collins were related to the changes in products sales noted above.
Net services cost of sales increased $177 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to an increase in external services cost of sales at Pratt & Whitney driven by the services sales increase noted above.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Company-funded	$635	$589
Percentage of net sales	4.0%	3.9%
Customer-funded (1)	$1,086	$1,132
Percentage of net sales	6.9%	7.4%
(1)    Included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company-funded research and development as a percentage of net sales for the quarter ended March 31, 2022 was relatively consistent with the quarter ended March 31, 2021, with the increase principally driven by an increase in research and development spending at Pratt & Whitney.
The decrease in customer-funded research and development of $46 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily driven by lower expenses on various military programs at Collins and Pratt and Whitney, partially offset by higher expenses at RMD primarily driven by the Next Generation Interceptor (NGI) program awarded in the second quarter of 2021.
Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Selling, general and administrative expenses	$1,469	$1,220
Percentage of net sales	9.3%	8.0%
Selling, general and administrative expenses increased $249 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily driven by higher expenses of $0.2 billion at Collins and Pratt & Whitney principally driven by $71 million of charges related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia, and higher employee-related costs. Also included in the increase was higher Corporate selling, general and administrative expenses driven by higher restructuring costs of $34 million and unallocated state taxes of $30 million related to the impact of capitalization of research or experimental expenditures for tax-purposes. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Other income, net	$28	$108
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and nonrecurring items. The decrease in Other income, net of $80 million for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021 was primarily due to the absence of prior year foreign government wage subsidies related to COVID-19 at Pratt & Whitney of $29 million, and a loss resulting from the exit of our investment in a Russia-based joint venture at Collins in the quarter ended March 31, 2022.

Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Operating profit	$1,080	$1,013
Operating profit margin	6.9%	6.6%
The increase in Operating profit of $67 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily driven by the operating performance at our segments as described below in the individual segment results.
Non-service Pension Income

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Non-service pension income	$(480)	$(491)
The change in Non-service pension income of $11 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to an increase in the discount rate, partially offset by prior years’ pension asset returns exceeding our expected return on assets (EROA) assumption.
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Interest expense	$322	$342
Interest income	(31)	(11)
Other non-operating expense (income)(1)	27	15
Interest expense, net	$318	$346
Average interest expense rate	4.0%	4.1%
(1)    Primarily consists of the unrealized gains or losses on marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans.
The decrease in interest expense, net of $28 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to repayments of higher interest rate long-term debt during 2021, partially offset by debt issuances with lower interest rates during 2021, and adjustments of certain tax-related interest reserves in the quarter ended March 31, 2022.
Income Taxes

	Quarter Ended March 31,
	2022	2021
Effective income tax rate	9.3%	29.8%
The effective tax rate in the quarter ended March 31, 2022 includes a benefit of 5 percentage points primarily related to an incremental Foreign Derived Intangible Income (FDII) benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. The effective tax rate for the quarter ended March 31, 2021 includes tax charges incremental to the U.S. statutory rate of $148 million associated with the sale of the Forcepoint business, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q. Subsequently, in the fourth quarter of 2021, we recognized an incremental $104 million tax benefit due to the revaluation of that Forcepoint tax benefit as a result of completing the divestiture of RIS’s global training and services business.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Net income from continuing operations attributable to common shareowners	$1,103	$772
Diluted earnings per share from continuing operations	$0.74	$0.51
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2022 includes the following:

•acquisition accounting adjustments of $379 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.25; and
•impairment charges and reserve adjustments related to the global sanctions on and export controls with respect to Russia of $210 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.14.
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2021 includes the following:
•acquisition accounting adjustments of $398 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.26; and
•tax expense of $148 million related to the sale of our Forcepoint business, which had an unfavorable impact on diluted EPS from continuing operations of $0.10.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Net income attributable to common shareowners	$1,084	$753
Diluted earnings per share from operations	$0.72	$0.50
The increase in net income attributable to common shareowners and diluted earnings per share from operations for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily driven by the increase in continuing operations, as discussed above in Net Income from Continuing Operations Attributable to Common Shareowners.
SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS and RMD. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment and certain corporate expenses, as further discussed below.
Given the nature of our business, we believe that total net sales and operating profit (and the related operating profit margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, as described below.
We provide the organic change in Net sales and Operating profit for our segments as discussed above in “Results of Operations”. We believe that these non-GAAP measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. For Pratt & Whitney only, Other also includes the transactional impact of foreign exchange hedging at Pratt & Whitney Canada due to its significance to Pratt & Whitney’s overall operating results.
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Collins Aerospace Systems	$4,824	$4,370
Pratt & Whitney	4,529	4,030
Raytheon Intelligence & Space	3,572	3,765
Raytheon Missiles & Defense	3,527	3,793
Total segment	16,452	15,958
Eliminations and other	(736)	(707)
Consolidated	$15,716	$15,251

Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Collins Aerospace Systems	$440	$314
Pratt & Whitney	151	20
Raytheon Intelligence & Space	378	388
Raytheon Missiles & Defense	387	496
Total segment	1,356	1,218
Eliminations and other	(34)	(31)
Corporate expenses and other unallocated items	(136)	(81)
FAS/CAS operating adjustment	378	423
Acquisition accounting adjustments	(484)	(516)
Consolidated	$1,080	$1,013
Included in segment operating profit are Estimate at Completion (EAC) adjustments, which relate to changes in operating profit and margin due to revisions to total estimated revenues and costs at completion. These changes may reflect improved or deteriorated operating performance, as well as changes in facts and assumptions related to contract options, contract modifications, incentive and award fees associated with program performance, customer activity levels, and other customer-directed changes. For a full description of our EAC process, refer to “Note 4: Changes in Contract Estimates at Completion” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and given the types and complexity of the assumptions and estimates we must make on an on-going basis and the nature of the work required to perform under our contracts, we have both favorable and unfavorable EAC adjustments in the ordinary course.
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Gross favorable	$374	$312
Gross unfavorable	(338)	(300)
Total net EAC adjustments	$36	$12
The change in net EAC adjustments of $24 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to a favorable change in net EAC adjustments of $58 million at Collins, partially offset by an unfavorable change in net EAC adjustments of $42 million at RMD, both spread across numerous individual programs with no individual or common significant driver.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Defense Bookings. Total backlog was approximately $154 billion and $156 billion as of March 31, 2022 and December 31, 2021, respectively, which includes defense backlog of $62 billion and $63 billion as of March 31, 2022 and December 31, 2021, respectively. In the quarter ended March 31, 2022, we reversed $1.3 billion of backlog at our Pratt & Whitney and Collins businesses, as discussed further in “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $8 billion and $9 billion for the quarters ended March 31, 2022 and 2021, respectively.
Defense bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: the desired capability by the customer and urgency of customer needs, customer budgets and other fiscal constraints, political and economic and other environmental factors, the timing of customer negotiations, and the timing of governmental approvals and notifications. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis.

Collins Aerospace Systems

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Net Sales	$4,824	$4,370	10%
Operating Profit	440	314	40%
Operating Profit Margins	9.1%	7.2%
Quarter Ended March 31, 2022 Compared with Quarter Ended March 31, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$474	$3	$—	$(23)	$454
Operating Profit	248	(4)	15	(133)	126
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.5 billion in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily relates to higher commercial aerospace aftermarket sales of $0.5 billion, including increases across all aftermarket sales channels, primarily due to an increase in flight hours and aircraft fleet utilization as commercial aerospace continues to recover from the unfavorable economic environment principally driven by the COVID-19 pandemic. The increase also includes higher commercial aerospace OEM sales of $0.2 billion primarily due to narrow-body growth. These increases were partially offset by lower military sales of $0.2 billion in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 primarily due to supply chain constraints and lower F-35 volume.
The organic profit increase of $0.2 billion in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to higher commercial aerospace operating profit of $0.4 billion principally driven by the higher commercial aerospace aftermarket sales discussed above. This increase in commercial aerospace operating profit was partially offset by lower military operating profit of $0.1 billion principally driven by the lower military sales volume discussed above, and higher selling, general and administrative expenses of $0.1 billion primarily due to higher employee-related costs.
The decrease in Other operating profits of $133 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to $141 million of pretax charges related to increased estimates for credit losses, inventory reserves, recognition of purchase order obligations and a loss resulting from the exit of our investment in a Russia-based joint venture, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Net Sales	$4,529	$4,030	12%
Operating Profit	151	20	655%
Operating Profit Margins	3.3%	0.5%
Quarter Ended March 31, 2022 Compared with Quarter Ended March 31, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$507	$—	$—	$(8)	$499
Operating Profit	269	—	18	(156)	131
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.5 billion in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 reflects higher commercial aftermarket sales of $0.6 billion primarily due to an increase in shop visits and related spare part sales as commercial aerospace continues to recover from the unfavorable economic environment principally driven by the COVID-19 pandemic. The increase also includes higher commercial OEM sales of $0.1 billion primarily driven by favorable mix on large commercial engine shipments. These increases were partially offset by lower military sales of $0.2 billion primarily due to lower sales on F-135 production due to the timing of awards and lower volume, partially offset by higher F-135 sustainment volume.
The organic profit increase of $0.3 billion in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily driven by higher commercial aerospace operating profit of $0.5 billion principally due to the aftermarket sales volume increase discussed above, favorable OEM mix, and higher Pratt & Whitney Canada OEM volume. This increase was partially offset by an increase in selling, general and administrative expenses and research and development costs of $0.1 billion combined and slightly lower military operating profit principally due to the military sales volume decrease discussed above. The change in organic operating profit was also affected by the absence of prior year foreign government wage subsidies related to COVID-19 of $29 million.
The decrease in Other operating profits of $156 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to $155 million of pretax charges related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended March 31, 2022 Pratt & Whitney booked $251 million for tanker production Lots 7 and 8.
Raytheon Intelligence & Space

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Net Sales	$3,572	$3,765	(5)%
Operating Profit	378	388	(3)%
Operating Profit Margins	10.6%	10.3%
Bookings	$2,592	$3,726	(30)%
Quarter Ended March 31, 2022 Compared with Quarter Ended March 31, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(17)	$(171)	$(5)	$(193)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$(1)	$16	$(28)	$3	$(10)
Organic sales in the quarter ended March 31, 2022 were relatively consistent with the quarter ended March 31, 2021. Included in the organic change in sales were lower command and control and communications sales of $0.1 billion primarily driven by a planned decrease in production volumes on certain tactical communications systems programs and slightly lower sensing and effects sales, nearly offset by an increase in cyber, training and services sales on certain classified cyber programs.
The decrease in operating profit of $10 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily due to acquisition / divestitures, net described below, which was partially offset by the net favorable change in EAC adjustments of $16 million, which was spread across numerous programs. The increase in operating profit margins in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily due to the net favorable change in EAC adjustments, partially offset by the impact of acquisitions / divestitures, net.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of the global training and services business in the fourth quarter of 2021.
Backlog and Bookings– Backlog was $17 billion at March 31, 2022 and $18 billion at December 31, 2021. In the quarter ended March 31, 2022, RIS booked $1.1 billion on a number of classified contracts and $311 million on the Next-Generation Overhead Persistent Infrared (Next-Gen OPIR) GEO missile warning and defense contract for the U.S. Space Force.

Raytheon Missiles & Defense

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Net Sales	$3,527	$3,793	(7)%
Operating Profit	387	496	(22)%
Operating Profit Margins	11.0%	13.1%
Bookings	$4,100	$2,532	62%
Quarter Ended March 31, 2022 Compared with Quarter Ended March 31, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(260)	$—	$(6)	$(266)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$(24)	$(42)	$—	$(43)	$(109)
The organic sales decrease of $260 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to lower net sales of $0.2 billion on our Land Warfare and Air Defense programs, primarily driven by lower material receipts as a result of supply chain constraints and planned decreases in production on certain programs. Also included in the decrease in organic sales were lower net sales of $85 million on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program and higher net sales of $80 million on the NGI program.
The decrease in operating profit of $109 million and the related decrease in operating margin in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily due to the change in mix and other performance of $43 million primarily driven by the lower sales on the Land Warfare and Air Defense programs discussed above, and a net unfavorable change in EAC adjustments of $42 million, which was spread across numerous programs with no individual or common significant driver.
Backlog and Bookings– Backlog was $29 billion at both March 31, 2022 and December 31, 2021. In the quarter ended March 31, 2022, RMD booked $1.2 billion on a number of classified contracts, including a strategic competitive award. RMD also booked $651 million for the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $384 million for Excalibur Rapid Demonstration Phase 2 for the U.S. Army, $219 million for Air Intercept Missile (AIM-9X) Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers and $218 million to provide Patriot engineering support services for the U.S. Army and international customers.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments. Corporate expenses and other unallocated items consists of costs and certain other unallowable corporate costs not considered part of management’s evaluation of reportable segment operating performance including restructuring costs related to the Raytheon merger, net costs associated with corporate research and development, including the Lower Tier Air and Missile Defense Sensor (LTAMDS) program and certain reserves.

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2022	2021	2022	2021
Eliminations and other	$(736)	$(707)	$(34)	$(31)
Corporate expenses and other unallocated items	—	—	(136)	(81)
The increase in eliminations and other sales of $29 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the quarter ended March 31, 2022 was relatively consistent with the quarter ended March 31, 2021.

The increase in Corporate expenses and other unallocated items of $55 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily due to higher restructuring costs of $34 million and unallocated state taxes of $30 million related to the impact of capitalization of research or experimental expenditures for tax-purposes.
FAS/CAS operating adjustment
We present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. Generally Accepted Accounting Principles (GAAP) and our pension and postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS) primarily related to our RIS and RMD segments. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time, we generally expect to recover the related RIS and RMD pension and PRB liabilities through the pricing of our products and services to the U.S. government. Collins and Pratt & Whitney generally record pension and PRB expense on a FAS basis.
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
FAS service cost (expense)	$(91)	$(101)
CAS expense	469	524
FAS/CAS operating adjustment	$378	$423
The change in our FAS/CAS operating adjustment of $45 million in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 was driven by a $55 million decrease in CAS expense, partially offset by a $10 million decrease in FAS service cost. The decrease in CAS expense was primarily due to an increase in applicable discount rates as a result of U.S. qualified pension plan funding relief included in the American Rescue Plan Act of 2021 (ARPA).
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
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Amortization of acquired intangibles	$(477)	$(587)
Amortization of property, plant and equipment fair value adjustment	(32)	(19)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	25	90
Acquisition accounting adjustments	$(484)	$(516)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Collins Aerospace Systems	$(206)	$(149)
Pratt & Whitney	(57)	(22)
Raytheon Intelligence & Space	(84)	(139)
Raytheon Missiles & Defense	(137)	(206)
Total segment	(484)	(516)
Eliminations and other	—	—
Acquisition accounting adjustments	$(484)	$(516)
The change in the Acquisition accounting adjustments of $32 million for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, was primarily driven by a decrease in RIS and RMD intangibles amortization related to the

Raytheon merger in 2020, partially offset by the absence of $47 million of amortization of customer contractual obligations due to the accelerated liquidation of a below-market contract reserve at Collins driven by the termination of a customer contract recognized in the quarter ended March 31, 2021.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$6,040	$7,832
Total debt	31,472	31,485
Total equity	73,986	74,664
Total capitalization (total debt plus total equity)	105,458	106,149
Total debt to total capitalization	30%	30%
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
At March 31, 2022, we had cash and cash equivalents of $6.0 billion, of which approximately 42% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes have original maturities of not more than 90 days from the date of issuance. As of March 31, 2022, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper outstanding at March 31, 2022.
As of March 31, 2022, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in May 2022 and is expected to be renewed in the second quarter of 2022. As of March 31, 2022, there were no borrowings outstanding under these agreements.
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

Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net cash flows provided by operating activities from continuing operations	$476	$723
Cash generated by operating activities from continuing operations in the quarter ended March 31, 2022 was $0.2 billion lower than the same period in 2021, primarily driven by an unfavorable change in inventory primarily due to current year increases to support anticipated sales volume growth at Pratt & Whitney and Collins, partially offset by a favorable change in accounts receivable primarily driven by the timing of engine deliveries and related billings at Pratt & Whitney. The remaining favorable change in accounts receivable was primarily driven by collaborator receivables at Pratt & Whitney, which was mostly offset with an unfavorable change in accounts payable and accrued liabilities primarily driven by collaborator payables. In addition, current year working capital also reflects a $0.5 billion increase in accounts payable and accrued liabilities related to a non-cash charge to income tax expense driven by the capitalization of research and experimental expenditures for tax purposes, as discussed further below. Net income after adjusting for this non-cash charge, as well as adjustments for depreciation and amortization, deferred income tax (benefit) provision, stock compensation costs, and net periodic pension and other postretirement benefit was consistent with the prior year.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $0.5 billion in cash provided by operating activities during the quarter ended March 31, 2022, compared to an increase in cash flows provided by operating activities of approximately $0.6 billion during the quarter ended March 31, 2021. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
We made net tax payments of $133 million and $113 million in the quarters ended March 31, 2022 and 2021, respectively. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. If this provision is not deferred, our full year 2022 tax payments are expected to increase by an estimated $2 billion, which has a significant impact on our tax payable and deferred tax balances. The increased payments will begin later in 2022.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net cash flows (used in) provided by investing activities from continuing operations	$(518)	$582
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.1 billion change in cash flows (used in) provided by investing activities from continuing operations in the quarter ended March 31, 2022 compared to March 31, 2021 primarily relates to the absence of the prior year sale of our Forcepoint business described below.
Capital expenditures in the quarter ended March 31, 2022 increased by $52 million from the quarter ended March 31, 2021 primarily due to investments in production facilities at Pratt & Whitney.
Dispositions of businesses in the quarter ended March 31, 2021 were $1.0 billion primarily related to the sale of our Forcepoint business. For additional detail, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
Customer financing assets payments, net were $19 million and $81 million in quarters ended March 31, 2022 and 2021, respectively, and include purchases and sales of engines in our leased asset pool as well as customer financing. The decrease in customer financing assets payments, net was primarily due to the absence of a prior year sale and leaseback transaction for the sale of equipment.
During the quarters ended March 31, 2022 and 2021, we increased our collaboration intangible assets by $50 million and $32 million, respectively, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE).
As discussed in “Note 11: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. During the quarters ended March 31, 2022 and 2021, we had net cash payments of $33 million and receipts of $49 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2022	2021
Net cash flows used in financing activities from continuing operations	$(1,745)	$(1,544)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing activities were a cash outflow of $1.7 billion in the quarter ended March 31, 2022 compared to a cash outflow of $1.5 billion in the quarter ended March 31, 2021. This change was driven by an increase in share repurchases of $0.4 billion and an increase in taxes paid on employee stock awards of $0.1 billion, partially offset by the absence of the prior year repayment of long-term debt of $0.3 billion.
Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments.
At March 31, 2022, management had remaining authority to repurchase approximately $5.2 billion of our common stock under the December 7, 2021 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Quarter Ended March 31,
(dollars in millions; shares in thousands)	2022		2021
	$	Shares	$	Shares
Shares of Common Stock repurchased (1)	$743	7,758	$375	5,197
(1) Relates to share repurchases that were settled in cash during the period.
Our Board of Directors authorized the following cash dividends:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Dividends paid per share of Common Stock	$0.510	$0.475
Total dividends paid	$745	$705
On April 25, 2022, the Board of Directors declared a dividend of $0.55 per share payable June 16, 2022 to shareowners of record at the close of business on May 20, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2022. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2021 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, costs savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, including related to financial market conditions, fluctuations in commodity prices, inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks;
•risks associated with U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration or the allocation of funds to governmental responses to the coronavirus disease 2019 (COVID-19) pandemic, a continuing resolution, a government shutdown, or otherwise, and uncertain funding of programs;
•challenges in the development, production, delivery, and support of Raytheon Technologies Corporation (RTC) advanced technologies and new products and services, as well as the challenges of operating in RTC’s highly-competitive industries;
•the effect of and risks relating to COVID-19 on RTC’s business, supply chain, operations and the industries in which it operates, including the decrease in global air travel, and the timing and extent of the recovery from COVID-19;
•risks relating to RTC international operations from, among other things, changes in trade policies and implementation of sanctions, foreign currency fluctuations, economic conditions, political factors, sales methods, and U.S. or local government regulations;
•the condition of the aerospace industry;
•risks relating to RTC’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, delays and disruptions in the delivery of materials and services to RTC or its suppliers and price increases;
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
•risks relating to the integration of the legacy businesses of United Technologies Corporation (UTC) and Raytheon Company in connection with the Raytheon merger, and the realization of the anticipated benefits of those transactions;
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
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Results of Operations,” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” and “Governmental Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding material legal proceedings.
Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2021 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. in our 2021 Annual Report on Form 10-K (2021 Form 10-K). There have been no material changes from the factors disclosed in our 2021 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2022.

2022	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	1,217	$88.49	1,217	$5,852
February 1 - February 28	3,196	94.87	3,196	5,549
March 1 - March 31	3,470	99.46	3,470	5,204
Total	7,883	$95.91	7,883
On December 7, 2021, our Board of Directors authorized a share repurchase program for up to $6 billion of our common stock, replacing the previous program announced on December 7, 2020. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2022.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1
Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2021).*

10.2
Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2021).*

10.3
Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2021).*

10.4
Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated (referred to in Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2021).*

10.5	Raytheon Technologies Corporation Executive Severance Plan, effective April 4, 2022.*

10.6	Consulting Agreement, dated as of April 1, 2022, by and between Raytheon Technologies Corporation and Michael R. Dumais.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the quarters ended March 31, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the quarters ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 26, 2022	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 26, 2022	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)