Form 10-Q
period 2022-06-30
RAYTHEON TECHNOLOGIES CORP
filed 2022-07-26
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-00812
____________________________________
RAYTHEON TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	06-0570975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Wilson Boulevard,	Arlington,	Virginia	22209
(Address of principal executive offices)			(Zip Code)

(781)	522-3000
(Registrant’s telephone number, including area code)

870 Winter Street,	Waltham,	Massachusetts	02451
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	RTX	New York Stock Exchange
(CUSIP 75513E 101)
2.150% Notes due 2030	RTX 30	New York Stock Exchange
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
At June 30, 2022 there were 1,476,514,046 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Net Sales:
Products sales	$12,258	$12,179	$24,120	$23,843
Services sales	4,056	3,701	7,910	7,288
Total Net Sales	16,314	15,880	32,030	31,131
Costs and Expenses:
Cost of sales - products	10,040	9,997	19,860	19,971
Cost of sales - services	2,816	2,658	5,556	5,221
Research and development	698	657	1,333	1,246
Selling, general and administrative	1,424	1,368	2,893	2,588
Total Costs and Expenses	14,978	14,680	29,642	29,026
Other income, net	17	82	45	190
Operating profit	1,353	1,282	2,433	2,295
Non-operating expense (income), net
Non-service pension income	(474)	(490)	(954)	(981)
Interest expense, net	329	342	647	688
Total non-operating expense (income), net	(145)	(148)	(307)	(293)
Income from continuing operations before income taxes	1,498	1,430	2,740	2,588
Income tax expense	160	342	276	687
Net income from continuing operations	1,338	1,088	2,464	1,901
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	34	48	57	89
Income from continuing operations attributable to common shareowners	1,304	1,040	2,407	1,812
Loss from discontinued operations attributable to common shareowners	—	(8)	(19)	(27)
Net income attributable to common shareowners	$1,304	$1,032	$2,388	$1,785

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.88	$0.69	$1.62	$1.20
Loss from discontinued operations	—	—	(0.01)	(0.02)
Net income attributable to common shareowners	$0.88	$0.69	$1.61	$1.18
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.88	$0.69	$1.61	$1.20
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net income attributable to common shareowners	$0.88	$0.68	$1.60	$1.18
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net income from continuing and discontinued operations	$1,338	$1,080	$2,445	$1,874
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(708)	258	(948)	82
Pension and postretirement benefit plans adjustments	47	50	68	104
Change in unrealized cash flow hedging	(182)	88	(145)	28
Other comprehensive income (loss), before tax	(843)	396	(1,025)	214
Income tax (expense) benefit related to items of other comprehensive income (loss)	27	(30)	9	(35)
Other comprehensive income (loss), net of tax	(816)	366	(1,016)	179
Comprehensive income	522	1,446	1,429	2,053
Less: Comprehensive income attributable to noncontrolling interest	34	48	57	89
Comprehensive income attributable to common shareowners	$488	$1,398	$1,372	$1,964
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$4,767	$7,832
Accounts receivable, net	10,394	9,661
Contract assets	11,836	11,361
Inventory, net	10,142	9,178
Other assets, current	4,323	4,018
Total Current Assets	41,462	42,050
Customer financing assets	2,675	2,848
Fixed assets	27,990	27,637
Accumulated depreciation	(13,249)	(12,665)
Fixed assets, net	14,741	14,972
Operating lease right-of-use assets	1,866	1,958
Goodwill	53,806	54,436
Intangible assets, net	37,562	38,516
Other assets	6,905	6,624
Total Assets	$159,017	$161,404
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$113	$134
Accounts payable	9,732	8,751
Accrued employee compensation	2,028	2,658
Other accrued liabilities	12,459	10,162
Contract liabilities	13,430	13,720
Long-term debt currently due	26	24
Total Current Liabilities	37,788	35,449
Long-term debt	31,274	31,327
Operating lease liabilities, non-current	1,593	1,657
Future pension and postretirement benefit obligations	7,543	7,855
Other long-term liabilities	8,791	10,417
Total Liabilities	86,989	86,705
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	38	35
Shareowners’ Equity:
Common Stock	37,673	37,483
Treasury Stock	(14,539)	(12,727)
Retained earnings	50,271	50,265
Unearned ESOP shares	(33)	(38)
Accumulated other comprehensive loss	(2,931)	(1,915)
Total Shareowners’ Equity	70,441	73,068
Noncontrolling interest	1,549	1,596
Total Equity	71,990	74,664
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$159,017	$161,404
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Operating Activities:
Net income from continuing operations	$2,464	$1,901
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	2,013	2,255
Deferred income tax (benefit) provision	(1,147)	175
Stock compensation cost	212	227
Net periodic pension and other postretirement income	(714)	(715)
Change in:
Accounts receivable	(790)	293
Contract assets	(525)	(557)
Inventory	(1,033)	(133)
Other current assets	(353)	(258)
Accounts payable and accrued liabilities	2,109	(733)
Contract liabilities	(309)	(45)
Other operating activities, net	(165)	(361)
Net cash flows provided by operating activities from continuing operations	1,762	2,049
Investing Activities:
Capital expenditures	(918)	(747)
Investments in businesses	—	(6)
Dispositions of businesses, net of cash transferred (Note 2)	88	1,074
Customer financing assets payments, net	(7)	(102)
Increase in collaboration intangible assets	(91)	(60)
(Payments) receipts from settlements of derivative contracts, net	(151)	50
Other investing activities, net	(57)	30
Net cash flows (used in) provided by investing activities from continuing operations	(1,136)	239
Financing Activities:
Repayment of long-term debt	(2)	(307)
Change in short-term borrowings, net	(17)	(51)
Dividends paid on Common Stock	(1,543)	(1,461)
Repurchase of Common Stock	(1,779)	(1,007)
Net transfers to discontinued operations	—	(24)
Other financing activities, net	(286)	(269)
Net cash flows used in financing activities from continuing operations	(3,627)	(3,119)
Discontinued Operations:
Net cash used in operating activities	—	(24)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	24
Net cash used in discontinued operations	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	79
Net decrease in cash, cash equivalents and restricted cash	(3,021)	(752)
Cash, cash equivalents and restricted cash, beginning of period	7,853	8,832
Cash, cash equivalents and restricted cash, end of period	4,832	8,080
Less: Restricted cash, included in Other assets	65	29
Cash and cash equivalents, end of period	$4,767	$8,051
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2022	2021	2022	2021
Equity beginning balance	$73,986	$73,308	$74,664	$73,852
Common Stock
Beginning balance	37,504	36,997	37,483	36,930
Common Stock plans activity	169	186	203	253
Purchase of subsidiary shares from noncontrolling interest, net	—	—	(13)	—
Ending balance	37,673	37,183	37,673	37,183
Treasury Stock
Beginning balance	(13,483)	(10,780)	(12,727)	(10,407)
Common Stock repurchased	(1,056)	(645)	(1,812)	(1,020)
Other	—	1	—	3
Ending balance	(14,539)	(11,424)	(14,539)	(11,424)
Retained Earnings
Beginning balance	50,592	49,460	50,265	49,423
Net income	1,304	1,032	2,388	1,785
Dividends on Common Stock	(1,597)	(1,510)	(2,342)	(2,215)
Dividends on ESOP Common Stock	(27)	(26)	(40)	(37)
Other	(1)	(2)	—	(2)
Ending balance	50,271	48,954	50,271	48,954
Unearned ESOP Shares
Beginning balance	(36)	(46)	(38)	(49)
Common Stock plans activity	3	3	5	6
Ending balance	(33)	(43)	(33)	(43)
Accumulated Other Comprehensive Loss
Beginning balance	(2,115)	(3,921)	(1,915)	(3,734)
Other comprehensive income (loss), net of tax	(816)	366	(1,016)	179
Ending balance	(2,931)	(3,555)	(2,931)	(3,555)
Noncontrolling Interest
Beginning balance	1,524	1,598	1,596	1,689
Net Income	34	48	57	89
Less: Redeemable noncontrolling interest net income	(2)	(1)	(3)	(3)
Dividends attributable to noncontrolling interest	(11)	(39)	(75)	(169)
Purchase of subsidiary shares from noncontrolling interest, net	—	—	(19)	—
Disposition of noncontrolling interest, net	(2)	—	(13)	—
Capital contributions	6	—	6	—
Ending balance	1,549	1,606	1,549	1,606
Equity at June 30	$71,990	$72,721	$71,990	$72,721
Supplemental share information
Shares of Common Stock issued under employee plans, net	463	223	2,280	1,276
Shares of Common Stock repurchased	11,163	7,445	19,046	12,642
Dividends declared per share of Common Stock	$1.100	$1.020	$1.610	$1.495
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2022 and for the quarters and six months ended June 30, 2022 and 2021 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2021 Annual Report on Form 10-K.
Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2022 and June 30, 2021 with respect to RIS or RMD, we are referring to their July 3, 2022 and July 4, 2021 fiscal quarter ends, respectively.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean Raytheon Technologies Corporation and its subsidiaries.
Russia Sanctions. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities and individuals in the U.S. and other jurisdictions in which we operate. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers. As a result of these sanctions on Russia and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivables and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. Additionally, we reversed approximately $1.3 billion of remaining performance obligations (RPO) in the quarter ended March 31, 2022 related to our sales contracts in Russia at Pratt & Whitney and Collins. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners or customers.
COVID-19 Pandemic. The coronavirus disease 2019 (COVID-19) pandemic continues to negatively affect the global economy, our business and operations, supply chains, and the industries in which we operate. However, we continue to see that commercial air travel is recovering in certain areas of demand. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to when commercial air traffic capacity will fully return to and/or exceed pre-COVID-19 levels. Our expectations regarding the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets
During the six months ended June 30, 2022 and 2021, cash inflows related to dispositions were $88 million and $1.1 billion, respectively.
Our dispositions of businesses in the six months ended June 30, 2022, consisted of immaterial dispositions in our aerospace businesses.
Dispositions of businesses in the six months ended June 30, 2021 reflect the January 8, 2021 sale of our Forcepoint business, for proceeds of $1.1 billion, net of cash transferred. We did not recognize a pre-tax gain or loss within the Condensed Consolidated Statement of Operations related to the sale of Forcepoint.

Goodwill. Changes in our goodwill balances for the six months ended June 30, 2022 were as follows:

(dollars in millions)	Balance as of January 1, 2022	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2022
Collins Aerospace Systems	$31,384	$(36)	$(614)	$30,734
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space	9,813	23	(1)	9,835
Raytheon Missiles & Defense	11,659	—	(2)	11,657
Total Segments	54,419	(13)	(617)	53,789
Eliminations and other	17	—	—	17
Total	$54,436	$(13)	$(617)	$53,806
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2022		December 31, 2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,414	$(1,265)	$5,319	$(1,173)
Exclusivity assets	2,772	(324)	2,673	(318)
Developed technology and other	1,194	(506)	1,214	(466)
Customer relationships	29,798	(8,168)	29,982	(7,411)
	39,178	(10,263)	39,188	(9,368)
Unamortized:
Trademarks and other	8,647	—	8,696	—
Total	$47,825	$(10,263)	$47,884	$(9,368)
Amortization of intangible assets for the quarters and six months ended June 30, 2022 and 2021 were $467 million and $954 million and $602 million and $1,198 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2022 through 2027.

(dollars in millions)	Remaining 2022	2023	2024	2025	2026	2027
Amortization expense	$1,008	$2,096	$2,219	$2,101	$2,013	$1,860

Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to common shareowners:
Income from continuing operations	$1,304	$1,040	$2,407	$1,812
Loss from discontinued operations	—	(8)	(19)	(27)
Net income attributable to common shareowners	$1,304	$1,032	$2,388	$1,785
Basic weighted average number of shares outstanding	1,479.2	1,506.4	1,482.9	1,508.7
Stock awards and equity units (share equivalent)	10.4	7.1	10.8	5.0
Diluted weighted average number of shares outstanding	1,489.6	1,513.5	1,493.7	1,513.7
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.88	$0.69	$1.62	$1.20
Loss from discontinued operations	—	—	(0.01)	(0.02)
Net income attributable to common shareowners	$0.88	$0.69	$1.61	$1.18
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.88	$0.69	$1.61	$1.20
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net income attributable to common shareowners	$0.88	$0.68	$1.60	$1.18
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2022, the number of stock awards excluded from the computation was 3.4 million and 5.4 million, respectively. For the quarter and six months ended June 30, 2021, the number of stock awards excluded from the computation was 11.2 million and 19.0 million, respectively.
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
Changes in estimates of net sales, cost of sales and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of and changes to loss provisions for our contracts accounted for on a percentage of completion basis.

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Total Net Sales	$(19)	$73	$78	$125
Operating profit	(41)	27	(5)	39
Income from continuing operations attributable to common shareowners(1)	(32)	22	(4)	31
Diluted earnings per share from continuing operations attributable to common shareholders (1)	$(0.02)	$0.01	$—	$0.02
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2022	December 31, 2021
Accounts receivable	$10,897	$10,136
Allowance for expected credit losses	(503)	(475)
Total accounts receivable, net	$10,394	$9,661
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	June 30, 2022	December 31, 2021
Contract assets	$11,836	$11,361
Contract liabilities	(13,430)	(13,720)
Net contract liabilities	$(1,594)	$(2,359)
Contract assets increased $475 million during the six months ended June 30, 2022 primarily due to sales in excess of billings at RIS and Pratt & Whitney. Contract liabilities decreased $290 million during the six months ended June 30, 2022 compared to December 31, 2021 primarily due to revenue recognized on certain contracts with milestone and performance based payments at RMD. We recognized revenue of $1.2 billion and $3.0 billion during the quarter and six months ended June 30, 2022, related to contract liabilities as of January 1, 2022 and $1.0 billion and $2.7 billion during the quarter and six months ended June 30, 2021, related to contract liabilities as of January 1, 2021.
As of June 30, 2022, our Contract liabilities include approximately $380 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated. In addition, as of June 30, 2022, our Contract liabilities include advance payments, in immaterial amounts, received from Russian customers on contracts we are currently unable to perform on due to global sanctions on Russia and export controls. Depending on the contractual terms and as allowed by sanctions, certain of these advance payments may become refundable.
Contract assets include an allowance for credit losses of $318 million and $251 million as of June 30, 2022 and December 31, 2021, respectively.
Note 7: Inventory, net

(dollars in millions)	June 30, 2022	December 31, 2021
Raw materials	$3,210	$3,024
Work-in-process	3,628	3,085
Finished goods	3,304	3,069
Total inventory, net	$10,142	$9,178

Note 8: Borrowings and Lines of Credit
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes have original maturities of not more than 90 days from the date of issuance. As of June 30, 2022, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper outstanding at June 30, 2022 or December 31, 2021.
As of June 30, 2022, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which was renewed in May 2022 and expires in May 2023. As of June 30, 2022, there were no borrowings outstanding under these agreements.

We had no issuances of long-term debt during the six months ended June 30, 2022 and 2021.
We made the following repayments of long-term debt during the six months ended June 30, 2021:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
March 1, 2021	8.750% notes due 2021	$250
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2022	December 31, 2021
3.650% notes due 2023 (1)	$171	$171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	526	565
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850

3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
Other (including finance leases)	263	270
Total principal long-term debt	31,254	31,300
Other (fair value adjustments, (discounts)/premiums, and debt issuance costs)	46	51
Total long-term debt	31,300	31,351
Less: current portion	26	24
Long-term debt, net of current portion	$31,274	$31,327
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our Long-term debt at June 30, 2022 is approximately 15 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	18	14	30	21
PRB plans	4	4	9	4
Defined contribution plans	251	238	562	509
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2022	December 31, 2021
Noncurrent pension assets (included in Other assets)	$3,869	$3,214
Current pension and PRB liabilities (included in Accrued employee compensation)	309	310
Future pension and postretirement benefit obligations	7,543	7,855
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2022	December 31, 2021
Noncurrent pension liabilities	$6,596	$6,873
Noncurrent PRB liabilities	876	903
Other pension and PRB related items	71	79
Future pension and postretirement benefit obligations	$7,543	$7,855

The components of net periodic benefit (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended June 30,		PRB Quarter Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Operating expense
Service cost	$118	$131	$2	$2
Non-operating expense
Interest cost	380	313	7	6
Expected return on plan assets	(888)	(871)	(6)	(5)
Amortization of prior service credit	(41)	(42)	—	(1)
Recognized actuarial net loss (gain)	77	109	(3)	(2)
Net settlement, curtailment and special termination benefit (gain) loss	—	3	—	—
Non-service pension income	(472)	(488)	(2)	(2)
Total net periodic benefit (income) expense	$(354)	$(357)	$—	$—

	Pension Benefits Six Months Ended June 30,		PRB Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Operating expense
Service cost	$236	$262	$4	$4
Non-operating expense
Interest cost	762	625	14	12
Expected return on plan assets	(1,778)	(1,739)	(11)	(10)
Amortization of prior service credit	(83)	(84)	—	(2)
Recognized actuarial net loss (gain)	154	218	(6)	(4)
Net settlement, curtailment and special termination benefit (gain) loss	(6)	3	—	—
Non-service pension income	(951)	(977)	(3)	(4)
Total net periodic benefit (income) expense	$(715)	$(715)	$1	$—
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2022	December 31, 2021
Marketable securities held in trusts	$788	$965
Note 10: Income Taxes
Our effective tax rate was 10.7% and 23.9% in the quarters ended June 30, 2022 and 2021, respectively. The effective tax rate in the quarter ended June 30, 2022 includes a benefit of approximately 4 percentage points primarily related to an incremental Foreign Derived Intangible Income (FDII) benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. Tax expense in the quarter ended June 30, 2021 includes tax charges of $73 million incremental to the U.S. statutory rate associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% enacted in 2021 and effective in 2023.
Our effective tax rate was 10.1% and 26.5% in the six months ended June 30, 2022 and 2021, respectively. The effective tax rate in the six months ended June 30, 2022 includes a benefit of approximately 5 percentage points primarily related to an incremental FDII benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. Tax expense in the six months ended June 30, 2021 includes tax charges incremental to the U.S. statutory rate of $148 million associated with the sale of the Forcepoint business, as described in “Note 2: Acquisitions, Dispositions, Goodwill and

Intangible Assets,” and $73 million associated with the enactment of the U.K. corporate tax rate change discussed above. Subsequently, in the fourth quarter of 2021, we recognized an incremental $104 million tax benefit due to the revaluation of the Forcepoint tax benefit as a result of completing the divestiture of RIS’s global training and services business.
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
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $20 million to $400 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, the closure of tax statutes, or the issuance of legislation, regulatory or other guidance.
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
The Examination Division of the Internal Revenue Service (IRS) is currently auditing Raytheon Technologies tax years 2017 and 2018 and pre-merger Raytheon Company tax periods 2017, 2018 and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon merger. The audit of each of these tax years is expected to continue into 2023.
The Examination Division of the IRS is currently auditing pre-acquisition Rockwell Collins fiscal tax years 2016 and 2017. During the second quarter of 2022, the IRS added fiscal tax year 2018 to their review. The audit of 2016, 2017, and 2018 is projected to close during 2023.
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
The aggregate notional amount of our outstanding foreign currency hedges was $10.0 billion and $8.5 billion at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, all derivative contracts accounted for as cash flow hedges will mature by February 2030.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$44	$59
	Other accrued liabilities	344	202
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$14	$11
	Other accrued liabilities	23	11
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations in the quarters and six months ended June 30, 2022 and 2021 are presented in “Note 16:

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
As of June 30, 2022, we have €500 million of euro-denominated long-term debt outstanding, which qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Condensed Consolidated Statement of Operations.
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	June 30, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$788	$725	$63	$—
Derivative assets	58	—	58	—
Derivative liabilities	367	—	367	—

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$965	$890	$75	$—
Derivative assets	70	—	70	—
Derivative liabilities	213	—	213	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks.
As of June 30, 2022, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2022		December 31, 2021
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$198	$187	$195	$192
Long-term debt (excluding finance leases)	31,204	29,505	31,250	35,828
The following tables provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$187	$—	$187	$—
Long-term debt (excluding finance leases)	29,505	—	29,457	48

	December 31, 2021
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$192	$—	$192	$—
Long-term debt (excluding finance leases)	35,828	—	35,778	50
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

(dollars in millions)	June 30, 2022	December 31, 2021
Current assets	$8,130	$7,081
Noncurrent assets	795	825
Total assets	$8,925	$7,906
Current liabilities	$9,185	$7,965
Noncurrent liabilities	22	54
Total liabilities	$9,207	$8,019
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2028. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of June 30, 2022 and December 31, 2021, the following financial guarantees were outstanding:

	June 30, 2022		December 31, 2021
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$304	$—	$309	$3
Third party guarantees	486	1	511	5
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $140 million and $141 million at June 30, 2022 and December 31, 2021, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $110 million and $120 million at June 30, 2022 and December 31, 2021, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 15: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2022 and 2021 were as follows:

(dollars in millions)	2022	2021
Balance as of January 1	$1,157	$1,057
Warranties and performance guarantees issued	128	176
Settlements	(131)	(128)
Other	(11)	(3)
Balance as of June 30	$1,143	$1,102

Note 15: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition or liquidity. As of June 30, 2022 and December 31, 2021, we had $824 million and $834 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $15.4 billion and $15.6 billion as of June 30, 2022 and December 31, 2021, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by the customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral and the credit worthiness of the customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.4 billion as of June 30, 2022.

Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2022, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.7 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($773 million at June 30, 2022). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($124 million at June 30, 2022). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. Although the ASBCA decision may also be subject to further appellate review, we believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($86 million at June 30, 2022). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second claim. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the two claims are without legal basis and that any damages owed to the U.S. government for the two claims will not have a material adverse effect on our results of operations, financial condition or liquidity.
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
DOJ Grand Jury Investigation and Related Civil Litigation
The Company received a grand jury subpoena in late 2019, as part of a DOJ criminal investigation into purported agreements not to solicit or hire employees in violation of the federal antitrust laws. While the investigation has focused on alleged hiring restrictions between and among Pratt & Whitney and certain of its suppliers of outsourced engineering services, the subpoena also included requests regarding Collins. Since receipt of the subpoena, the Company has been cooperating with the DOJ investigation. On December 15, 2021, a criminal indictment was filed in the United States District Court for the District of Connecticut, against a former Pratt & Whitney employee and other employees of certain outsourced engineering suppliers charging each of them with one count of violating the federal antitrust laws. No current or former Collins employees were named in the indictment. We have been advised that the Company is a target of the DOJ investigation, and we continue to cooperate with the investigation. No criminal charge has been filed against the Company or its affiliates.
After the criminal charges against the individuals were filed, numerous civil class action antitrust lawsuits have been filed against Pratt & Whitney and other corporate and individual defendants in the United States District Court for the District of Connecticut. The allegations in each of the civil lawsuits track the factual assertions in the criminal indictment and generally allege that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs in each of the civil lawsuits seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011. Plaintiffs in each of the lawsuits seek treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. All of the lawsuits have been consolidated, and a single amended class action complaint was filed. We believe that the claims asserted lack merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition or liquidity.
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

Note 16: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2022 and 2021 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2022
Balance at March 31, 2022	$(194)	$(1,811)	$(110)	$(2,115)
Other comprehensive income (loss) before reclassifications, net	(708)	14	(199)	(893)
Amounts reclassified, pre-tax	—	33	17	50
Tax benefit (expense)	(6)	(8)	41	27
Balance at June 30, 2022	$(908)	$(1,772)	$(251)	$(2,931)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(950)	3	(168)	(1,115)
Amounts reclassified, pre-tax	2	65	23	90
Tax benefit (expense)	(9)	(12)	30	9
Balance at June 30, 2022	$(908)	$(1,772)	$(251)	$(2,931)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2021
Balance at March 31, 2021	$529	$(4,441)	$(9)	$(3,921)
Other comprehensive income (loss) before reclassifications, net	258	(14)	108	352
Amounts reclassified, pre-tax	—	64	(20)	44
Tax benefit (expense)	2	(11)	(21)	(30)
Balance at June 30, 2021	$789	$(4,402)	$58	$(3,555)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	82	(24)	62	120
Amounts reclassified, pre-tax	—	128	(34)	94
Tax benefit (expense)	(3)	(23)	(9)	(35)
Balance at June 30, 2021	$789	$(4,402)	$58	$(3,555)

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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended June 30, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2022	2021	2022	2021	2022	2021
Collins Aerospace Systems	$5,011	$4,545	$546	$506	10.9%	11.1%
Pratt & Whitney	4,969	4,280	302	112	6.1%	2.6%
Raytheon Intelligence & Space	3,570	3,805	315	415	8.8%	10.9%
Raytheon Missiles & Defense	3,558	3,985	348	532	9.8%	13.4%
Total segment	17,108	16,615	1,511	1,565	8.8%	9.4%
Eliminations and other(1)	(794)	(735)	(47)	(40)
Corporate expenses and other unallocated items (2)	—	—	(42)	(149)
FAS/CAS operating adjustment	—	—	379	425
Acquisition accounting adjustments	—	—	(448)	(519)
Consolidated	$16,314	$15,880	$1,353	$1,282	8.3%	8.1%
(1)    Includes the operating results of certain smaller non-reportable business segments.
(2)    Includes the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project.
Results for the six months ended June 30, 2022 and 2021 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2022	2021	2022	2021	2022	2021
Collins Aerospace Systems	$9,835	$8,915	$986	$820	10.0%	9.2%
Pratt & Whitney	9,498	8,310	453	132	4.8%	1.6%
Raytheon Intelligence & Space	7,142	7,570	693	803	9.7%	10.6%
Raytheon Missiles & Defense	7,085	7,778	735	1,028	10.4%	13.2%
Total segment	33,560	32,573	2,867	2,783	8.5%	8.5%
Eliminations and other (1)	(1,530)	(1,442)	(81)	(71)
Corporate expenses and other unallocated items (2)	—	—	(178)	(230)
FAS/CAS operating adjustment	—	—	757	848
Acquisition accounting adjustments	—	—	(932)	(1,035)
Consolidated	$32,030	$31,131	$2,433	$2,295	7.6%	7.4%
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

Segment sales disaggregated by geographic region for the quarters ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,458	$2,562	$2,852	$2,313	$—	$10,185	$2,323	$2,139	$3,020	$2,385	$4	$9,871
Europe	1,270	1,057	103	248	—	2,678	1,062	807	118	325	4	2,316
Asia Pacific	455	825	190	338	—	1,808	470	971	205	356	—	2,002
Middle East and North Africa	119	112	62	576	—	869	115	85	132	835	—	1,167
Canada and All Other	305	413	38	18	—	774	203	278	26	17	—	524
Consolidated net sales	4,607	4,969	3,245	3,493	—	16,314	4,173	4,280	3,501	3,918	8	15,880
Inter-segment sales	404	—	325	65	(794)	—	372	—	304	67	(743)	—
Business segment sales	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880
Segment sales disaggregated by geographic region for the six months ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$4,707	$4,874	$5,718	$4,612	$4	$19,915	$4,565	$4,298	$5,985	$4,742	$11	$19,601
Europe	2,584	1,936	210	520	—	5,250	2,141	1,433	232	652	5	4,463
Asia Pacific	952	1,698	353	662	—	3,665	875	1,764	409	726	—	3,774
Middle East and North Africa	231	190	143	1,134	—	1,698	210	189	265	1,495	—	2,159
Canada and All Other	598	800	74	30	—	1,502	420	626	55	33	—	1,134
Consolidated net sales	9,072	9,498	6,498	6,958	4	32,030	8,211	8,310	6,946	7,648	16	31,131
Inter-segment sales	763	—	644	127	(1,534)	—	704	—	624	130	(1,458)	—
Business segment sales	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131

Segment sales disaggregated by type of customer for the quarters ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government (1)	$1,023	$1,417	$2,805	$2,314	$—	$7,559	$1,147	$1,191	$2,944	$2,384	$4	$7,670
Foreign military sales through the U.S. government	53	304	149	675	—	1,181	25	397	209	866	—	1,497
Foreign government direct commercial sales	263	116	212	504	—	1,095	301	127	217	668	—	1,313
Commercial aerospace and other commercial	3,268	3,132	79	—	—	6,479	2,700	2,565	131	—	4	5,400
Consolidated net sales	4,607	4,969	3,245	3,493	—	16,314	4,173	4,280	3,501	3,918	8	15,880
Inter-segment sales	404	—	325	65	(794)	—	372	—	304	67	(743)	—
Business segment sales	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by type of customer for the six months ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
U.S. government(1)	$2,074	$2,591	$5,617	$4,611	$4	$14,897	$2,369	$2,453	$5,844	$4,741	$11	$15,418
Foreign military sales through the U.S. government	107	501	309	1,440	—	2,357	65	639	417	1,671	—	2,792
Foreign government direct commercial sales	514	219	416	905	—	2,054	546	266	446	1,235	—	2,493
Commercial aerospace and other commercial	6,377	6,187	156	2	—	12,722	5,231	4,952	239	1	5	10,428
Consolidated net sales	9,072	9,498	6,498	6,958	4	32,030	8,211	8,310	6,946	7,648	16	31,131
Inter-segment sales	763	—	644	127	(1,534)	—	704	—	624	130	(1,458)	—
Business segment sales	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$3,577	$2,982	$2,564	$3,135	$—	$12,258	$3,349	$2,582	$2,675	$3,565	$8	$12,179
Services	1,030	1,987	681	358	—	4,056	824	1,698	826	353	—	3,701
Consolidated net sales	4,607	4,969	3,245	3,493	—	16,314	4,173	4,280	3,501	3,918	8	15,880
Inter-segment sales	404	—	325	65	(794)	—	372	—	304	67	(743)	—
Business segment sales	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314	$4,545	$4,280	$3,805	$3,985	$(735)	$15,880
Segment sales disaggregated by sales type for the six months ended June 30, 2022 and 2021 are as follows:

	2022						2021
(dollars in millions)	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace Systems	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$7,059	$5,615	$5,168	$6,274	$4	$24,120	$6,531	$5,005	$5,351	$6,940	$16	$23,843
Services	2,013	3,883	1,330	684	—	7,910	1,680	3,305	1,595	708	—	7,288
Consolidated net sales	9,072	9,498	6,498	6,958	4	32,030	8,211	8,310	6,946	7,648	16	31,131
Inter-segment sales	763	—	644	127	(1,534)	—	704	—	624	130	(1,458)	—
Business segment sales	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030	$8,915	$8,310	$7,570	$7,778	$(1,442)	$31,131
RIS and RMD segment sales disaggregated by contract type for the quarters ended June 30, 2022 and 2021 are as follows:

	2022		2021
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,353	$2,043	$1,556	$2,402
Cost-type	1,892	1,450	1,945	1,516
Consolidated net sales	3,245	3,493	3,501	3,918
Inter-segment sales	325	65	304	67
Business segment sales	$3,570	$3,558	$3,805	$3,985
RIS and RMD segment sales disaggregated by contract type for the six months ended June 30, 2022 and 2021 are as follows:

	2022		2021
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$2,693	$4,118	$3,027	$4,653
Cost-type	3,805	2,840	3,919	2,995
Consolidated net sales	6,498	6,958	6,946	7,648
Inter-segments sales	644	127	624	130
Business segment sales	$7,142	$7,085	$7,570	$7,778

Note 18: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $161 billion as of June 30, 2022. In the quarter ended March 31, 2022, we reversed approximately $1.3 billion of RPO related to our sales contracts in Russia due to global sanctions on and export controls with respect to Russia, as further discussed in “Note 1: Basis of Presentation.” Of the total RPO as of June 30, 2022, we expect approximately 30% will be recognized as sales over the next 12 months. Approximately 40% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 15 years.
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
Other new pronouncements issued but not effective until after June 30, 2022 are not expected to have a material impact on our financial condition, results of operations or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters and six months ended June 30, 2022 and 2021, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 26, 2022, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of June 30, 2022, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 26, 2022

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
RIS and RMD follow a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2022 and June 30, 2021 with respect to RIS or RMD, we are referring to their July 3, 2022 and July 4, 2021 fiscal quarter ends, respectively.
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
Impact of the COVID-19 Pandemic
The coronavirus disease 2019 (COVID-19) pandemic continues to negatively affect the global economy, our business and operations, supply chains, and the industries in which we operate. However, we continue to see that commercial air travel is recovering in certain areas of demand. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, there continues to be uncertainty with respect to when commercial air traffic capacity will fully return to and/or exceed pre-COVID-19 levels. Our expectations regarding the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Other Matters
Global economic and political conditions, changes in raw material and commodity prices, labor costs, interest rates, foreign currency exchange rates, energy costs, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities and individuals in the U.S. and other jurisdictions in which we operate. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers; however, based on information available to date, we do not currently expect these issues will have a material adverse effect on our financial results. In the quarter ended March 31, 2022, we reversed $1.3 billion of backlog, which would have been recognized over a span of approximately 10 years, and recorded certain impairment charges and increases to reserves related to operations at our Pratt & Whitney and Collins businesses, as discussed further in “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners or customers.
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
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of June 30, 2022, our Contract liabilities include approximately $380 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
See Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2021 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022.
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
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net Sales	$16,314	$15,880	$32,030	$31,131
The factors contributing to the total change year-over-year in total net sales for the quarter and six months ended June 30, 2022 are as follows:

(dollars in millions)	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Organic(1)	$697	$1,361
Acquisitions and divestitures, net	(186)	(354)
Other	(77)	(108)
Total change	$434	$899
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
Net sales increased $697 million organically in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily due to higher organic sales of $0.7 billion at Pratt & Whitney and $0.5 billion at Collins, partially offset by lower organic sales of $0.4 billion at RMD.
The $186 million decrease in net sales related to Acquisitions and divestitures, net for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
The decrease in other net sales of $77 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by the impact of foreign exchange.
Net sales increased $1,361 million organically in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher organic sales of $1.2 billion at Pratt & Whitney and $1.0 billion at Collins, partially offset by lower organic sales of $0.7 billion at RMD.
The $354 million decrease in net sales related to Acquisitions and divestitures, net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
The decrease in other net sales of $108 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by the impact of foreign exchange.
See “Segment Review” below for further information by segment.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Net Sales
Products	$12,258	$12,179	75.1%	76.7%
Services	4,056	3,701	24.9%	23.3%
Total net sales	$16,314	$15,880	100%	100%

Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $79 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 due to increases in external products sales of $0.4 billion at Pratt & Whitney and $0.2 billion at Collins, partially offset by decreases in external products sales of $0.4 billion at RMD and $0.1 billion at RIS.
Net services sales increased $355 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily due to increases in external services sales of $0.3 billion at Pratt & Whitney and $0.2 billion at Collins, partially offset by a decrease in external services sales of $0.1 billion at RIS.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Net Sales
Products	$24,120	$23,843	75.3%	76.6%
Services	7,910	7,288	24.7%	23.4%
Total net sales	$32,030	$31,131	100%	100%
Net products sales increased $277 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increases in external products sales of $0.6 billion at Pratt & Whitney and $0.5 billion at Collins, partially offset by decreases in external products sales of $0.7 billion at RMD and $0.2 billion at RIS.
Net services sales increased $622 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in external services sales of $0.6 billion at Pratt & Whitney and $0.3 billion at Collins, partially offset by a decrease in external services sales of $0.3 billion at RIS.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Sales to the U.S. government(1)	$7,559	$7,670	46.3%	48.3%
Foreign military sales through the U.S. government	1,181	1,497	7.2%	9.4%
Foreign government direct commercial sales	1,095	1,313	6.7%	8.3%
Commercial aerospace and other commercial sales	6,479	5,400	39.7%	34.0%
Total net sales	$16,314	$15,880	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Sales to the U.S. government(1)	$14,897	$15,418	46.5%	49.5%
Foreign military sales through the U.S. government	2,357	2,792	7.4%	9.0%
Foreign government direct commercial sales	2,054	2,493	6.4%	8.0%
Commercial aerospace and other commercial sales	12,722	10,428	39.7%	33.5%
Total net sales	$32,030	$31,131	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Total cost of sales	$12,856	$12,655	$25,416	$25,192
Percentage of net sales	78.8%	79.7%	79.4%	80.9%

The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2022 are as follows:

(dollars in millions)	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Organic(1)	$453	$506
Acquisitions and divestitures, net	(150)	(293)
Restructuring	2	(18)
FAS/CAS operating adjustment	39	76
Acquisition accounting adjustments	(81)	(122)
Other	(62)	75
Total change	$201	$224
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic increase in total cost of sales of $453 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily driven by the organic sales increases at Pratt & Whitney and Collins, partially offset by the organic sales decrease at RMD noted above.
The $150 million decrease in cost of sales related to Acquisitions and divestitures, net for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
The decrease in other cost of sales of $62 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by the impact of foreign exchange.
The organic increase in total cost of sales of $506 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by the organic sales increases at Pratt & Whitney and Collins, partially offset by the organic sales decrease at RMD noted above.
The $293 million decrease in cost of sales related to Acquisitions and divestitures, net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by the sale of our global training and services business within our RIS segment in the fourth quarter of 2021.
The increase in other cost of sales of $75 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily driven by charges recorded during the first quarter of 2022 at Pratt & Whitney and Collins related to impairment of customer financing assets for products under lease, inventory reserves, purchase order obligations, and the impairment of contract fulfillment costs that are no longer recoverable, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information. These charges were partially offset by the impact of foreign exchange.
For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Cost of sales
Products	$10,040	$9,997	61.5%	63.0%
Services	2,816	2,658	17.3%	16.7%
Total cost of sales	$12,856	$12,655	78.8%	79.7%
Net products cost of sales increased $43 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily due to increases at Collins and Pratt & Whitney, partially offset by decreases at RMD and RIS and a decrease in Acquisition Accounting Adjustments. The changes at Collins, Pratt & Whitney, RMD and RIS were related to the changes in products sales noted above.
Net services cost of sales increased $158 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services sales at RIS, all driven by the services sales changes noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2022	2021	2022	2021
Cost of sales
Products	$19,860	$19,971	62.0%	64.2%
Services	5,556	5,221	17.3%	16.8%
Total cost of sales	$25,416	$25,192	79.4%	80.9%
Net products cost of sales decreased $111 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to decreases at RMD and RIS and in Acquisition Accounting Adjustments, partially offset by increases at Collins and Pratt & Whitney. The changes at RMD, RIS, Collins, and Pratt & Whitney were related to the changes in products sales noted above.
Net services cost of sales increased $335 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services sales at RIS, all driven by the services sales changes noted above.
Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Company-funded	$698	$657	$1,333	$1,246
Percentage of net sales	4.3%	4.1%	4.2%	4.0%
Customer-funded (1)	$1,089	$1,157	$2,175	$2,289
Percentage of net sales	6.7%	7.3%	6.8%	7.4%
(1)    Included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company-funded research and development as a percentage of net sales for the quarter ended June 30, 2022 was relatively consistent with the quarter ended June 30, 2021, with the increase principally driven by an increase in research and development spending at Pratt & Whitney on various commercial programs.
The decrease in customer-funded research and development of $68 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by lower expenses on various military and commercial programs at Collins, and lower expenses on next generation technologies at RMD, partially offset by an increase in expenses on the Next Generation Interceptor (NGI) program awarded in the second quarter of 2021 at RMD.
Company-funded research and development as a percentage of net sales for the six months ended June 30, 2022 was relatively consistent with the six months ended June 30, 2021 with the increase principally driven by an increase in research and development spending at Pratt & Whitney on various commercial programs.
The decrease in customer-funded research and development of $114 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by lower expenses on various military programs at Collins, and lower expenses on next generation technologies at RMD, partially offset by an increase in expenses on the NGI program awarded in the second quarter of 2021 at RMD.
Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Selling, general and administrative expenses	$1,424	$1,368	$2,893	$2,588
Percentage of net sales	8.7%	8.6%	9.0%	8.3%
Selling, general and administrative expenses as a percentage of net sales for the quarter ended June 30, 2022 was relatively consistent with the quarter ended June 30, 2021. Included in the increase were higher expenses of $0.1 billion at Collins principally driven by higher employee-related costs.
Selling, general and administrative expenses increased $305 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily driven by higher expenses of $0.3 billion at Collins and Pratt & Whitney principally driven by $71 million of charges related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia, and higher employee-related costs. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Other income, net	$17	$82	$45	$190
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and nonrecurring items.
The decrease in Other income, net of $65 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to $69 million of charges associated with the disposition of two non-core businesses at Collins in the second quarter of 2022.
The decrease in Other income, net of $145 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to $69 million of charges associated with the disposition of two non-core businesses at Collins in the second quarter of 2022, the absence of prior year foreign government wage subsidies related to COVID-19 at Pratt & Whitney of $44 million, and a loss resulting from the exit of our investment in a Russia-based joint venture at Collins in the first quarter of 2022.
Operating Profit

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Operating profit	$1,353	$1,282	$2,433	$2,295
Operating profit margin	8.3%	8.1%	7.6%	7.4%
The increase in Operating profit of $71 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily driven by a decrease in Corporate expenses and other unallocated items and Acquisition accounting adjustments, partially offset by the operating performance of our segments, all of which are described below in “Segment Review.”
The increase in Operating profit of $138 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by a decrease in Acquisition accounting adjustments and the operating performance of our segments, partially offset by our FAS/CAS operating adjustment, all of which are described below in “Segment Review.”
Non-service Pension Income

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Non-service pension income	$(474)	$(490)	$(954)	$(981)
The change in Non-service pension income of $16 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 included the impact of an increase in the discount rate, partially offset by prior years’ pension asset returns exceeding our expected return on assets (EROA) assumption.
The change in Non-service pension income of $27 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 included the impact of an increase in the discount rate, partially offset by prior years’ pension asset returns exceeding our EROA assumption.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Interest expense	$320	$330	$642	$672
Interest income	(13)	(4)	(44)	(15)
Other non-operating expense (income)(1)	22	16	49	31
Interest expense, net	$329	$342	$647	$688
Average interest expense rate	4.0%	4.2%	4.0%	4.1%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans.
The decrease in interest expense, net of $13 million and $41 million in the quarter and six months ended June 30, 2022 compared to the quarter and six months ended June 30, 2021, respectively, was primarily due to repayments of higher interest rate long-term debt during 2021, partially offset by debt issuances with lower interest rates during 2021. Interest income in the six months ended June 30, 2022 includes adjustments of certain tax-related interest reserves in the first quarter of 2022.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate	10.7%	23.9%	10.1%	26.5%
The effective tax rate in the quarter ended June 30, 2022 includes a benefit of approximately 4 percentage points primarily related to an incremental Foreign Derived Intangible Income (FDII) benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. Tax expense in the quarter ended June 30, 2021 includes tax charges incremental to the U.S. tax rate of $73 million associated with the revaluation of deferred taxes resulting from the increase in the United Kingdom (U.K.) corporate tax rate to 25% enacted in 2021 and effective in 2023.
The effective tax rate in the six months ended June 30, 2022 includes a benefit of approximately 5 percentage points primarily related to an incremental FDII benefit and other effects created by the capitalization of research or experimental expenditures for tax-purposes, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective on January 1, 2022. Tax expense in the six months ended June 30, 2021 includes tax charges incremental to the U.S. statutory rate of $148 million associated with the sale of the Forcepoint business, as described in “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q, and $73 million associated with the enactment of the U.K. corporate tax rate change discussed above. Subsequently, in the fourth quarter of 2021, we recognized an incremental $104 million tax benefit due to the revaluation of the Forcepoint tax benefit as a result of completing the divestiture of RIS’s global training and services business.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income from continuing operations attributable to common shareowners	$1,304	$1,040	$2,407	$1,812
Diluted earnings per share from continuing operations	$0.88	$0.69	$1.61	$1.20
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2022 includes the following:
•acquisition accounting adjustments of $349 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.23; and
•income of $58 million related to the capitalization of research or experimental expenditures for tax purposes, which had a net favorable impact on diluted EPS from continuing operations of $0.04.
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2021 includes the following:
•acquisition accounting adjustments of $403 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.26.

Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2022 includes the following:
•acquisition accounting adjustments of $727 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.49;
•impairment charges and reserve adjustments related to the global sanctions on and export controls with respect to Russia of $210 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.14; and
•income of $94 million related to the capitalization of research or experimental expenditures for tax purposes, which had a net favorable impact on diluted EPS from continuing operations of $0.06.
Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2021 includes the following:
•acquisition accounting adjustments of $802 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.53; and
•tax expense of $148 million related to the sale of our Forcepoint business, which had an unfavorable impact on diluted EPS from continuing operations of $0.10.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to common shareowners	$1,304	$1,032	$2,388	$1,785
Diluted earnings per share from operations	$0.88	$0.68	$1.60	$1.18
The increase in net income attributable to common shareowners and diluted earnings per share from operations for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 and for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by the increases in continuing operations, as discussed above in Net Income from Continuing Operations Attributable to Common Shareowners.
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
We provide the organic change in Net sales and Operating profit for our segments as discussed above in “Results of Operations.” We believe that these non-GAAP measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. For Pratt & Whitney only, Other also includes the transactional impact of foreign exchange hedging at Pratt & Whitney Canada due to its significance to Pratt & Whitney’s overall operating results.

Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Collins Aerospace Systems	$5,011	$4,545	$9,835	$8,915
Pratt & Whitney	4,969	4,280	9,498	8,310
Raytheon Intelligence & Space	3,570	3,805	7,142	7,570
Raytheon Missiles & Defense	3,558	3,985	7,085	7,778
Total segment	17,108	16,615	33,560	32,573
Eliminations and other	(794)	(735)	(1,530)	(1,442)
Consolidated	$16,314	$15,880	$32,030	$31,131
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Collins Aerospace Systems	$546	$506	$986	$820
Pratt & Whitney	302	112	453	132
Raytheon Intelligence & Space	315	415	693	803
Raytheon Missiles & Defense	348	532	735	1,028
Total segment	1,511	1,565	2,867	2,783
Eliminations and other	(47)	(40)	(81)	(71)
Corporate expenses and other unallocated items	(42)	(149)	(178)	(230)
FAS/CAS operating adjustment	379	425	757	848
Acquisition accounting adjustments	(448)	(519)	(932)	(1,035)
Consolidated	$1,353	$1,282	$2,433	$2,295
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Gross favorable	$289	$309	$663	$621
Gross unfavorable	(330)	(282)	(668)	(582)
Total net EAC adjustments	$(41)	$27	$(5)	$39
The change in net EAC adjustments of $68 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to unfavorable changes in net EAC adjustments of $80 million at RMD and $61 million at RIS, including the impact of acquisitions and dispositions, both spread across numerous individual programs with no individual or common significant driver. These unfavorable changes were partially offset by a favorable change in net EAC adjustments of $46 million at Collins, spread across numerous individual programs with no individual or common significant driver, and a favorable change in net EAC adjustments of $27 million at Pratt & Whitney primarily due to a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022.

The change in net EAC adjustments of $44 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to unfavorable changes in net EAC adjustments of $122 million at RMD and $56 million at RIS, including the impact of acquisitions and dispositions, both spread across numerous individual programs with no individual or common significant driver. These unfavorable changes were partially offset by a favorable change in net EAC adjustments of $104 million at Collins, spread across numerous individual programs with no individual or common significant driver, and a favorable change in net EAC adjustments of $30 million at Pratt & Whitney primarily due to a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Defense Bookings. Total backlog was approximately $161 billion and $156 billion as of June 30, 2022 and December 31, 2021, respectively, which includes defense backlog of $65 billion and $63 billion as of June 30, 2022 and December 31, 2021, respectively. In the quarter ended March 31, 2022, we reversed $1.3 billion of backlog at our Pratt & Whitney and Collins businesses, as discussed further in “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $13 billion and $12 billion for the quarters ended June 30, 2022 and 2021, respectively, and approximately $22 billion and $20 billion for the six months ended June 30, 2022 and 2021, respectively.
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
Collins Aerospace Systems

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net Sales	$5,011	$4,545	10%	$9,835	$8,915	10%
Operating Profit	546	506	8%	986	820	20%
Operating Profit Margins	10.9%	11.1%		10.0%	9.2%
Quarter Ended June 30, 2022 Compared with Quarter Ended June 30, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$515	$(3)	$—	$(46)	$466
Operating Profit	93	(4)	10	(59)	40
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.5 billion in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily relates to higher commercial aerospace aftermarket sales of $0.4 billion, including increases across all aftermarket sales channels, and higher commercial aerospace OEM sales of $0.2 billion, both principally driven by the recovery of commercial air traffic which has resulted in an increase in flight hours, aircraft fleet utilization and narrow-body commercial OEM volume growth. This was partially offset by lower military sales of $0.1 billion in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 primarily due to lower material receipts and expected declines in F-35 volume.
The organic profit increase of $0.1 billion in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to higher commercial aerospace operating profit of $0.2 billion principally driven by the higher commercial aerospace aftermarket sales discussed above, slightly offset by the absence of a $33 million favorable impact from a contract related matter in the quarter ended June 30, 2021. This increase in commercial aerospace operating profit was partially offset by higher selling, general and administrative expenses of $0.1 billion primarily due to higher employee-related costs, and slightly lower military operating profit principally driven by the lower military sales volume discussed above.
The decrease in Other operating profits of $59 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to $69 million of charges associated with the disposition of two non-core businesses.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$989	$—	$—	$(69)	$920
Operating Profit	340	(7)	25	(192)	166
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $1.0 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily relates to higher commercial aerospace aftermarket sales of $0.9 billion, including increases across all aftermarket sales channels, and higher commercial aerospace OEM sales of $0.4 billion, both principally driven by the recovery of commercial air traffic which has resulted in an increase in flight hours, aircraft fleet utilization and narrow-body commercial OEM volume growth. This was partially offset by lower military sales of $0.3 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to expected declines in F-35 volume and lower material receipts.
The organic profit increase of $0.3 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to higher commercial aerospace operating profit of $0.6 billion principally driven by the higher commercial aerospace aftermarket sales discussed above, partially offset by the absence of a $33 million favorable impact from a contract related matter in the quarter ended June 30, 2021. This increase in commercial aerospace operating profit was partially offset by lower military operating profit of $0.1 billion principally driven by the lower military sales volume discussed above, and higher selling, general and administrative expenses of $0.1 billion primarily due to higher employee-related costs.
The decrease in Other operating profits of $192 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to $141 million of pretax charges related to increased estimates for credit losses, inventory reserves, recognition of purchase order obligations and a loss resulting from the exit of our investment in a Russia-based joint venture, all due to global sanctions on and export controls with respect to Russia in the first quarter of 2022. In addition, we recognized $69 million of charges associated with the disposition of two non-core businesses in the second quarter of 2022. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net Sales	$4,969	$4,280	16%	$9,498	$8,310	14%
Operating Profit	302	112	170%	453	132	243%
Operating Profit Margins	6.1%	2.6%		4.8%	1.6%
Quarter Ended June 30, 2022 Compared with Quarter Ended June 30, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$720	$—	$—	$(31)	$689
Operating Profit	218	—	(17)	(11)	190
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.7 billion in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 reflects higher commercial aftermarket sales of $0.4 billion primarily due to an increase in shop visits and related spare part sales as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.2 billion primarily driven by favorable mix and higher volume on large commercial engine shipments, and higher military sales of $0.1 billion primarily due to the timing of an F135 production contract award, resulting in the recognition of previously inventoried costs, and higher F135 sustainment volume.
The organic profit increase of $0.2 billion in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily driven by higher commercial aerospace operating profit of $0.3 billion principally due to the aftermarket sales volume increase discussed above and favorable OEM mix. The increase also includes higher military operating profit primarily driven by the military sales volume increase discussed above. This increase was partially offset by an increase in selling, general and administrative expenses and research and development costs of $0.1 billion combined, which includes higher employee-related costs. In the quarter ended June 30, 2022, our organic profit included a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program, which impacted our commercial aerospace operating profit.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net Sales	$1,227	$—	$—	$(39)	$1,188
Operating Profit	487	—	1	(167)	321
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $1.2 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects higher commercial aftermarket sales of $1.0 billion primarily due to an increase in shop visits and related spare part sales as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.3 billion primarily driven by favorable mix on large commercial engine shipments. These increases were partially offset by lower military sales of $0.1 billion primarily due to lower sales on F135 production volume, partially offset by higher F135 sustainment volume.
The organic profit increase of $0.5 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by higher commercial aerospace operating profit of $0.7 billion principally due to the aftermarket sales volume increase discussed above and favorable OEM mix. This increase was partially offset by an increase in selling, general and administrative expenses and research and development costs of $0.1 billion combined, which includes higher employee-related costs. This increase was also offset by slightly lower military operating profit. In the quarter ended June 30, 2022, our organic profit included a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program, which impacted our commercial aerospace operating profit. In the six months ended June 30, 2021, our organic profit included other income of $44 million related to foreign government wage subsidies due to COVID-19.
The decrease in Other operating profit of $167 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to $155 million of pretax charges related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia in the first quarter of 2022. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended June 30, 2022, Pratt & Whitney booked $4.0 billion for F135 production Lots 15 and 16 and $408 million for F135 sustainment. In addition to these bookings, in the six months ended June 30, 2022 Pratt & Whitney booked $251 million for tanker production Lots 7 and 8.
Raytheon Intelligence & Space

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net Sales	$3,570	$3,805	(6)%	$7,142	$7,570	(6)%
Operating Profit	315	415	(24)%	693	803	(14)%
Operating Profit Margins	8.8%	10.9%		9.7%	10.6%
Bookings	$2,980	$3,952	(25)%	$5,572	$7,678	(27)%
Quarter Ended June 30, 2022 Compared with Quarter Ended June 30, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(36)	$(183)	$(16)	$(235)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$4	$(54)	$(36)	$(14)	$(100)

Organic sales in the quarter ended June 30, 2022 were relatively consistent with the quarter ended June 30, 2021. Included in the organic change in sales were lower Command, Control and Communications sales of $0.1 billion primarily driven by an anticipated decrease in production volumes on certain tactical communications systems programs, and lower Sensing and Effects sales driven by a decrease in surveillance and targeting systems due to lower production volume, partially offset by an increase in Cyber, Training and Services sales on certain classified cyber programs.
The decrease in operating profit of $100 million, and the related decrease in operating profit margins, in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, were primarily due to the net unfavorable change in EAC adjustments of $54 million, which was spread across numerous programs and includes unfavorable adjustments on certain development programs, as well as acquisitions / divestitures, net. Included in mix and other performance is an $18 million gain on a real estate transaction in the quarter ended June 30, 2021.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of the global training and services business in the fourth quarter of 2021.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(53)	$(354)	$(21)	$(428)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$3	$(38)	$(64)	$(11)	$(110)
Organic sales in the six months ended June 30, 2022 were relatively consistent with the six months ended June 30, 2021. Included in the organic change in sales were lower Command, Control and Communications sales of $0.1 billion, lower Sensing and Effects sales of $0.1 billion, and higher Cyber, Training and Services sales of $0.1 billion on certain classified cyber programs. The lower Command, Control and Communications sales were primarily driven by an anticipated decrease in production volumes on certain tactical communications systems programs. The lower Sensing and Effects sales includes an increase in certain classified programs and a decrease in surveillance and targeting systems due to lower production volume, with the remaining change spread across numerous programs.
The decrease in operating profit of $110 million, and the related decrease in operating profit margins, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, were primarily due to acquisition / divestitures, net described below, and the net unfavorable change in EAC adjustments of $38 million, which was spread across numerous programs and includes unfavorable adjustments on certain development programs. Included in mix and other performance is an $18 million gain on a real estate transaction in the quarter ended June 30, 2021.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the sale of the global training and services business in the fourth quarter of 2021.
Backlog and Bookings– Backlog was $16 billion at June 30, 2022 and $18 billion at December 31, 2021. In addition to a number of smaller bookings, in the quarter ended June 30, 2022, RIS booked $1.2 billion on a number of classified contracts and $253 million on the Development, Operations and Maintenance (DOMino) cyber program for the Department of Homeland Security (DHS). In addition to these bookings, in the six months ended June 30, 2022, RIS booked $1.1 billion on a number of classified contracts and $311 million on the Next-Generation Overhead Persistent Infrared (Next-Gen OPIR) GEO missile warning and defense contract for the U.S. Space Force.

Raytheon Missiles & Defense

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net Sales	$3,558	$3,985	(11)%	$7,085	$7,778	(9)%
Operating Profit	348	532	(35)%	735	1,028	(29)%
Operating Profit Margins	9.8%	13.4%		10.4%	13.2%
Bookings	$4,537	$6,054	(25)%	$8,637	$8,586	1%
Quarter Ended June 30, 2022 Compared with Quarter Ended June 30, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(414)	$—	$(13)	$(427)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$(34)	$(80)	$—	$(70)	$(184)
The organic sales decrease of $414 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to lower net sales of $0.3 billion on our Land Warfare and Air Defense programs, primarily driven by lower material receipts as a result of supply chain constraints and anticipated decreases in production. Included in the decrease in organic sales were higher net sales of $75 million on SPY-6 programs and higher net sales of $66 million on the NGI program.
The decrease in operating profit of $184 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was due to a net unfavorable change in EAC adjustments of $80 million, a change in mix and other performance of $70 million, and a change in volume of $34 million. The net unfavorable change in EAC adjustments was spread across numerous programs and includes the impact of continued supply chain constraints. The changes in mix and other performance and volume were principally driven by the lower net sales on the Land Warfare and Air Defense programs discussed above. The decrease in operating profit margins in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily due to the net change in EAC adjustments and change in mix and other performance.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net Sales	$(674)	$—	$(19)	$(693)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating Profit	$(58)	$(122)	$—	$(113)	$(293)
The organic sales decrease of $674 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to lower net sales of $0.5 billion on our Land Warfare and Air Defense programs, primarily driven by lower material receipts as a result of supply chain constraints and anticipated decreases in production. Included in the total decrease in organic sales were lower net sales of $122 million on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, higher net sales of $146 million on the NGI program and higher net sales of $122 million on SPY-6 programs.
The decrease in operating profit of $293 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a net unfavorable change in EAC adjustments of $122 million, a change in mix and other performance of $113 million, and a change in volume of $58 million. The net unfavorable change in EAC adjustments was spread across numerous programs and includes the impact of continued supply chain constraints. The changes in mix and other performance and volume were principally driven by the lower net sales on the Land Warfare and Air Defense programs discussed above. The decrease in operating profit margins in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily due to the net change in EAC adjustments and change in mix and other performance.
Backlog and Bookings– Backlog was $30 billion at June 30, 2022 and $29 billion at December 31, 2021. In addition to a number of smaller bookings, in the quarter ended June 30, 2022, RMD booked $662 million on Stinger for the U.S. Army, $648 million for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), $423 million on the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, and $217 million on Tomahawk for the U.S. Navy. In addition to these bookings, in the six months ended June 30, 2022, RMD booked $1.2 billion on a number of classified contracts, including a strategic competitive award. RMD also booked $651 million for the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $384 million for Excalibur Rapid Demonstration Phase 2 for the U.S. Army, $219 million for Air Intercept Missile (AIM-9X) Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers and $218 million to provide Patriot engineering support services for the U.S. Army and international customers.
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

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Eliminations and other	$(794)	$(735)	$(47)	$(40)
Corporate expenses and other unallocated items	—	—	(42)	(149)
The increase in eliminations and other sales of $59 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the quarter ended June 30, 2022 was relatively consistent with the quarter ended June 30, 2021.
The decrease in Corporate expenses and other unallocated items of $107 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily due to lower restructuring costs of $51 million, the allocation of $30 million of state taxes to the segments related to the impact of capitalization of research or experimental expenditures for tax-purposes and a decrease in expenses related to the LTAMDS project.

	Net Sales		Operating Profit
	Six months ended June 30,		Six months ended June 30,
(dollars in millions)	2022	2021	2022	2021
Eliminations and other	$(1,530)	$(1,442)	$(81)	$(71)
Corporate expenses and other unallocated items	—	—	(178)	(230)
The increase in eliminations and other sales of $88 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the six months ended June 30, 2022 was relatively consistent with the six months ended June 30, 2021.
The decrease in Corporate expenses and other unallocated items of $52 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily due to a decrease in expenses related to the LTAMDS project.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
FAS service cost (expense)	$(92)	$(101)	$(183)	$(202)
CAS expense	471	526	940	1,050
FAS/CAS operating adjustment	$379	$425	$757	$848
The change in our FAS/CAS operating adjustment of $46 million in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 was driven by a $55 million decrease in CAS expense, partially offset by a $9 million decrease in FAS service cost. The decrease in CAS expense was primarily due to an increase in applicable discount rates as a result of U.S. qualified pension plan funding relief included in the American Rescue Plan Act of 2021 (ARPA).
The change in our FAS/CAS operating adjustment of $91 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by a $110 million decrease in CAS expense, partially offset by a $19 million decrease in FAS service cost. The decrease in CAS expense was primarily due to an increase in applicable discount rates as a result of U.S. qualified pension plan funding relief included in the American Rescue Plan Act of 2021 (ARPA).
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
The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Amortization of acquired intangibles	$(458)	$(592)	(935)	(1,179)
Amortization of property, plant and equipment fair value adjustment	(21)	(44)	(53)	(63)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	31	117	56	207
Acquisition accounting adjustments	$(448)	$(519)	$(932)	$(1,035)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Collins Aerospace Systems	$(197)	$(121)	$(403)	$(270)
Pratt & Whitney	(39)	(29)	(96)	(51)
Raytheon Intelligence & Space	(74)	(162)	(158)	(301)
Raytheon Missiles & Defense	(138)	(207)	(275)	(413)
Total segment	(448)	(519)	(932)	(1,035)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(448)	$(519)	$(932)	$(1,035)
The change in the Acquisition accounting adjustments of $71 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, was primarily driven by a decrease in RIS and RMD intangibles amortization related to the Raytheon merger in 2020, partially offset by the absence of $69 million of amortization of customer contractual obligations due to the accelerated liquidation of a below-market contract reserve at Collins driven by the termination of a customer contract recognized in the quarter ended June 30, 2021.

The change in the Acquisition accounting adjustments of $103 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, is primarily driven by a decrease in RIS and RMD intangibles amortization related to the Raytheon merger in 2020, partially offset by the absence of $116 million of amortization of customer contractual obligations due to the accelerated liquidation of a below-market contract reserve at Collins driven by the termination of two customer contracts recognized in the six months ended June 30, 2021.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$4,767	$7,832
Total debt	31,413	31,485
Total equity	71,990	74,664
Total capitalization (total debt plus total equity)	103,403	106,149
Total debt to total capitalization	30%	30%
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
At June 30, 2022, we had cash and cash equivalents of $4.8 billion, of which approximately 47% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable interest rates.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments and repurchases of our common stock. The commercial paper notes have original maturities of not more than 90 days from the date of issuance. As of June 30, 2022, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. The daily average amount of short-term commercial paper borrowings outstanding during the six months ended June 30, 2022 was $150 million. We had no commercial paper outstanding at June 30, 2022.
As of June 30, 2022, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which was renewed in May 2022 and expires in May 2023. As of June 30, 2022, there were no borrowings outstanding under these agreements.
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

Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Net cash flows provided by operating activities from continuing operations	$1,762	$2,049
Cash generated by operating activities from continuing operations in the six months ended June 30, 2022 was $0.3 billion lower than the same period in 2021, primarily driven by an unfavorable impact to cash flow from inventory principally due to current year increases to support sales volume growth, partially offset by a favorable impact to cash flow from accounts payable and accrued liabilities primarily driven by advances. The remaining favorable impact from accounts payable and accrued liabilities was primarily driven by an increase in collaborator payables at Pratt & Whitney, which was mostly offset by an increase in collaborator receivables due to the timing of settlements. In addition, accounts payable and accrued liabilities also reflects a $1.0 billion increase related to the impact of the capitalization of research and experimental expenditures for tax purposes, with a related $1.0 billion reduction to our deferred tax liability.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $1.5 billion in cash provided by operating activities during the six months ended June 30, 2022, compared to an increase in cash flows provided by operating activities of approximately $0.8 billion during the six months ended June 30, 2021. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
We made net tax payments of $530 million and $618 million in the six months ended June 30, 2022 and 2021, respectively. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. If this provision is not deferred legislatively, our full year 2022 tax payments are expected to increase by an estimated $2 billion. Payments on the increased taxes may begin in the third quarter of 2022, using cash on hand or other sources of liquidity.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Net cash flows (used in) provided by investing activities from continuing operations	$(1,136)	$239
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments/dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.4 billion change in cash flows (used in) provided by investing activities from continuing operations in the six months ended June 30, 2022 compared to June 30, 2021 primarily relates to the absence of the prior year sale of our Forcepoint business described below.
Capital expenditures in the six months ended June 30, 2022 increased by $171 million from the six months ended June 30, 2021 primarily due to investments in production facilities at Pratt & Whitney.
Dispositions of businesses were $88 million and $1.1 billion in six months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022, dispositions of businesses consisted of immaterial dispositions in our aerospace businesses. In the six months ended June 30, 2021, dispositions of businesses primarily related to the sale of our Forcepoint business. For additional detail, see “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” within Item 1 of this Form 10-Q.
Customer financing assets payments, net were $7 million and $102 million in six months ended June 30, 2022 and 2021, respectively, and include purchases and sales of engines in our leased asset pool as well as customer financing. The decrease in customer financing assets payments, net was primarily due to decreased customer financing payments, the absence of a payment on a prior year sale and leaseback transaction for the sale of equipment, and fewer engines added to our leased asset pool.
During the six months ended June 30, 2022 and 2021, we increased our collaboration intangible assets by $91 million and $60 million, respectively, which primarily relates to payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE).
As discussed in “Note 11: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate and commodity price exposures. During the six months ended June 30, 2022 and 2021, we had net cash payments of $151 million and net cash receipts of $50 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Net cash flows used in financing activities from continuing operations	$(3,627)	$(3,119)
Our financing activities primarily include the issuance and repayment of short-term and long-term debt, payment of dividends and stock repurchases.
Financing activities were a cash outflow of $3.6 billion in the six months ended June 30, 2022 compared to a cash outflow of $3.1 billion in the six months ended June 30, 2021. This change was primarily driven by an increase in share repurchases of $0.8 billion, partially offset by the absence of the prior year repayment of long-term debt of $0.3 billion.
Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments.
At June 30, 2022, management had remaining authority to repurchase approximately $4.1 billion of our common stock under the December 7, 2021 share repurchase program. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Six Months Ended June 30,
(dollars in millions; shares in thousands)	2022		2021
	$	Shares	$	Shares
Shares of Common Stock repurchased (1)	$1,779	18,697	$1,007	12,488
(1) Relates to share repurchases that were settled in cash during the period.
Our Board of Directors authorized the following cash dividends:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021
Dividends paid per share of Common Stock	$1.060	$0.985
Total dividends paid	$1,543	$1,461
On June 6, 2022, the Board of Directors declared a dividend of $0.55 per share payable September 8, 2022 to shareowners of record at the close of business on August 19, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2022. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2021 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the effects of climate change and changing or new climate-related regulations, customer and market demands, products and technologies; and
•the intended qualification of (1) the Raytheon merger as a tax-free reorganization and (2) the Carrier and Otis separation transactions and other internal restructurings as tax-free to UTC and former UTC shareowners, in each case, for U.S. federal income tax purposes.
In addition, this Form 10-Q includes important information as to risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Results of Operations,” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” and “Government Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2022.

2022	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	2,050	$99.79	2,050	$5,000
May 1 - May 31	5,307	93.20	5,307	4,505
June 1 - June 30	3,807	93.86	3,807	4,148
Total	11,164	$94.64	11,164
On December 7, 2021, our Board of Directors authorized a share repurchase program for up to $6 billion of our common stock, replacing the previous program announced on December 7, 2020. Under this program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2022.
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
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and six months ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	July 26, 2022	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 26, 2022	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)