Form 10-Q
period 2023-03-31
RAYTHEON TECHNOLOGIES CORP
filed 2023-04-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
At March 31, 2023 there were 1,461,142,016 shares of Common Stock outstanding.

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2023

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Net Sales:
Products sales	$12,787	$11,862
Services sales	4,427	3,854
Total net sales	17,214	15,716
Costs and Expenses:
Cost of sales - products	10,700	9,820
Cost of sales - services	2,945	2,740
Research and development	607	635
Selling, general and administrative	1,398	1,469
Total costs and expenses	15,650	14,664
Other income, net	88	28
Operating profit	1,652	1,080
Non-operating expense (income), net:
Non-service pension income	(444)	(480)
Interest expense, net	315	318
Total non-operating expense (income), net	(129)	(162)
Income from continuing operations before income taxes	1,781	1,242
Income tax expense	300	116
Net income from continuing operations	1,481	1,126
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	55	23
Net income from continuing operations attributable to common shareowners	1,426	1,103
Loss from discontinued operations attributable to common shareowners	—	(19)
Net income attributable to common shareowners	$1,426	$1,084

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.98	$0.74
Loss from discontinued operations	—	(0.01)
Net income attributable to common shareowners	$0.98	$0.73
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.97	$0.74
Loss from discontinued operations	—	(0.02)
Net income attributable to common shareowners	$0.97	$0.72
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net income from continuing and discontinued operations	$1,481	$1,107
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	122	(240)
Pension and postretirement benefit plans adjustments	(146)	21
Change in unrealized cash flow hedging	12	37
Other comprehensive income (loss), before tax	(12)	(182)
Income tax (expense) benefit related to items of other comprehensive income (loss)	41	(18)
Other comprehensive income (loss), net of tax	29	(200)
Comprehensive income	1,510	907
Less: Comprehensive income attributable to noncontrolling interest	55	23
Comprehensive income attributable to common shareowners	$1,455	$884
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,893	$6,220
Accounts receivable, net	10,069	9,108
Contract assets	12,729	11,534
Inventory, net	11,327	10,617
Other assets, current	5,486	4,964
Total current assets	45,504	42,443
Customer financing assets	2,543	2,603
Fixed assets	29,536	29,116
Accumulated depreciation	(14,387)	(13,946)
Fixed assets, net	15,149	15,170
Operating lease right-of-use assets	1,844	1,829
Goodwill	53,904	53,840
Intangible assets, net	36,477	36,823
Other assets	6,215	6,156
Total assets	$161,636	$158,864
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$224	$625
Accounts payable	10,060	9,896
Accrued employee compensation	1,856	2,401
Other accrued liabilities	11,573	10,999
Contract liabilities	14,870	14,598
Long-term debt currently due	1,545	595
Total current liabilities	40,128	39,114
Long-term debt	32,717	30,694
Operating lease liabilities, non-current	1,624	1,586
Future pension and postretirement benefit obligations	4,676	4,807
Other long-term liabilities	8,106	8,449
Total liabilities	87,251	84,650
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	38	36
Shareowners’ Equity:
Common stock	38,031	37,939
Treasury stock	(16,112)	(15,530)
Retained earnings	52,891	52,269
Unearned ESOP shares	(26)	(28)
Accumulated other comprehensive loss	(1,989)	(2,018)
Total shareowners’ equity	72,795	72,632
Noncontrolling interest	1,552	1,546
Total equity	74,347	74,178
Total liabilities, redeemable noncontrolling interest and equity	$161,636	$158,864
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Operating Activities:
Net income from continuing operations	$1,481	$1,126
Adjustments to reconcile net income from continuing operations to net cash flows (used in) provided by operating activities:
Depreciation and amortization	1,034	1,014
Deferred income tax benefit	(329)	(601)
Stock compensation cost	100	103
Net periodic pension and other postretirement income	(388)	(360)
Change in:
Accounts receivable	(962)	556
Contract assets	(1,198)	(219)
Inventory	(720)	(587)
Other current assets	(526)	(281)
Accounts payable and accrued liabilities	490	(316)
Contract liabilities	223	(50)
Other operating activities, net	(68)	91
Net cash flows (used in) provided by operating activities from continuing operations	(863)	476
Investing Activities:
Capital expenditures	(520)	(439)
Dispositions of businesses, net of cash transferred	—	35
Customer financing assets receipts (payments), net	28	(19)
Increase in other intangible assets	(154)	(82)
Payments from settlements of derivative contracts, net	(13)	(33)
Other investing activities, net	80	20
Net cash flows used in investing activities from continuing operations	(579)	(518)
Financing Activities:
Issuance of long-term debt	2,971	—
Change in commercial paper, net (Note 8)	(427)	—
Change in other short-term borrowings, net	22	6
Dividends paid on common stock	(790)	(745)
Repurchase of common stock	(562)	(743)
Other financing activities, net	(118)	(263)
Net cash flows provided by (used in) financing activities from continuing operations	1,096	(1,745)
Effect of foreign exchange rate changes on cash and cash equivalents	1	15
Net decrease in cash, cash equivalents and restricted cash	(345)	(1,772)
Cash, cash equivalents and restricted cash, beginning of period	6,291	7,853
Cash, cash equivalents and restricted cash, end of period	5,946	6,081
Less: Restricted cash, included in Other assets, current and Other assets	53	41
Cash and cash equivalents, end of period	$5,893	$6,040
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2023	2022
Equity beginning balance	$74,178	$74,664
Common Stock
Beginning balance	37,939	37,483
Common stock plans activity	92	34
Purchase of subsidiary shares from noncontrolling interest, net	—	(13)
Ending balance	38,031	37,504
Treasury Stock
Beginning balance	(15,530)	(12,727)
Common stock repurchased	(582)	(756)
Ending balance	(16,112)	(13,483)
Retained Earnings
Beginning balance	52,269	50,265
Net income	1,426	1,084
Dividends on common stock	(790)	(745)
Dividends on ESOP common stock	(13)	(13)
Other	(1)	1
Ending balance	52,891	50,592
Unearned ESOP Shares
Beginning balance	(28)	(38)
Common stock plans activity	2	2
Ending balance	(26)	(36)
Accumulated Other Comprehensive Loss
Beginning balance	(2,018)	(1,915)
Other comprehensive income (loss), net of tax	29	(200)
Ending balance	(1,989)	(2,115)
Noncontrolling Interest
Beginning balance	1,546	1,596
Net income	55	23
Less: Redeemable noncontrolling interest net income	(2)	(1)
Dividends attributable to noncontrolling interest	(44)	(64)
Purchase of subsidiary shares from noncontrolling interest, net	—	(19)
Disposition of noncontrolling interest, net	(3)	(11)
Ending balance	1,552	1,524
Equity at March 31	$74,347	$73,986
Supplemental share information
Shares of common stock issued under employee plans, net	820	1,817
Shares of common stock repurchased	5,918	7,883
Dividends declared per share of common stock	$0.550	$0.510
See accompanying Notes to Condensed Consolidated Financial Statements

RAYTHEON TECHNOLOGIES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2023 and for the quarters ended March 31, 2023 and 2022 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2022 Annual Report on Form 10-K.
We reclassified certain immaterial prior period amounts within the Condensed Consolidated Statement of Cash Flows to conform to our current period presentation.
Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended March 31, 2023 and 2022 with respect to RIS or RMD, we are referring to their April 2, 2023 and April 3, 2022 fiscal quarter ends, respectively.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean Raytheon Technologies Corporation and its subsidiaries.
The Company recently announced its intention to streamline the structure of its core businesses into three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. The Company plans to implement the reorganization beginning in July 2023. All segment information included in this Form 10-Q is reflective of the existing four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of March 31, 2023.
Russia Sanctions. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers. As a result of these sanctions on Russia and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax, and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivables and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. Commercial air travel continues to recover to varying degrees. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, uncertainty continues with respect to when commercial air traffic capacity will fully return to and/or exceed pre-pandemic levels. Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.

Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2023
Collins Aerospace	$30,719	$—	$65	$30,784
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space	9,841	—	—	9,841
Raytheon Missiles & Defense	11,700	—	(1)	11,699
Total Segments	53,823	—	64	53,887
Eliminations and other	17	—	—	17
Total	$53,840	$—	$64	$53,904
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2023		December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,595	$(1,470)	$5,536	$(1,408)
Exclusivity assets	3,002	(325)	2,911	(323)
Developed technology and other	1,204	(567)	1,202	(544)
Customer relationships	29,788	(9,394)	29,775	(8,967)
	39,589	(11,756)	39,424	(11,242)
Indefinite-lived:
Trademarks and other	8,644	—	8,641	—
Total	$48,233	$(11,756)	$48,065	$(11,242)
Amortization of intangible assets for the quarters ended March 31, 2023 and 2022 was $509 million and $487 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2023 through 2028:

(dollars in millions)	Remaining 2023	2024	2025	2026	2027	2028
Amortization expense	$1,539	$2,183	$2,072	$1,986	$1,870	$1,765

Note 3: Earnings Per Share

	Quarter Ended March 31,
(dollars and shares in millions, except per share amounts)	2023	2022
Net income attributable to common shareowners:
Income from continuing operations	$1,426	$1,103
Loss from discontinued operations	—	(19)
Net income attributable to common shareowners	$1,426	$1,084
Basic weighted average number of shares outstanding	1,462.2	1,486.8
Stock awards and equity units (share equivalent)	12.0	11.1
Diluted weighted average number of shares outstanding	1,474.2	1,497.9
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.98	$0.74
Loss from discontinued operations	—	(0.01)
Net income attributable to common shareowners	$0.98	$0.73
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.97	$0.74
Loss from discontinued operations	—	(0.02)
Net income attributable to common shareowners	$0.97	$0.72
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2023 and 2022, the number of stock awards excluded from the computation was 4.1 million and 7.5 million, respectively.
Note 4: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from rising costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Total net sales	$(40)	$97
Operating profit	(124)	36
Income from continuing operations attributable to common shareowners(1)	(98)	28
Diluted earnings per share from continuing operations attributable to common shareowners (1)	$(0.07)	$0.02
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
Accounts receivable	$10,460	$9,560
Allowance for expected credit losses	(391)	(452)
Total accounts receivable, net	$10,069	$9,108
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Contract assets	$12,729	$11,534
Contract liabilities	(14,870)	(14,598)
Net contract liabilities	$(2,141)	$(3,064)
Contract assets increased $1,195 million during the quarter ended March 31, 2023 primarily due to sales in excess of billings on certain contracts at RMD, Pratt & Whitney, and RIS. Contract liabilities increased $272 million during the quarter ended March 31, 2023 primarily due to billings in excess of sales on certain contracts at Pratt & Whitney and RMD. We recognized revenue of $1.9 billion during the quarter ended March 31, 2023, related to contract liabilities as of January 1, 2023 and $1.8 billion during the quarter ended March 31, 2022, related to contract liabilities as of January 1, 2022.
As of March 31, 2023, our Contract liabilities include approximately $395 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for credit losses of $330 million and $318 million as of March 31, 2023 and December 31, 2022, respectively.
Note 7: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
Raw materials	$3,841	$3,477
Work-in-process	3,994	3,839
Finished goods	3,492	3,301
Total inventory, net	$11,327	$10,617
Note 8: Borrowings and Lines of Credit
As of March 31, 2023, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in September 2023. As of March 31, 2023, there were no borrowings outstanding under these agreements.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $100 million and $524 million of commercial paper outstanding at March 31, 2023 and December 31, 2022, respectively, which is reflected in Short-term borrowings in our Condensed Consolidated Balance Sheet. At March 31, 2023 and December 31, 2022, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 4.3% and 4.4%, respectively.
During the quarter ended March 31, 2023, we had no new commercial paper borrowings with maturities greater than 90 days. During the quarter ended March 31, 2023, we made $100 million in repayments of commercial paper with maturities greater than 90 days. During the quarter ended March 31, 2022, we had no commercial paper borrowings or repayments with original maturities more than 90 days from the date of issuance.
There were no repayments of long-term debt during the quarters ended March 31, 2023 and 2022, and there were no issuances of long-term debt during the quarter ended March 31, 2022. We had the following issuances of long-term debt during the quarter ended March 31, 2023:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250

Long-term debt consisted of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
3.650% notes due 2023 (1)	$171	$171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
5.000% notes due 2026 (1)	500	—
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	537	531
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	—
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148

6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	—
Other (including finance leases)	252	253
Total principal long-term debt	34,254	31,249
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	8	40
Total long-term debt	34,262	31,289
Less: current portion	1,545	595
Long-term debt, net of current portion	$32,717	$30,694
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt at March 31, 2023 is approximately 14 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	8	12
PRB plans	4	5
Defined contribution plans	372	311
In December 2020, we approved a change to the Raytheon Company domestic defined benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation under the historical formula effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 are based on a cash balance formula.
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	March 31, 2023	December 31, 2022
Noncurrent pension assets (included in Other assets)	$3,527	$3,301
Current pension and PRB liabilities (included in Accrued employee compensation)	307	307
Future pension and postretirement benefit obligations	4,676	4,807

The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	March 31, 2023	December 31, 2022
Noncurrent pension liabilities	$4,004	$4,133
Noncurrent PRB liabilities	612	611
Other pension and PRB related items	60	63
Future pension and postretirement benefit obligations	$4,676	$4,807
The components of net periodic benefit (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended March 31,		PRB Quarter Ended March 31,
(dollars in millions)	2023	2022	2023	2022
Operating expense
Service cost	$55	$118	$1	$2
Non-operating expense
Interest cost	626	382	12	7
Expected return on plan assets	(937)	(890)	(5)	(5)
Amortization of prior service credit	(39)	(42)	—	—
Recognized actuarial net loss (gain)	(95)	77	(8)	(3)
Net settlement, curtailment and special termination benefit (gain) loss	2	(6)	—	—
Non-service pension income	(443)	(479)	(1)	(1)
Total net periodic benefit (income) expense	$(388)	$(361)	$—	$1
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Marketable securities held in trusts	$703	$774
Note 10: Income Taxes
Our effective tax rate was 16.8% and 9.3% in the quarters ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit in addition to a lower tax benefit from stock based compensation in the current quarter.
We conduct business globally and, as a result, Raytheon Technologies or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.
The Examination Divisions of the Internal Revenue Service (IRS) are currently auditing Raytheon Technologies (formerly United Technologies Corporation) tax years 2017 and 2018, pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger, and pre-acquisition Rockwell Collins fiscal tax years 2016, 2017, and 2018. The examination phases of these audits are expected to close in 2023. It is reasonably possible that the expected closure of the examination phase of the Raytheon Technologies 2017 and 2018 tax audit will result in a net income benefit in the range of $185 million to $225 million in 2023. This range includes the effects of adjusting interest accruals and certain tax related indemnity receivables related to the separation and distributions of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). The tax components of this range are included in the revaluation range included below.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $250 million to $375 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
Note 11: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate, and commodity price exposures.
The present value of aggregate notional principal of our outstanding foreign currency hedges was $11.6 billion and $11.2 billion at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, all derivative contracts accounted for as cash flow hedges will mature by February 2030.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$77	$67
	Other accrued liabilities	350	347
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$14	$17
	Other accrued liabilities	39	39
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations in the quarters ended March 31, 2023 and 2022 are presented in “Note 16: Accumulated Other Comprehensive Loss.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of March 31, 2023, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Condensed Consolidated Statement of Operations and is not material.
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$703	$643	$60	$—
Derivative assets	91	—	91	—
Derivative liabilities	389	—	389	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$774	$713	$61	$—
Derivative assets	84	—	84	—
Derivative liabilities	386	—	386	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks.
As of March 31, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$167	$157	$169	$161
Long-term debt (excluding finance leases)	34,175	32,207	31,201	28,049
The following tables provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$157	$—	$157	$—
Long-term debt (excluding finance leases)	32,207	—	32,161	46

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$161	$—	$161	$—
Long-term debt (excluding finance leases)	28,049	—	28,003	46
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature, with commercial paper classified as level 2 and other short-term borrowings classified as level 3 within the fair value hierarchy.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with

Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Current assets	$7,903	$7,609
Noncurrent assets	801	779
Total assets	$8,704	$8,388
Current liabilities	$9,730	$9,154
Noncurrent liabilities	33	19
Total liabilities	$9,763	$9,173
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2034. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of March 31, 2023 and December 31, 2022, the following financial guarantees were outstanding:

	March 31, 2023		December 31, 2022
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$304	$—	$304	$—
Third party guarantees	395	1	335	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $140 million at both March 31, 2023 and December 31, 2022.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $96 million and $97 million at March 31, 2023 and December 31, 2022, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 15: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability, and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant. The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2023 and 2022 were as follows:

(dollars in millions)	2023	2022
Balance as of January 1	$1,109	$1,157
Warranties and performance guarantees issued	69	71
Settlements	(84)	(74)
Other	(1)	—
Balance as of March 31	$1,093	$1,154

Note 15: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of March 31, 2023 and December 31, 2022, we had $795 million and $798 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $15.0 billion and $15.3 billion as of March 31, 2023 and December 31, 2022, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
We also have other contractual commitments to make payments to secure certain contractual rights to provide product on new aircraft platforms. The estimated amount and timing of these payments are generally based on future sales or engine flight hours. Payments made on these contractual commitments are included within intangible assets as exclusivity assets and are amortized over the term of underlying economic benefit. We have entered into certain collaboration arrangements, which may include participation by our collaboration partners in these commitments. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments are capitalized as collaboration intangible assets as payments are made.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.2 billion as of March 31, 2023.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2023, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD), and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations, or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
Tax Treatment of Carrier and Otis Dispositions. Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, results of operations, financial condition, or liquidity in future reporting periods.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations, and litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($888 million at March 31, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($138 million at March 31, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($102 million at March 31, 2023). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second claim. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the two claims are without legal basis and that any damages owed to the U.S. government for the two claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our joint venture known as Thales-Raytheon Systems (TRS) or anyone acting on their behalf in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its ongoing investigation. The Company maintains a rigorous anti-corruption compliance program, and continues to cooperate fully with the SEC’s and DOJ’s inquiries and to examine through our own investigation whether there were any improper payments or any such conduct that was in violation of Raytheon Company policy. At this time, the Company is unable to predict the outcome of the SEC’s or DOJ’s inquiries. Based on the information available to date, however, we cannot reasonably estimate the range of any potential loss or impact to the business that may result, but do not believe that the results of these inquiries will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation, Contract Pricing Disputes and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense (RMD) business since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for three RMD contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a different RMD contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by the DOJ’s ongoing investigation. We continue to make substantial progress in our internal review of the issues raised by the DOJ investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a probable risk of liability for damages, interest and potential penalties and has accrued approximately $290 million for this matter. We are currently unable to estimate an incremental loss, if any, which may result when the DOJ investigation is complete. Based on the information available to date, we do not believe the results of the DOJ investigation or of any pending or potential civil litigation will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Darnis, et al. and Related Matter
As previously disclosed, on August 12, 2020, several former employees of United Technologies Corporation (UTC) or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of

Directors (Geraud Darnis, et al. v. Raytheon Technologies Corporation, et al.). The complaint challenged the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint also claimed that the defendants are liable for breach of certain equity compensation plans and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 13, 2021, Plaintiffs filed an amended complaint which supersedes the initial complaint and continues to assert claims for breach of the equity compensation plans against the Company, Otis, and Carrier, but no longer asserts ERISA claims. Further, no claim is made in the amended complaint against any current or former director of any of the three companies. Plaintiffs seek money damages, attorneys’ fees, and other relief. On September 30, 2022, in response to motions to dismiss filed by the Company, Otis and Carrier, the Court dismissed the class action in its entirety with prejudice. On October 26, 2022, Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit. We continue to believe that this matter will not have a material adverse effect on our results of operations, financial condition, or liquidity. On December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which UTC equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly-traded companies. We believe that the lawsuit lacks merit.
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
After the criminal charges against the individuals were filed, numerous civil class action antitrust lawsuits have been filed against Pratt & Whitney and other corporate and individual defendants in the United States District Court for the District of Connecticut. The allegations in each of the civil lawsuits track the factual assertions in the criminal indictment and generally allege that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs in each of the civil lawsuits seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011. Plaintiffs in each of the lawsuits seek treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. All of the lawsuits have been consolidated and a single amended class action complaint was filed. We believe that the claims asserted lack merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
We also have other commitments and contingent liabilities related to legal proceedings, self-insurance programs, and matters arising out of the normal course of business. We accrue contingencies based upon a range of possible outcomes. If no amount within this range is a better estimate than any other, then we accrue the minimum amount.
In the ordinary course of business, the Company and its subsidiaries are also routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax, and other laws. In some instances, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages, or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our results of operations, financial condition, or liquidity.

Note 16: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	122	(4)	(27)	91
Amounts reclassified, pre-tax	—	(142)	39	(103)
Tax benefit (expense)	1	38	2	41
Balance at March 31, 2023	$(882)	$(890)	$(217)	$(1,989)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended March 31, 2022
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(242)	(11)	31	(222)
Amounts reclassified, pre-tax	2	32	6	40
Tax benefit (expense)	(3)	(4)	(11)	(18)
Balance at March 31, 2022	$(194)	$(1,811)	$(110)	$(2,115)
Note 17: Segment Financial Data
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS, and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. The Company recently announced its intention to streamline the structure of its core businesses into three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. The Company plans to implement the reorganization beginning in July 2023. All segment information included in this Form 10-Q is reflective of the existing four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of March 31, 2023.
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

Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended March 31, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2023	2022	2023	2022	2023	2022
Collins Aerospace	$5,581	$4,824	$794	$440	14.2%	9.1%
Pratt & Whitney	5,230	4,529	415	151	7.9%	3.3%
Raytheon Intelligence & Space	3,565	3,572	324	378	9.1%	10.6%
Raytheon Missiles & Defense	3,671	3,527	328	387	8.9%	11.0%
Total segment	18,047	16,452	1,861	1,356	10.3%	8.2%
Eliminations and other(1)	(833)	(736)	13	(34)
Corporate expenses and other unallocated items(2)	—	—	(43)	(136)
FAS/CAS operating adjustment	—	—	314	378
Acquisition accounting adjustments	—	—	(493)	(484)
Consolidated	$17,214	$15,716	$1,652	$1,080	9.6%	6.9%
(1)    Includes the operating results of certain smaller non-reportable business segments.
(2)    2022 included the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project. Beginning in 2023, LTAMDS results are included in the RMD segment.
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
Segment sales disaggregated by geographic region for the quarters ended March 31, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,648	$2,631	$2,806	$2,459	$4	$10,548	$2,249	$2,312	$2,866	$2,299	$4	$9,730
Europe	1,458	1,120	108	304	—	2,990	1,314	879	107	272	—	2,572
Asia Pacific	556	905	213	376	—	2,050	497	873	163	324	—	1,857
Middle East and North Africa	156	110	36	461	—	763	112	78	81	558	—	829
Other	345	463	31	24	—	863	293	387	36	12	—	728
Consolidated net sales	5,163	5,229	3,194	3,624	4	17,214	4,465	4,529	3,253	3,465	4	15,716
Inter-segment sales	418	1	371	47	(837)	—	359	—	319	62	(740)	—
Business segment sales	$5,581	$5,230	$3,565	$3,671	$(833)	$17,214	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716

Segment sales disaggregated by type of customer for the quarters ended March 31, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Sales to the U.S. government (1)	$1,132	$1,222	$2,742	$2,457	$4	$7,557	$1,051	$1,174	$2,812	$2,297	$4	$7,338
Foreign military sales through the U.S. government	53	332	161	716	—	1,262	54	197	160	765	—	1,176
Foreign government direct commercial sales	240	118	201	445	—	1,004	251	103	204	401	—	959
Commercial aerospace and other commercial sales	3,738	3,557	90	6	—	7,391	3,109	3,055	77	2	—	6,243
Consolidated net sales	5,163	5,229	3,194	3,624	4	17,214	4,465	4,529	3,253	3,465	4	15,716
Inter-segment sales	418	1	371	47	(837)	—	359	—	319	62	(740)	—
Business segment sales	$5,581	$5,230	$3,565	$3,671	$(833)	$17,214	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$4,000	$3,052	$2,510	$3,221	$4	$12,787	$3,482	$2,633	$2,604	$3,139	$4	$11,862
Services	1,163	2,177	684	403	—	4,427	983	1,896	649	326	—	3,854
Consolidated net sales	5,163	5,229	3,194	3,624	4	17,214	4,465	4,529	3,253	3,465	4	15,716
Inter-segment sales	418	1	371	47	(837)	—	359	—	319	62	(740)	—
Business segment sales	$5,581	$5,230	$3,565	$3,671	$(833)	$17,214	$4,824	$4,529	$3,572	$3,527	$(736)	$15,716
RIS and RMD segment sales disaggregated by contract type for the quarters ended March 31, 2023 and 2022 are as follows:

	2023		2022
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,387	$2,095	$1,340	$2,075
Cost-type	1,807	1,529	1,913	1,390
Consolidated net sales	3,194	3,624	3,253	3,465
Inter-segment sales	371	47	319	62
Business segment sales	$3,565	$3,671	$3,572	$3,527

Note 18: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $180 billion as of March 31, 2023. Of the total RPO as of March 31, 2023, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 15 years.
Note 19: Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. The adoption of this standard did not have an impact on our disclosures as we have determined impact of supplier finance programs is not material.
Other new pronouncements issued but not effective until after March 31, 2023 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of Raytheon Technologies for the quarters ended March 31, 2023 and 2022, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 25, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of Raytheon Technologies Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2023, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 25, 2023

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
We operate in four principal business segments: Collins Aerospace (Collins), Pratt & Whitney, Raytheon Intelligence & Space (RIS), and Raytheon Missiles & Defense (RMD). Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” “Raytheon Technologies,” and “RTC” mean Raytheon Technologies Corporation and its subsidiaries.
The Company recently announced its intention to streamline the structure of its core businesses into three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. The Company plans to implement the reorganization beginning in July 2023. All segment information included in this Form 10-Q is reflective of the existing four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of March 31, 2023.
RIS and RMD follow a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended March 31, 2023 and 2022 with respect to RIS or RMD, we are referring to their April 2, 2023 and April 3, 2022 fiscal quarter ends, respectively.
The current status of significant factors affecting our business environment in 2023 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2022 Annual Report on Form 10-K.
Industry Considerations
Our worldwide operations can be affected by industrial, economic, and political factors on both a regional and global level. Our operations include original equipment manufacturer (OEM) and extensive related aftermarket parts and services related to our aerospace operations. Our defense business serves both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers. Our business mix also reflects the combination of shorter cycles in our commercial aerospace spares contracts and certain service contracts in our defense business primarily at RIS, and longer cycles in our aerospace OEM and aftermarket maintenance contracts and on our defense contracts to design, develop, manufacture, or modify complex equipment. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
Government legislation, policies, and regulations can impact our business and operations. Changes in environmental and climate change-related laws or regulations, including regulations on greenhouse gas emissions, carbon pricing, and energy taxes, could lead to new or additional investment in product designs and facility upgrades and could increase our operational and environmental compliance expenditures, including increased energy and raw materials costs and costs associated with manufacturing changes. In addition, government and industry-driven safety and performance regulations, restrictions on aircraft engine noise and emissions, government imposed travel restrictions, and government procurement practices can impact our businesses.
Collins and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles, and the general economic health of airline carriers are key barometers for our commercial aerospace operations. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Many of our aerospace customers are covered under long-term aftermarket service agreements at both Collins and Pratt & Whitney, which are inclusive of both spare parts and services.
RIS, RMD, and the defense operations of Collins and Pratt & Whitney are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. In addition, our defense businesses engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.
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
Global Supply Chain and Labor Markets. Ongoing global supply chain and labor market constraints continue to include materials and parts shortages, including raw material, microelectronics and commodity shortages, as well as delivery delays, labor shortages, distribution problems, and price increases. Current geopolitical conditions, including sanctions and other trade restrictive activities and strained intercountry relations, are contributing to these issues. We have had difficulties procuring necessary materials, including raw materials, components, and other supplies, and services on a timely basis or at all. We have also had difficulties hiring qualified personnel, particularly personnel with specialized engineering experience and security clearances. Our suppliers and subcontractors have been impacted by the same issues, compounding the shortages for us because we rely on them, sometimes as sole-source providers. In addition, the ongoing recovery in commercial air travel has increased demand for our products and services and added to these supply chain and labor market challenges. We work continuously to mitigate the effects of these supply chain and labor constraints through a number of targeted activities and ongoing programs. However, the timing as to when our supply chain and labor challenges will abate is uncertain and subject to a wide range of factors and future developments.
Geopolitical Matters. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers; however, based on information available to date, we do not currently expect these issues will have a material adverse effect on our financial results. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
China previously announced that it may take measures against RTC in connection with certain foreign military sales to Taiwan. On February 16, 2023, China’s Ministry of Commerce announced that it has added RMD to its “unreliable entities list” in connection with certain foreign military sales to Taiwan involving RMD’s products and services, and that it would impose certain sanctions against RMD, including a fine equal to twice the value of the arms that RMD has sold to Taiwan since September 2020. In addition, on September 16, 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTC products and services. RTC is not aware of any specific sanctions against Mr. Hayes. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTC, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of March 31, 2023, our Contract liabilities include approximately $395 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. Commercial air travel continues to recover to varying degrees. While we believe that the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, uncertainty continues with respect to when commercial air traffic capacity will fully return to and/or exceed pre-pandemic levels. Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
See Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K for further discussion of these items.

CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2022 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2023.
RESULTS OF OPERATIONS
As described in our “Cautionary Note Concerning Factors That May Affect Future Results” of this Form 10-Q, our interim period results of operations and period-to-period comparisons of our results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.
We provide the organic change in Net sales and Cost of sales for our consolidated results of operations as well as the organic change in Net sales and Operating profit for our segments. We believe that these non-Generally Accepted Accounting Principles (non-GAAP) measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change in Net sales, Cost of sales, and Operating profit excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-operational items and/or significant operational items that may occur at irregular intervals (Other). Additionally, the organic change in Cost of sales and Operating profit excludes restructuring costs, the FAS/CAS operating adjustment, and costs related to certain acquisition accounting adjustments. Restructuring costs generally arise from severance related to workforce reductions and facility exit costs. We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment.
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net sales	$17,214	$15,716
The factors contributing to the change year-over-year in total net sales for the quarter ended March 31, 2023 are as follows:

(dollars in millions)	Quarter Ended March 31, 2023
Organic(1)	$1,562
Acquisitions and divestitures, net	(34)
Other	(30)
Total change	$1,498
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
Net sales increased $1.6 billion organically in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to higher organic sales of $0.8 billion at Collins, $0.7 billion at Pratt & Whitney, and $0.2 billion at RMD.
See “Segment Review” below for further information by segment.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Net Sales
Products	$12,787	$11,862	74.3%	75.5%
Services	4,427	3,854	25.7%	24.5%
Total net sales	$17,214	$15,716	100%	100%
Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $0.9 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to increases in external products sales of $0.5 billion at Collins, $0.4 billion at Pratt & Whitney, and $0.1 billion at RMD, partially offset by a decrease in external products sales of $0.1 billion at RIS.
Net services sales increased $0.6 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to increases in external services sales of $0.3 billion at Pratt & Whitney, $0.2 billion at Collins, and $0.1 billion at RMD.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Sales to the U.S. government(1)	$7,557	$7,338	43.9%	46.7%
Foreign military sales through the U.S. government	1,262	1,176	7.3%	7.5%
Foreign government direct commercial sales	1,004	959	5.8%	6.1%
Commercial aerospace and other commercial sales	7,391	6,243	42.9%	39.7%
Total net sales	$17,214	$15,716	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Total cost of sales	$13,645	$12,560
Percentage of net sales	79.3%	79.9%
The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2023 are as follows:

(dollars in millions)	Quarter Ended March 31, 2023
Organic(1)	$1,267
Acquisitions and divestitures, net	(25)
Restructuring	22
FAS/CAS operating adjustment	57
Acquisition accounting adjustments	8
Other	(244)
Total change	$1,085
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic increase in total cost of sales of $1.3 billion for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and RMD noted above.
The decrease in other cost of sales of $0.2 billion for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, was primarily driven by the absence of charges recorded during the first quarter of 2022 at Pratt & Whitney and Collins related to impairment of customer financing assets for products under lease, inventory reserves, purchase order obligations, and the impairment of contract fulfillment costs that are no longer recoverable, all due to global sanctions on and export controls with respect to Russia, and the impact of foreign exchange. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information with respect to Russia.
For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Cost of sales
Products	$10,700	$9,820	62.2%	62.5%
Services	2,945	2,740	17.1%	17.4%
Total cost of sales	$13,645	$12,560	79.3%	79.9%
Net products cost of sales increased $0.9 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to increases at Pratt & Whitney, Collins, and RMD all driven by the products sales changes noted above.
Net services cost of sales increased $0.2 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to an increase in external services cost of sales at Collins, Pratt & Whitney, and RMD all driven by the services sales changes noted above.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Company-funded	$607	$635
Percentage of net sales	3.5%	4.0%
Customer-funded (1)	$1,122	$1,086
Percentage of net sales	6.5%	6.9%
(1)    Included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The decrease in company-funded research and development of $28 million for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily driven by a decrease in net expenses related to the Lower Tier Air and Missile Defense Sensor (LTAMDS) project.
The increase in customer-funded research and development of $36 million for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, was primarily driven by higher expenses on various military programs at Collins, partially offset by lower expenses on various programs at RMD and RIS.

Selling, General and Administrative

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Selling, general and administrative	$1,398	$1,469
Percentage of net sales	8.1%	9.3%
Selling, general and administrative expenses decreased $0.1 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily driven by the absence of $71 million of charges recorded in the first quarter of 2022 related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses.

Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Other income, net	$88	$28
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and nonrecurring items.
The increase in Other income, net of $0.1 billion for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to a gain on sale of land during the first quarter of 2023 and the absence of a loss resulting from the exit of our investment in a Russia-based joint venture at Collins recorded in the quarter ended March 31, 2022.
Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Operating profit	$1,652	$1,080
Operating profit margin	9.6%	6.9%
The increase in Operating profit of $0.6 billion for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily driven by the operating performance of our segments and a decrease in Corporate expenses and other unallocated items, partially offset by the change in our FAS/CAS operating adjustment, all of which are described below in “Segment Review.”
Non-service Pension Income

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Non-service pension income	$(444)	$(480)
The change in Non-service pension income of $36 million for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns less than our expected return on plan assets (EROA) assumption, partially offset by an increase in our 2023 EROA assumption.
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Interest expense	$339	$322
Interest income	(10)	(31)
Other non-operating expense (income)(1)	(14)	27
Interest expense, net	$315	$318
Average interest expense rate	4.0%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net in the quarter ended March 31, 2023 was relatively consistent with the quarter ended March 31, 2022. The decrease in Interest income of $21 million was primarily due to the absence of certain tax-related interest reserve adjustments recorded in the quarter ended March 31, 2022. The increase in Interest expense of $17 million was primarily due to the long-term debt issuance in the quarter ended March 31, 2023 and the commercial paper activity in the first quarter of 2023. The change in Other non-operating expense (income) of $41 million was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans.

Income Taxes

	Quarter Ended March 31,
	2023	2022
Effective income tax rate	16.8%	9.3%
Our effective tax rate was 16.8% and 9.3% in the quarters ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit in addition to a lower tax benefit from stock based compensation in the current quarter.

Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Net income from continuing operations attributable to common shareowners	$1,426	$1,103
Diluted earnings per share from continuing operations	$0.97	$0.74
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2023 includes the following:
•acquisition accounting adjustments of $385 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.26.
Net income from continuing operations attributable to common shareowners for the quarter ended March 31, 2022 includes the following:
•acquisition accounting adjustments of $379 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.25; and
•impairment charges and reserve adjustments related to the global sanctions on, and export controls with respect to, Russia of $210 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.14.

Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Net income attributable to common shareowners	$1,426	$1,084
Diluted earnings per share from operations	$0.97	$0.72
The increase in net income attributable to common shareowners and diluted earnings per share from operations for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily driven by the increases in continuing operations, as discussed above.
SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS, and RMD. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below. The Company recently announced its intention to streamline the structure of its core businesses into three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. The Company plans to implement the reorganization beginning in July 2023. All segment information included in this Form 10-Q is reflective of the existing four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of March 31, 2023.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Collins Aerospace	$5,581	$4,824
Pratt & Whitney	5,230	4,529
Raytheon Intelligence & Space	3,565	3,572
Raytheon Missiles & Defense	3,671	3,527
Total segment	18,047	16,452
Eliminations and other	(833)	(736)
Consolidated	$17,214	$15,716
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Collins Aerospace	$794	$440
Pratt & Whitney	415	151
Raytheon Intelligence & Space	324	378
Raytheon Missiles & Defense	328	387
Total segment	1,861	1,356
Eliminations and other	13	(34)
Corporate expenses and other unallocated items (1)	(43)	(136)
FAS/CAS operating adjustment	314	378
Acquisition accounting adjustments	(493)	(484)
Consolidated	$1,652	$1,080
(1)    2022 included the net expenses related to the U.S. Army’s LTAMDS project. Beginning in 2023, LTAMDS results are included in the RMD segment.
Included in segment operating profit are Estimate at Completion (EAC) adjustments, which relate to changes in operating profit and margin due to revisions to total estimated revenues and costs at completion. These changes may reflect improved or deteriorated operating performance, as well as changes in facts and assumptions related to contract options, contract modifications, incentive and award fees associated with program performance, customer activity levels, and other customer-directed changes. For a full description of our EAC process, refer to “Note 4: Changes in Contract Estimates at Completion” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts, and given the types and complexity of the assumptions and estimates we must make on an on-going basis, and the nature of the work required to be performed under our contracts, we have both favorable and unfavorable EAC adjustments in the ordinary course.
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Gross favorable	$303	$374
Gross unfavorable	(427)	(338)
Total net EAC adjustments	$(124)	$36
The change in net EAC adjustments of $160 million in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to unfavorable changes in net EAC adjustments of $61 million at RMD, and $49 million at RIS spread across numerous individual programs with no individual or common significant driver.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.

Backlog and Bookings. Total backlog was approximately $180 billion and $175 billion as of March 31, 2023 and December 31, 2022, respectively, which includes defense backlog of $71 billion and $69 billion as of March 31, 2023 and December 31, 2022, respectively. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $12 billion and $8 billion for the quarters ended March 31, 2023 and 2022, respectively.
Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: the desired capability by the customer and urgency of customer needs, customer budgets and other fiscal constraints, political and economic and other environmental factors, the timing of customer negotiations, and the timing of customer and governmental approvals and notifications. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis.
Collins Aerospace

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Net sales	$5,581	$4,824	16%
Operating profit	794	440	80%
Operating profit margins	14.2%	9.1%
Quarter Ended March 31, 2023 Compared with Quarter Ended March 31, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$811	$(27)	$—	$(27)	$757
Operating profit	212	(1)	—	143	354
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.8 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily relates to higher commercial aerospace aftermarket sales of $0.5 billion, including increases across all aftermarket sales channels, and higher commercial aerospace OEM sales of $0.2 billion. These increases were principally driven by the recovery of commercial air traffic which has resulted in an increase in flight hours, aircraft fleet utilization and OEM production rates. Military sales increased $0.1 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 primarily due to higher material receipts and increased production volume.
The organic operating profit increase of $0.2 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to higher commercial aerospace operating profit of $0.3 billion, principally driven by the higher commercial aerospace aftermarket sales discussed above as well as favorable mix. This increase in commercial aerospace operating profit was partially offset by higher production costs and selling, general and administrative expenses.
The increase in Other operating profit of $0.1 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to the absence of $141 million of pretax charges recorded in the first quarter of 2022 related to increased estimates for credit losses, inventory reserves, recognition of purchase order obligations, and a loss resulting from the exit of our investment in a Russia-based joint venture, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.

Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Net sales	$5,230	$4,529	15%
Operating profit	415	151	175%
Operating profit margins	7.9%	3.3%
Quarter Ended March 31, 2023 Compared with Quarter Ended March 31, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$710	$—	$—	$(9)	$701
Operating profit	111	—	(17)	170	264
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.7 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 reflects higher commercial aftermarket sales of $0.3 billion primarily due to an increase in volume and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.2 billion primarily driven by volume and favorable mix on commercial engine shipments and higher military sales of $0.2 billion primarily driven by the F135 production contract award in the second quarter of 2022 and higher F135 sustainment volume.
The organic operating profit increase of $0.1 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily driven by higher commercial aerospace operating profit of $0.1 billion principally due to the aftermarket sales increase discussed above and includes a $60 million favorable contract matter. These increases were partially offset by lower commercial OEM operating profit driven by the volume increases noted above. The increase in operating profit also includes higher military operating profit primarily driven by the sales increases discussed above.
The increase in Other operating profits of $0.2 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to the absence of $155 million of pretax charges recorded the first quarter of 2022 related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves, and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended March 31, 2023, Pratt & Whitney booked $308 million for F119 sustainment, $224 million for F117 sustainment, $217 million for tanker production Lots 8 and 9, and $213 million for F135 sustainment.
Raytheon Intelligence & Space

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Net sales	$3,565	$3,572	—%
Operating profit	324	378	(14)%
Operating profit margins	9.1%	10.6%
Bookings	$4,295	$2,592	66%
Quarter Ended March 31, 2023 Compared with Quarter Ended March 31, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$6	$—	$(13)	$(7)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$4	$(49)	$—	$(9)	$(54)

Organic sales in the quarter ended March 31, 2023 were relatively consistent with the quarter ended March 31, 2022. Included in the organic change in sales were higher Cyber and Services sales (formerly Cyber, Training and Services), and lower Command, Control and Communications sales.
The decrease in operating profit of $0.1 billion, and the related decrease in operating profit margins, in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, were primarily due to the net unfavorable change in EAC adjustments of $49 million, which was spread across numerous programs, with no individual common or significant driver.
Backlog and Bookings– Backlog was $17 billion at March 31, 2023 and $16 billion at December 31, 2022. In addition to a number of smaller bookings, in the quarter ended March 31, 2023, RIS booked $1.9 billion on a number of classified contracts, $650 million on Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the government of Australia, $275 million on a seven-vehicle missile tracking satellite constellation for the Space Development Agency, and $266 million to deliver airborne radars to an international customer.
Raytheon Missiles & Defense

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Net sales	$3,671	$3,527	4%
Operating profit	328	387	(15)%
Operating profit margins	8.9%	11.0%
Bookings	$5,200	$4,100	27%
Quarter Ended March 31, 2023 Compared with Quarter Ended March 31, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$160	$(7)	$(9)	$144
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$30	$(61)	$(1)	$(27)	$(59)
The organic sales increase of $0.2 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to higher net sales of $0.1 billion from our Advanced Technologies programs, and $0.1 billion from our Air Power programs. The increase in Advanced Technologies programs includes higher net sales on certain classified programs awarded in 2022. The increase in Air Power programs includes higher net sales on the StormBreaker program driven by the award in the first quarter of 2023, primarily driven by the recognition of previously deferred precontract costs.
The decrease in operating profit of $0.1 billion in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, was primarily due to a net unfavorable change in EAC adjustments of $61 million and mix and other performance of $27 million, partially offset by the impact of higher volume of $30 million. The net change in EAC adjustments was driven primarily by an unfavorable impact related to a significant contract option exercised in the first quarter of 2023. The unfavorable change in mix and other performance was spread across numerous programs and includes higher development program mix. The increase in volume was principally driven by the higher net sales on the Advanced Technologies and Air Power programs discussed above. The decrease in operating profit margins in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, was primarily due to the net change in EAC adjustments and the change in mix and other performance discussed above.
Backlog and Bookings– Backlog was $35 billion at March 31, 2023 and $34 billion at December 31, 2022. In addition to a number of smaller bookings, in the quarter ended March 31, 2023, RMD booked $1.2 billion to provide Patriot Air Defense system to Switzerland, $619 million on the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $320 million on StormBreaker for the U.S. Air Force and Navy, $234 million on Naval Strike Missiles (NSM) for the U.S. Navy, and $212 million on Excalibur for the U.S. Army and international customers. In addition to the bookings noted above, RMD booked $827 million on a number of classified contracts.

Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments.
Corporate expenses and other unallocated items consists of costs and certain other unallowable corporate costs not considered part of management’s evaluation of reportable segment operating performance and certain reserves. In addition, in 2022, net costs associated with corporate research and development related to the LTAMDS program were included in Corporate Eliminations and other. Beginning in 2023, the remaining net costs associated with the LTAMDS program are within the RMD segment.

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2023	2022	2023	2022
Eliminations and other	$(833)	$(736)	$13	$(34)
Corporate expenses and other unallocated items	—	—	(43)	(136)
The increase in eliminations and other sales of $97 million in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to an increase in intersegment eliminations, principally driven by Collins and RIS.
The change in eliminations and other operating profit of $47 million in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to a gain on sale of land in the first quarter of 2023.
The change in corporate expenses and other unallocated items operating profit of $93 million in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was primarily due to a decrease in expenses related to the LTAMDS project, which are now included in the RMD segment, and lower restructuring costs.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
FAS service cost (expense)	$(40)	$(91)
CAS expense	354	469
FAS/CAS operating adjustment	$314	$378
The change in our FAS/CAS operating adjustment of $64 million in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 was driven by a $115 million decrease in CAS expense, partially offset by a $51 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that was effective December 31, 2022, and the recognition of historical CAS gain/loss experience. The decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that was effective December 31, 2022. Refer to “Note 9: Employee Benefit Plans” within Item 1 of this Form 10-Q for additional information on the Raytheon Company domestic pension plan change.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Amortization of acquired intangibles	$(495)	$(477)
Amortization of property, plant and equipment fair value adjustment	(16)	(32)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	18	25
Acquisition accounting adjustments	$(493)	$(484)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Collins Aerospace	$(199)	$(206)
Pratt & Whitney	(64)	(57)
Raytheon Intelligence & Space	(80)	(84)
Raytheon Missiles & Defense	(150)	(137)
Total segment	(493)	(484)
Eliminations and other	—	—
Acquisition accounting adjustments	$(493)	$(484)
Acquisition accounting adjustments in the quarter ended March 31, 2023 were relatively consistent with the quarter ended March 31, 2022.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5,893	$6,220
Total debt	34,486	31,914
Total equity	74,347	74,178
Total capitalization (total debt plus total equity)	108,833	106,092
Total debt to total capitalization	32%	30%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in and divestitures of businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
At March 31, 2023, we had cash and cash equivalents of $5.9 billion, of which approximately 34% was held by RTC’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTC will continue to permanently reinvest these earnings.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable market rates.
As of March 31, 2023, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in September 2023. As of March 31, 2023, there were no borrowings outstanding under these agreements.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $0.1 billion of commercial paper outstanding at March 31, 2023. At March 31, 2023 short-term commercial paper borrowings outstanding had a weighted-average interest rate of 4.3%.
There were no repayments of long-term debt during the quarters ended March 31, 2023 and 2022, and there were no issuances of long-term debt during the quarter ended March 31, 2022. We had the following issuances of long-term debt during the quarter ended March 31, 2023:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026 (1)	$500
	5.150% notes due 2033 (1)	1,250
	5.375% notes due 2053 (1)	1,250
(1)    The net proceeds from these issuances will be used to fund repayment at maturity of the 3.650% notes due August 16, 2023 and the 3.700% notes due December 15, 2023, with the remaining proceeds to be used for general corporate purposes.
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 22, 2022, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
The Company offers voluntary supply chain finance (SCF) programs with global financial institutions which enables our suppliers, at their sole discretion, to sell their receivables from the Company to the financial institutions at a rate that leverages our credit rating, which might be beneficial to them. Our suppliers’ participation in the SCF programs does not impact or change our terms and conditions with those suppliers, and therefore, we have no economic interest in a supplier’s decision to participate in the programs. In addition, we do not pay for any of the costs of the programs incurred by those suppliers that choose to participate, and have no direct financial relationship with the financial institutions, as it relates to sales of receivables made by those suppliers. As such, the SCF programs do not impact our working capital, cash flows, or overall liquidity.
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
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net cash flows (used in) provided by operating activities from continuing operations	$(863)	$476
Net cash (used in) provided by operating activities from continuing operations in the quarter ended March 31, 2023 was $1.3 billion lower than the same period in 2022, primarily driven by an unfavorable impact to cash flow from accounts receivable as a result of increased sales volume and related factoring activity, and an increase in contract assets driven by sales in excess of billings at RMD, Pratt & Whitney, and RIS. These impacts were partially offset by the increase in net income after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation costs, and net periodic pension and other postretirement income. Included in the change in accounts payable and accrued liabilities was an increase in collaborator payables at Pratt & Whitney, which was mostly offset by an increase in collaborator receivables, included in accounts receivable, due to the timing of settlements.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $0.4 billion in cash provided by operating activities during the quarter ended March 31, 2023, compared to an increase of approximately $0.5 billion in cash provided by operating activities during the quarter ended March 31, 2022. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
We made net tax payments of $171 million and $133 million in the quarters ended March 31, 2023 and 2022, respectively.

Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net cash flows used in investing activities from continuing operations	$(579)	$(518)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets, and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $0.1 billion increase in cash flows used in investing activities from continuing operations in the quarter ended March 31, 2023 compared to in the quarter ended March 31, 2022 primarily related to an increase in capital expenditures and other intangible assets, both of which are described below, partially offset by proceeds from a land sale in the first quarter of 2023.
Capital expenditures in the quarter ended March 31, 2023 increased by $81 million from the quarter ended March 31, 2022 primarily due to investments in production facilities at Pratt & Whitney.
Customer financing assets receipts (payments), net were receipts of $28 million and payments of $19 million in the quarters ended March 31, 2023 and 2022, respectively, and included purchases and sales of engines in our leased asset pool as well as customer financing activity.
During the quarters ended March 31, 2023 and 2022, we increased other intangible assets by approximately $154 million and $82 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
As discussed in “Note 11: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts and options, to manage certain foreign currency, interest rate, and commodity price exposures. During the quarters ended March 31, 2023 and 2022, we had net cash payments of $13 million and $33 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2023	2022
Net cash flows provided by (used in) financing activities from continuing operations	$1,096	$(1,745)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $2.8 billion change in cash flows provided by (used in) financing activities from continuing operations in the quarter ended March 31, 2023 compared to in the quarter ended March 31, 2022 was primarily driven by long-term debt issuances of $3.0 billion, offset by repayments of commercial paper, net of $0.4 billion. Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and commercial paper.
At March 31, 2023, management had remaining authority to repurchase approximately $5.4 billion of our common stock under the December 12, 2022 share repurchase program. Under the 2022 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.

Our share repurchases were as follows:

	Quarter Ended March 31,
(dollars in millions; shares in thousands)	2023		2022
	$	Shares	$	Shares
Shares of common stock repurchased (1)	$562	5,714	$743	7,758
(1)    Relates to share repurchases that were settled in cash during the period.
Our Board of Directors authorized the following cash dividends:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Dividends paid per share of common stock	$0.550	$0.510
Total dividends paid	$790	$745
On April 24, 2023, the Board of Directors declared a dividend of $0.59 per share payable June 15, 2023 to shareowners of record at the close of business on May 19, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2023. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2022 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, including related to financial market conditions, bank failures and other banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks;
•risks associated with U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a continuing resolution, a government shutdown, the debt ceiling or measures taken to avoid a government default, or otherwise, and uncertain funding of programs;
•challenges in the development, production, delivery, and support of Raytheon Technologies Corporation (RTC) advanced technologies and new products and services and the realization of the anticipated benefits (including our expected returns under customer contracts), as well as the challenges of operating in RTC’s highly-competitive industries;
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
•the ability of RTC to attract, train, and retain qualified personnel and maintain its culture and high ethical standards, and ability of our personnel to continue to operate our facilities and businesses around the world;
•the effect of and risks relating to the coronavirus disease 2019 (COVID-19) pandemic on RTC’s business, supply chain, operations, and the industries in which it operates, including the decrease in global air travel, and the timing and extent of the recovery from COVID-19;
•the scope, nature, timing, and challenges of managing acquisitions, investments, divestitures, and other transactions, including the realization of synergies and opportunities for growth and innovation, the assumption of liabilities, and other risks and incurrence of related costs and expenses;
•compliance with legal, environmental, regulatory, and other requirements, including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anticorruption requirements, such as the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations in the U.S. and other countries in which RTC and its businesses operate;
•the outcome of pending, threatened and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes;
•factors that could impact RTC’s ability to engage in desirable capital-raising or strategic transactions, including its capital structure, levels of indebtedness, capital expenditures, and research and development spending, and the availability of credit, credit market conditions including the cost of debt, and other factors;
•uncertainties associated with the timing and scope of future repurchases by RTC of its common stock or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•risks relating to realizing expected benefits from RTC strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;

•risks relating to the integration of the legacy businesses of United Technologies Corporation (UTC) and Raytheon Company in connection with the Raytheon merger, and the realization of the anticipated benefits of those transactions;
•risks of additional tax exposures due to new tax legislation or other developments in the U.S. and other countries in which RTC and its businesses operate;
•risks relating to RTC product performance, including quality, reliability, or durability;
•risks relating to a RTC product safety failure or other failure affecting RTC’s or its customers’ or suppliers’ products or systems;
•risks relating to cyber-attacks on RTC’s information technology infrastructure, products, suppliers, customers, and partners, threats to RTC facilities and personnel, as well as other events outside of RTC’s control such as public health crises, damaging weather, or other acts of nature;
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
In addition, this Form 10-Q includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments,” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations”, “Critical Accounting Estimates,” and “Government Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding material legal proceedings.
Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2022 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition, or future results set forth under Item 1A in our 2022 Annual Report on Form 10-K (2022 Form 10-K). Except for the risk factors discussed below, there have been no material changes from the factors disclosed in our 2022 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).
Geopolitical factors and changes in policies and regulations could adversely affect our business. Our international sales and operations are sensitive to changes in foreign national priorities, foreign government budgets, and regional and local political and economic factors, including volatility in energy prices or supply, political or civil unrest, changes in threat environments and political relations, geopolitical uncertainties, and changes in U.S. foreign policy. Our international sales and operations are also sensitive to changes in foreign government laws, regulations and policies, including those related to tariffs, sanctions, embargoes, export and import controls and other trade restrictions. Events such as increased trade restrictions or retaliatory trade policies, renegotiation of existing trade agreements, or regime change can affect demand for our products and services, the competitive position of our products, our supply chain, and our ability to manufacture or sell products in certain countries. Further, operations in emerging market countries are subject to additional risks, including volatility in gross domestic product and rates of economic growth, government instability, cultural differences (such as employment and business practices), the imposition of exchange and capital controls, and risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
Of note, China has announced sanctions against Raytheon Missiles & Defense (RMD), and previously announced it may take measures against Raytheon Technologies Corporation (RTC), in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD include a fine equal to twice the value of the arms that RMD has sold to Taiwan since September 2020. In addition, China has indicated that it decided to sanction our Chairman and Chief Executive Officer Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTC products and services. If China were to enforce sanctions, impose additional sanctions, or take other regulatory action against RTC, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. The impact of the announced sanctions or other potential sanctions, or other actions by China is uncertain. Our businesses have sold, and are expected to sell in the future, additional defense products to Taiwan from time to time, and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales. Moreover, the Chinese government has generally expanded its ability to restrict China-related import, export and investment activities, which may have an adverse impact on our ability to conduct business or sell our commercial aerospace products in China. In addition, in response to the Russian military’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2023.

2023	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	1,475	$98.69	1,475	$5,822
February 1 - February 28	1,827	99.41	1,827	5,641
March 1 - March 31	2,616	97.37	2,616	5,386
Total	5,918	$98.33	5,918
On December 12, 2022, our Board of Directors authorized a share repurchase program for up to $6 billion of our common stock, replacing the previous program announced on December 7, 2021. Under the 2022 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended March 31, 2023.
Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	2023 Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.2	2023 Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.3	2023 Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.4	2023 Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters ended March 31, 2023 and 2022, (iii) Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the quarters ended March 31, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the quarters ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON TECHNOLOGIES CORPORATION (Registrant)

Dated:	April 25, 2023	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 25, 2023	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)