Form 10-Q
period 2023-06-30
RTX Corp
filed 2023-07-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-00812
____________________________________
RTX CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	06-0570975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Wilson Boulevard,	Arlington,	Virginia	22209
(Address of principal executive offices)			(Zip Code)

(781)	522-3000
(Registrant’s telephone number, including area code)

Raytheon Technologies Corporation
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
At June 30, 2023 there were 1,455,514,944 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2023

RTX Corporation and its subsidiaries’ names, abbreviations thereof, logos, and products and services designators are all either the registered or unregistered trademarks or tradenames of RTX Corporation and its subsidiaries. Names, abbreviations of names, logos, and products and services designators of other companies are either the registered or unregistered trademarks or tradenames of their respective owners. References to internet web sites in this Form 10-Q are provided for convenience only. Information available through these web sites is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net Sales:
Products sales	$13,411	$12,258	$26,198	$24,120
Services sales	4,904	4,056	9,331	7,910
Total net sales	18,315	16,314	35,529	32,030
Costs and Expenses:
Cost of sales - products	11,089	10,040	21,789	19,860
Cost of sales - services	3,429	2,816	6,374	5,556
Research and development	729	698	1,336	1,333
Selling, general and administrative	1,635	1,424	3,033	2,893
Total costs and expenses	16,882	14,978	32,532	29,642
Other income, net	25	17	113	45
Operating profit	1,458	1,353	3,110	2,433
Non-operating expense (income), net:
Non-service pension income	(447)	(474)	(891)	(954)
Interest expense, net	333	329	648	647
Total non-operating expense (income), net	(114)	(145)	(243)	(307)
Income from continuing operations before income taxes	1,572	1,498	3,353	2,740
Income tax expense	213	160	513	276
Net income from continuing operations	1,359	1,338	2,840	2,464
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	32	34	87	57
Net income from continuing operations attributable to common shareowners	1,327	1,304	2,753	2,407
Loss from discontinued operations attributable to common shareowners	—	—	—	(19)
Net income attributable to common shareowners	$1,327	$1,304	$2,753	$2,388

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.91	$0.88	$1.89	$1.62
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to common shareowners	$0.91	$0.88	$1.89	$1.61
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.90	$0.88	$1.87	$1.61
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to common shareowners	$0.90	$0.88	$1.87	$1.60
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net income from continuing and discontinued operations	$1,359	$1,338	$2,840	$2,445
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	404	(708)	526	(948)
Pension and postretirement benefit plans adjustments	(183)	47	(329)	68
Change in unrealized cash flow hedging	285	(182)	297	(145)
Other comprehensive income (loss), before tax	506	(843)	494	(1,025)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(19)	27	22	9
Other comprehensive income (loss), net of tax	487	(816)	516	(1,016)
Comprehensive income	1,846	522	3,356	1,429
Less: Comprehensive income attributable to noncontrolling interest	32	34	87	57
Comprehensive income attributable to common shareowners	$1,814	$488	$3,269	$1,372
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,391	$6,220
Accounts receivable, net	9,903	9,108
Contract assets	12,970	11,534
Inventory, net	11,997	10,617
Other assets, current	5,654	4,964
Total current assets	45,915	42,443
Customer financing assets	2,457	2,603
Fixed assets	30,175	29,116
Accumulated depreciation	(14,880)	(13,946)
Fixed assets, net	15,295	15,170
Operating lease right-of-use assets	1,812	1,829
Goodwill	54,122	53,840
Intangible assets, net	36,234	36,823
Other assets	6,326	6,156
Total assets	$162,161	$158,864
Liabilities, Redeemable Noncontrolling Interest and Equity
Current Liabilities
Short-term borrowings	$1,076	$625
Accounts payable	10,128	9,896
Accrued employee compensation	2,121	2,401
Other accrued liabilities	11,719	10,999
Contract liabilities	15,162	14,598
Long-term debt currently due	1,554	595
Total current liabilities	41,760	39,114
Long-term debt	32,723	30,694
Operating lease liabilities, non-current	1,570	1,586
Future pension and postretirement benefit obligations	4,579	4,807
Other long-term liabilities	7,442	8,449
Total liabilities	88,074	84,650
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	31	36
Shareowners’ Equity:
Common stock	38,228	37,939
Treasury stock	(16,713)	(15,530)
Retained earnings	52,489	52,269
Unearned ESOP shares	(22)	(28)
Accumulated other comprehensive loss	(1,502)	(2,018)
Total shareowners’ equity	72,480	72,632
Noncontrolling interest	1,576	1,546
Total equity	74,056	74,178
Total liabilities, redeemable noncontrolling interest and equity	$162,161	$158,864
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Operating Activities:
Net income from continuing operations	$2,840	$2,464
Adjustments to reconcile net income from continuing operations to net cash flows (used in) provided by operating activities:
Depreciation and amortization	2,078	2,013
Deferred income tax benefit	(700)	(1,147)
Stock compensation cost	212	212
Net periodic pension and other postretirement income	(778)	(714)
Change in:
Accounts receivable	(699)	(790)
Contract assets	(1,430)	(525)
Inventory	(1,322)	(1,033)
Other current assets	(634)	(353)
Accounts payable and accrued liabilities	(149)	2,109
Contract liabilities	255	(309)
Other operating activities, net	183	(165)
Net cash flows (used in) provided by operating activities from continuing operations	(144)	1,762
Investing Activities:
Capital expenditures	(1,046)	(918)
Dispositions of businesses, net of cash transferred	—	88
Customer financing assets receipts (payments), net	42	(7)
Increase in other intangible assets	(314)	(185)
Receipts (payments) from settlements of derivative contracts, net	45	(151)
Other investing activities, net	71	37
Net cash flows used in investing activities from continuing operations	(1,202)	(1,136)
Financing Activities:
Issuance of long-term debt	2,974	—
Repayment of long-term debt	(3)	(2)
Change in commercial paper, net (Note 8)	470	—
Change in other short-term borrowings, net	(24)	(17)
Dividends paid on common stock	(1,634)	(1,543)
Repurchase of common stock	(1,158)	(1,779)
Other financing activities, net	(157)	(286)
Net cash flows provided by (used in) financing activities from continuing operations	468	(3,627)
Effect of foreign exchange rate changes on cash and cash equivalents	19	(20)
Net decrease in cash, cash equivalents and restricted cash	(859)	(3,021)
Cash, cash equivalents and restricted cash, beginning of period	6,291	7,853
Cash, cash equivalents and restricted cash, end of period	5,432	4,832
Less: Restricted cash, included in Other assets, current and Other assets	41	65
Cash and cash equivalents, end of period	$5,391	$4,767
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2023	2022	2023	2022
Equity beginning balance	$74,347	$73,986	$74,178	$74,664
Common Stock
Beginning balance	38,031	37,504	37,939	37,483
Common stock plans activity	198	169	290	203
Purchase of subsidiary shares from noncontrolling interest, net	(1)	—	(1)	(13)
Ending balance	38,228	37,673	38,228	37,673
Treasury Stock
Beginning balance	(16,112)	(13,483)	(15,530)	(12,727)
Common stock repurchased	(601)	(1,056)	(1,183)	(1,812)
Ending balance	(16,713)	(14,539)	(16,713)	(14,539)
Retained Earnings
Beginning balance	52,891	50,592	52,269	50,265
Net income	1,327	1,304	2,753	2,388
Dividends on common stock	(1,687)	(1,597)	(2,477)	(2,342)
Dividends on ESOP common stock	(29)	(27)	(42)	(40)
Other	(13)	(1)	(14)	—
Ending balance	52,489	50,271	52,489	50,271
Unearned ESOP Shares
Beginning balance	(26)	(36)	(28)	(38)
Common stock plans activity	4	3	6	5
Ending balance	(22)	(33)	(22)	(33)
Accumulated Other Comprehensive Loss
Beginning balance	(1,989)	(2,115)	(2,018)	(1,915)
Other comprehensive income (loss), net of tax	487	(816)	516	(1,016)
Ending balance	(1,502)	(2,931)	(1,502)	(2,931)
Noncontrolling Interest
Beginning balance	1,552	1,524	1,546	1,596
Net income	32	34	87	57
Less: Redeemable noncontrolling interest net income	(1)	(2)	(3)	(3)
Dividends attributable to noncontrolling interest	(7)	(11)	(51)	(75)
Purchase of subsidiary shares from noncontrolling interest, net	—	—	—	(19)
Disposition of noncontrolling interest, net	—	(2)	(3)	(13)
Capital contributions	—	6	—	6
Ending balance	1,576	1,549	1,576	1,549
Equity at June 30	$74,056	$71,990	$74,056	$71,990
Supplemental share information
Shares of common stock issued under employee plans, net	410	463	1,230	2,280
Shares of common stock repurchased	6,036	11,163	11,954	19,046
Dividends declared per share of common stock	$1.180	$1.100	$1.730	$1.610
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2023 and for the quarters and six months ended June 30, 2023 and 2022 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2022 Annual Report on Form 10-K.
We reclassified certain immaterial prior period amounts within the Condensed Consolidated Statement of Cash Flows to conform to our current period presentation.
Effective July 17, 2023, we changed our legal name from Raytheon Technologies Corporation to RTX Corporation.
Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) follow a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2023 and 2022 with respect to RIS or RMD, we are referring to their July 2, 2023 and July 3, 2022 fiscal quarter ends, respectively.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Effective July 1, 2023, we streamlined the structure of our core businesses from four principal business segments to three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. All segment information included in this Form 10-Q is reflective of the four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of June 30, 2023. See “Note 20: Subsequent Events” for additional information.
Russia Sanctions. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers. As a result of these sanctions on Russia and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax, and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivable and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. We believe the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, and expect to fully return to and/or exceed pre-pandemic levels as we exit 2023. Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.

Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2023
Collins Aerospace	$30,719	$—	$282	$31,001
Pratt & Whitney	1,563	—	—	1,563
Raytheon Intelligence & Space	9,841	—	—	9,841
Raytheon Missiles & Defense	11,700	—	—	11,700
Total Segments	53,823	—	282	54,105
Eliminations and other	17	—	—	17
Total	$53,840	$—	$282	$54,122
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2023		December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,663	$(1,531)	$5,536	$(1,408)
Exclusivity assets	3,151	(343)	2,911	(323)
Developed technology and other	1,220	(593)	1,202	(544)
Customer relationships	29,839	(9,836)	29,775	(8,967)
	39,873	(12,303)	39,424	(11,242)
Indefinite-lived:
Trademarks and other	8,664	—	8,641	—
Total	$48,537	$(12,303)	$48,065	$(11,242)
Amortization of intangible assets for the quarters and six months ended June 30, 2023 and 2022 was $510 million and $1,019 million and $467 million and $954 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2023 through 2028:

(dollars in millions)	Remaining 2023	2024	2025	2026	2027	2028
Amortization expense	$973	$2,203	$2,089	$2,007	$1,891	$1,776
On July 20, 2023, we entered into a definitive agreement to sell our actuation systems portfolio within our Collins segment for approximately $1.8 billion in cash. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.

Note 3: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to common shareowners:
Income from continuing operations	$1,327	$1,304	$2,753	$2,407
Loss from discontinued operations	—	—	—	(19)
Net income attributable to common shareowners	$1,327	$1,304	$2,753	$2,388
Basic weighted average number of shares outstanding	1,457.5	1,479.2	1,459.9	1,482.9
Stock awards and equity units (share equivalent)	11.2	10.4	11.6	10.8
Diluted weighted average number of shares outstanding	1,468.7	1,489.6	1,471.5	1,493.7
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income from continuing operations	$0.91	$0.88	$1.89	$1.62
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to common shareowners	$0.91	$0.88	$1.89	$1.61
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income from continuing operations	$0.90	$0.88	$1.87	$1.61
Loss from discontinued operations	—	—	—	(0.01)
Net income attributable to common shareowners	$0.90	$0.88	$1.87	$1.60
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For both the quarter and six months ended June 30, 2023, the number of stock awards excluded from the computation was 4.0 million. For the quarter and six months ended June 30, 2022, the number of stock awards excluded from the computation was 3.4 million and 5.4 million, respectively.
Note 4: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Total net sales	$(29)	$(19)	$(69)	$78
Operating profit	(30)	(41)	(154)	(5)
Income from continuing operations attributable to common shareowners(1)	(24)	(32)	(122)	(4)
Diluted earnings per share from continuing operations attributable to common shareowners (1)	$(0.02)	$(0.02)	$(0.08)	$—
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
Accounts receivable	$10,289	$9,560
Allowance for expected credit losses	(386)	(452)
Total accounts receivable, net	$9,903	$9,108
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Contract assets	$12,970	$11,534
Contract liabilities	(15,162)	(14,598)
Net contract liabilities	$(2,192)	$(3,064)
Contract assets increased $1,436 million during the six months ended June 30, 2023 primarily due to sales in excess of billings on certain contracts at RMD and Pratt & Whitney, partially offset by a decrease in contract assets driven by a customer insolvency charge at Pratt & Whitney. Contract liabilities increased $564 million during the six months ended June 30, 2023 primarily due to billings in excess of sales on certain contracts at Pratt & Whitney. We recognized revenue of $1.5 billion and $3.4 billion during the quarter and six months ended June 30, 2023, respectively, related to contract liabilities as of January 1, 2023 and $1.2 billion and $3.0 billion during the quarter and six months ended June 30, 2022, respectively, related to contract liabilities as of January 1, 2022.
As of June 30, 2023, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for expected credit losses of $256 million and $318 million as of June 30, 2023 and December 31, 2022, respectively.

Note 7: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
Raw materials	$3,931	$3,477
Work-in-process	4,186	3,839
Finished goods	3,880	3,301
Total inventory, net	$11,997	$10,617
Note 8: Borrowings and Lines of Credit
As of June 30, 2023, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in September 2023. As of June 30, 2023, there were no borrowings outstanding under these agreements.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $1.0 billion and $0.5 billion of commercial paper borrowings outstanding at June 30, 2023 and December 31, 2022, respectively, which is reflected in Short-term borrowings in our Condensed Consolidated Balance Sheet. At June 30, 2023 and December 31, 2022, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 5.5% and 4.4%, respectively.
During the six months ended June 30, 2023, we had no new commercial paper borrowings with maturities greater than 90 days. During the six months ended June 30, 2023, we made $200 million in repayments of commercial paper with maturities greater than 90 days. During the six months ended June 30, 2022, we had no commercial paper borrowings or repayments with original maturities more than 90 days from the date of issuance.
We had the following issuances of long-term debt during the six months ended June 30, 2023:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250

Long-term debt consisted of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
3.650% notes due 2023 (1)	$171	$171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
5.000% notes due 2026 (1)	500	—
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000

7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	544	531
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	—
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	—
Other (including finance leases)	262	253
Total principal long-term debt	34,271	31,249
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	6	40
Total long-term debt	34,277	31,289
Less: current portion	1,554	595
Long-term debt, net of current portion	$32,723	$30,694
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt at June 30, 2023 is approximately 14 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	20	18	28	30
PRB plans	8	4	12	9
Defined contribution plans	317	251	689	562

In December 2020, we approved a change to the Raytheon Company domestic defined benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation under the historical formula effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 are based on a cash balance formula. This plan change resulted in lower pension service cost beginning January 1, 2023.
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2023	December 31, 2022
Noncurrent pension assets (included in Other assets)	$3,770	$3,301
Current pension and PRB liabilities (included in Accrued employee compensation)	307	307
Future pension and postretirement benefit obligations	4,579	4,807
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2023	December 31, 2022
Noncurrent pension liabilities	$3,914	$4,133
Noncurrent PRB liabilities	605	611
Other pension and PRB related items	60	63
Future pension and postretirement benefit obligations	$4,579	$4,807
The components of net periodic benefit (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended June 30,		PRB Quarter Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Operating expense
Service cost	$56	$118	$1	$2
Non-operating expense
Interest cost	627	380	12	7
Expected return on plan assets	(938)	(888)	(5)	(6)
Amortization of prior service credit	(40)	(41)	—	—
Recognized actuarial net loss (gain)	(95)	77	(8)	(3)
Net settlement, curtailment and special termination benefit (gain) loss	—	—	—	—
Non-service pension income	(446)	(472)	(1)	(2)
Total net periodic benefit (income) expense	$(390)	$(354)	$—	$—

	Pension Benefits Six Months Ended June 30,		PRB Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Operating expense
Service cost	$111	$236	$2	$4
Non-operating expense
Interest cost	1,253	762	24	14
Expected return on plan assets	(1,875)	(1,778)	(10)	(11)
Amortization of prior service cost (credit)	(79)	(83)	—	—
Recognized actuarial net loss (gain)	(190)	154	(16)	(6)
Net settlement, curtailment and special termination benefit loss	2	(6)	—	—
Non-service pension (income) expense	(889)	(951)	(2)	(3)
Total net periodic benefit (income) expense	$(778)	$(715)	$—	$1
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Marketable securities held in trusts	$719	$774
Note 10: Income Taxes
Our effective tax rate for the quarter and six months ended June 30, 2023 was 13.5% and 15.3%, respectively, as compared to 10.7% and 10.1% for the quarter and six months ended June 30, 2022, respectively. The increase in the 2023 effective tax rates for both the quarter and year to date periods as compared to respective prior year periods is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit. In addition, the effective tax rate for the six months ended June 30, 2023 reflects a lower tax benefit from stock based compensation as compared to the six months ended June 30, 2022.
We conduct business globally and, as a result, RTX or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.
The Examination Division of the Internal Revenue Service (IRS) is currently auditing RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The examination phase of these audits is expected to close in 2023.
The Company currently believes that it is reasonably possible that the closure of the RTX 2017 and 2018 audit and Rockwell Collins years 2016, 2017, and 2018 audit will result in a net income benefit in the range of $225 million to $315 million. This range includes the effects of adjusting interest accruals and certain tax related indemnity receivables related to the separation and distributions of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). The tax components of this range are included in the revaluation range included below. Given the current examination status of the Raytheon Company audit, there is currently insufficient information to estimate the potential net income impact of that audit.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $250 million to $350 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.

Note 11: Financial Instruments
We enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts, and options, to manage certain foreign currency, interest rate, and commodity price exposures.
The present value of aggregate notional principal of our outstanding foreign currency hedges was $12.7 billion and $11.2 billion at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, all derivative contracts accounted for as cash flow hedges will mature by February 2030.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$197	$67
	Other accrued liabilities	172	347
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$42	$17
	Other accrued liabilities	28	39
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations in the quarters and six months ended June 30, 2023 and 2022 are presented in “Note 16: Accumulated Other Comprehensive Loss.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of June 30, 2023, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Condensed Consolidated Statement of Operations and is not significant.
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	June 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$719	$658	$61	$—
Derivative assets	239	—	239	—
Derivative liabilities	200	—	200	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$774	$713	$61	$—
Derivative assets	84	—	84	—
Derivative liabilities	386	—	386	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.

As of June 30, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$103	$99	$169	$161
Long-term debt (excluding finance leases)	34,180	31,583	31,201	28,049
The following tables provides the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$99	$—	$99	$—
Long-term debt (excluding finance leases)	31,583	—	31,537	46

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$161	$—	$161	$—
Long-term debt (excluding finance leases)	28,049	—	28,003	46
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature, with commercial paper classified as level 2 and other short-term borrowings classified as level 3 within the fair value hierarchy.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC, and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Current assets	$7,895	$7,609
Noncurrent assets	821	779
Total assets	$8,716	$8,388
Current liabilities	$9,191	$9,154
Noncurrent liabilities	24	19
Total liabilities	$9,215	$9,173
Note 14: Guarantees
We extend a variety of financial, market value and product performance guarantees to third parties. These instruments expire on various dates through 2036. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of June 30, 2023 and December 31, 2022, the following financial guarantees were outstanding:

	June 30, 2023		December 31, 2022
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$304	$—	$304	$—
Third party guarantees	405	1	335	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $140 million at both June 30, 2023 and December 31, 2022.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $95 million and $97 million at June 30, 2023 and December 31, 2022, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 15: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2023 and 2022 were as follows:

(dollars in millions)	2023	2022
Balance as of January 1	$1,109	$1,157
Warranties and performance guarantees issued	124	128
Settlements	(160)	(131)
Other	6	(11)
Balance as of June 30	$1,079	$1,143
Product and service guarantees incurred in connection with long term production contracts and certain aftermarket arrangements are generally accounted for within the contract estimates at completion.
Note 15: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of June 30, 2023 and December 31, 2022, we had $773 million and $798 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.8 billion and $15.3 billion as of June 30, 2023 and December 31, 2022, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.2 billion as of June 30, 2023.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2023, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.8 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($934 million at June 30, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($143 million at June 30, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($109 million at June 30, 2023). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second claim. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the two claims are without legal basis and that any damages owed to the U.S. government for the two claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.

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
DOJ Investigation, Contract Pricing Disputes and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense (RMD) business since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for three RMD contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a different RMD contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by the DOJ’s ongoing investigation. We continue to make substantial progress in our internal review of the issues raised by the DOJ investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a probable risk of liability for damages, interest and potential penalties and has accrued approximately $295 million for this matter. We are currently unable to estimate an incremental loss, if any, which may result when the DOJ investigation is complete. Based on the information available to date, we do not believe the results of the DOJ investigation or of any pending or potential civil litigation will have a material adverse effect on our results of operations, financial condition, or liquidity.
Four shareholder lawsuits were filed against the Company after the DOJ investigation was first disclosed. A putative securities class action lawsuit was filed in the United States District Court for the District of Arizona against the Company and certain of its executives alleging that the defendants violated federal securities laws by making material misstatements in regulatory filings regarding internal controls over financial reporting in RMD. That lawsuit was recently dismissed with prejudice. No appeal was filed so the case is concluded. Three shareholder derivative lawsuits were also filed in the United States District Court for the District of Delaware against the former Raytheon Company Board of Directors, the Company and certain of its executives, each alleging that defendants violated federal securities laws and breached their fiduciary duties by engaging in improper accounting practices, failing to implement sufficient internal financial and compliance controls, and making a series of false and misleading statements in regulatory filings. Those shareholder derivative lawsuits were consolidated and remain pending. We continue to believe that the consolidated action lacks merit.
Darnis, et al. and Related Matter
As previously disclosed, on August 12, 2020, several former employees of United Technologies Corporation (UTC) or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors. The complaint challenged the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint also claimed that the defendants are liable for breach of certain equity compensation plans and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 13, 2021, Plaintiffs filed an amended complaint which supersedes the initial complaint and continues to assert claims for breach of the equity compensation plans against the Company, Otis, and Carrier, but no longer asserts ERISA claims. Further, no claim is made in the amended complaint against any current or former director of any of the three companies. Plaintiffs seek money damages, attorneys’ fees, and other relief. On September 30, 2022, in response to motions to dismiss filed by the Company, Otis and Carrier, the Court dismissed the class action in its entirety with prejudice. On October 26, 2022, Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit. We continue to believe that this matter will not have a material adverse effect on our results of operations, financial condition, or liquidity. On December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which UTC equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly-traded companies. We believe that the lawsuit lacks merit.
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
On April 28, 2023, during a jury trial, the Court entered a judgment of acquittal in favor of the former Pratt & Whitney employee and all other defendants, finding that the DOJ did not prove the charges set forth in the indictment. The judgment of acquittal cannot be appealed and is a final resolution of the criminal indictment. On June 29, 2023, the DOJ advised the Company in writing that it no longer regards the Company, its divisions and affiliates, and any current or former employees of the Company and its divisions and affiliates, as targets of the DOJ investigation. While we will continue to cooperate with any ongoing investigation, we believe in light of the DOJ’s June 29th letter that no criminal charges will be filed against the Company, its divisions or affiliates, or any current or former employees.
After the criminal charges against the individuals were first filed, numerous civil class action antitrust lawsuits were filed against Pratt & Whitney and other corporate and individual defendants in the United States District Court for the District of Connecticut. The allegations in each of the civil lawsuits track the factual assertions in the criminal indictment and generally allege that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs in each of the civil lawsuits seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011. Plaintiffs in each of the lawsuits seek treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. All of the lawsuits have been consolidated and a single amended class action complaint was filed. We believe that the claims asserted lack merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Pratt & Whitney has determined that a rare condition in powdered metal used to manufacture certain engine parts will require accelerated fleet inspection. This does not impact engines currently being produced. As a result, the business anticipates that a significant portion of the PW1100G-JM fleet, which powers the A320neo, will require engine removals and inspections within the next nine to twelve months, including approximately 200 accelerated removals by mid-September of this year. The financial impact associated with these removals and inspections is subject to a wide range of factors. The Company is performing additional engineering analysis and fleet management planning that will further inform those factors which includes evaluating the timing and results of required inspections, workscope and impact on our customers. These removals and inspections may have the effect of increasing cost estimates in our long-term contracts. Potential cost growth related to this matter could have a material effect on the Company’s results of operations for the periods in which it is recognized.
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

Note 16: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2023
Balance at March 31, 2023	$(882)	$(890)	$(217)	$(1,989)
Other comprehensive income (loss) before reclassifications, net	404	(40)	260	624
Amounts reclassified, pre-tax	—	(143)	25	(118)
Tax benefit (expense)	2	38	(59)	(19)
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	526	(44)	233	715
Amounts reclassified, pre-tax	—	(285)	64	(221)
Tax benefit (expense)	3	76	(57)	22
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended June 30, 2022
Balance at March 31, 2022	$(194)	$(1,811)	$(110)	$(2,115)
Other comprehensive income (loss) before reclassifications, net	(708)	14	(199)	(893)
Amounts reclassified, pre-tax	—	33	17	50
Tax benefit (expense)	(6)	(8)	41	27
Balance at June 30, 2022	$(908)	$(1,772)	$(251)	$(2,931)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(950)	3	(168)	(1,115)
Amounts reclassified, pre-tax	2	65	23	90
Tax benefit (expense)	(9)	(12)	30	9
Balance at June 30, 2022	$(908)	$(1,772)	$(251)	$(2,931)
Note 17: Segment Financial Data
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS, and RMD. The segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. Effective July 1, 2023, we streamlined the structure of our core businesses from four principal business segments to three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. All segment information included in this Form 10-Q is reflective of the four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of June 30, 2023. See “Note 20: Subsequent Events” for additional information.

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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended June 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2023	2022	2023	2022	2023	2022
Collins Aerospace	$5,850	$5,011	$821	$546	14.0%	10.9%
Pratt & Whitney	5,701	4,969	230	302	4.0%	6.1%
Raytheon Intelligence & Space	3,655	3,570	291	315	8.0%	8.8%
Raytheon Missiles & Defense	4,000	3,558	415	348	10.4%	9.8%
Total segment	19,206	17,108	1,757	1,511	9.1%	8.8%
Eliminations and other(1)	(891)	(794)	(60)	(47)
Corporate expenses and other unallocated items(2)	—	—	(59)	(42)
FAS/CAS operating adjustment	—	—	309	379
Acquisition accounting adjustments	—	—	(489)	(448)
Consolidated	$18,315	$16,314	$1,458	$1,353	8.0%	8.3%
(1)    Includes the operating results of certain smaller non-reportable business segments.
(2)    2022 included the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) project. Beginning in 2023, LTAMDS results are included in the RMD segment.
Results for the six months ended June 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2023	2022	2023	2022	2023	2022
Collins Aerospace	$11,431	$9,835	$1,615	$986	14.1%	10.0%
Pratt & Whitney	10,931	9,498	645	453	5.9%	4.8%
Raytheon Intelligence & Space	7,220	7,142	615	693	8.5%	9.7%
Raytheon Missiles & Defense	7,671	7,085	743	735	9.7%	10.4%
Total segment	37,253	33,560	3,618	2,867	9.7%	8.5%
Eliminations and other (1)	(1,724)	(1,530)	(47)	(81)
Corporate expenses and other unallocated items (2)	—	—	(102)	(178)
FAS/CAS operating adjustment	—	—	623	757
Acquisition accounting adjustments	—	—	(982)	(932)
Consolidated	$35,529	$32,030	$3,110	$2,433	8.8%	7.6%
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
Segment sales disaggregated by geographic region for the quarters ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$2,785	$2,847	$2,867	$2,727	$1	$11,227	$2,458	$2,562	$2,852	$2,313	$—	$10,185
Europe	1,506	1,345	109	326	—	3,286	1,270	1,057	103	248	—	2,678
Asia Pacific	568	972	214	355	—	2,109	455	825	190	338	—	1,808
Middle East and North Africa	176	104	44	527	—	851	119	112	62	576	—	869
Other	361	433	29	19	—	842	305	413	38	18	—	774
Consolidated net sales	5,396	5,701	3,263	3,954	1	18,315	4,607	4,969	3,245	3,493	—	16,314
Inter-segment sales	454	—	392	46	(892)	—	404	—	325	65	(794)	—
Business segment sales	$5,850	$5,701	$3,655	$4,000	$(891)	$18,315	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314
Segment sales disaggregated by geographic region for the six months ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
United States	$5,433	$5,478	$5,673	$5,186	$5	$21,775	$4,707	$4,874	$5,718	$4,612	$4	$19,915
Europe	2,964	2,465	217	630	—	6,276	2,584	1,936	210	520	—	5,250
Asia Pacific	1,124	1,877	427	731	—	4,159	952	1,698	353	662	—	3,665
Middle East and North Africa	332	214	80	988	—	1,614	231	190	143	1,134	—	1,698
Other	706	896	60	43	—	1,705	598	800	74	30	—	1,502
Consolidated net sales	10,559	10,930	6,457	7,578	5	35,529	9,072	9,498	6,498	6,958	4	32,030
Inter-segment sales	872	1	763	93	(1,729)	—	763	—	644	127	(1,534)	—
Business segment sales	$11,431	$10,931	$7,220	$7,671	$(1,724)	$35,529	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030

Segment sales disaggregated by type of customer for the quarters ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Sales to the U.S. government (1)	$1,112	$1,313	$2,809	$2,723	$1	$7,958	$1,023	$1,417	$2,805	$2,314	$—	$7,559
Foreign military sales through the U.S. government	41	352	144	704	—	1,241	53	304	149	675	—	1,181
Foreign government direct commercial sales	259	102	206	522	—	1,089	263	116	212	504	—	1,095
Commercial aerospace and other commercial sales	3,984	3,934	104	5	—	8,027	3,268	3,132	79	—	—	6,479
Consolidated net sales	5,396	5,701	3,263	3,954	1	18,315	4,607	4,969	3,245	3,493	—	16,314
Inter-segment sales	454	—	392	46	(892)	—	404	—	325	65	(794)	—
Business segment sales	$5,850	$5,701	$3,655	$4,000	$(891)	$18,315	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by type of customer for the six months ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Sales to the U.S. government (1)	$2,244	$2,535	$5,551	$5,180	$5	$15,515	$2,074	$2,591	$5,617	$4,611	$4	$14,897
Foreign military sales through the U.S. government	94	684	305	1,420	—	2,503	107	501	309	1,440	—	2,357
Foreign government direct commercial sales	499	220	407	967	—	2,093	514	219	416	905	—	2,054
Commercial aerospace and other commercial sales	7,722	7,491	194	11	—	15,418	6,377	6,187	156	2	—	12,722
Consolidated net sales	10,559	10,930	6,457	7,578	5	35,529	9,072	9,498	6,498	6,958	4	32,030
Inter-segment sales	872	1	763	93	(1,729)	—	763	—	644	127	(1,534)	—
Business segment sales	$11,431	$10,931	$7,220	$7,671	$(1,724)	$35,529	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$4,162	$3,199	$2,503	$3,546	$1	$13,411	$3,577	$2,982	$2,564	$3,135	$—	$12,258
Services	1,234	2,502	760	408	—	4,904	1,030	1,987	681	358	—	4,056
Consolidated net sales	5,396	5,701	3,263	3,954	1	18,315	4,607	4,969	3,245	3,493	—	16,314
Inter-segment sales	454	—	392	46	(892)	—	404	—	325	65	(794)	—
Business segment sales	$5,850	$5,701	$3,655	$4,000	$(891)	$18,315	$5,011	$4,969	$3,570	$3,558	$(794)	$16,314
Segment sales disaggregated by sales type for the six months ended June 30, 2023 and 2022 are as follows:

	2023						2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Other	Total
Products	$8,162	$6,251	$5,013	$6,767	$5	$26,198	$7,059	$5,615	$5,168	$6,274	$4	$24,120
Services	2,397	4,679	1,444	811	—	9,331	2,013	3,883	1,330	684	—	7,910
Consolidated net sales	$10,559	$10,930	$6,457	$7,578	$5	$35,529	$9,072	$9,498	$6,498	$6,958	$4	$32,030
Inter-segment sales	872	1	763	93	(1,729)	—	763	—	644	127	(1,534)	—
Business segment sales	$11,431	$10,931	$7,220	$7,671	$(1,724)	$35,529	$9,835	$9,498	$7,142	$7,085	$(1,530)	$32,030
RIS and RMD segment sales disaggregated by contract type for the quarters ended June 30, 2023 and 2022 are as follows:

	2023		2022
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$1,368	$2,258	$1,353	$2,043
Cost-type	1,895	1,696	1,892	1,450
Consolidated net sales	3,263	3,954	3,245	3,493
Inter-segment sales	392	46	325	65
Business segment sales	$3,655	$4,000	$3,570	$3,558
RIS and RMD segment sales disaggregated by contract type for the six months ended June 30, 2023 and 2022 are as follows:

	2023		2022
(dollars in millions)	Raytheon Intelligence & Space	Raytheon Missiles & Defense	Raytheon Intelligence & Space	Raytheon Missiles & Defense
Fixed-price	$2,755	$4,353	$2,693	$4,118
Cost-type	3,702	3,225	3,805	2,840
Consolidated net sales	6,457	7,578	6,498	6,958
Inter-segments sales	763	93	644	127
Business segment sales	$7,220	$7,671	$7,142	$7,085

Note 18: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $185 billion as of June 30, 2023. Of the total RPO as of June 30, 2023, we expect approximately 30% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 15 years.
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
Other new pronouncements issued but not effective until after June 30, 2023 are not expected to have a material impact on our results of operations, financial condition, or liquidity.
Note 20: Subsequent Events
Segment Realignment. Effective July 1, 2023, the Company streamlined the structure of its core businesses from four principal business segments into three principal business segments as follows:
•Collins Aerospace. Collins is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for aircraft manufacturers, airlines, and regional, business and general aviation, as well as for defense and commercial space operations;
•Pratt & Whitney. Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, defense, business jet and general aviation customers; and
•Raytheon. Raytheon is a leading provider of advanced air and missile defense systems, effectors, hypersonics, sensors and radars, cybersecurity services, and integrated space solutions for government and commercial customers.
As a result of the segment realignment, the RIS and RMD segments have been eliminated as business segments effective July 1, 2023.
Definitive Agreement. See “Note 2: Acquisitions, Dispositions, Goodwill and Intangible Assets” for information related to a definitive agreement executed by the Company on July 20, 2023.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and six months ended June 30, 2023 and 2022, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of June 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity, for the three-month and six-month periods ended June 30, 2023 and 2022, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2023

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Effective July 17, 2023, we changed our legal name from Raytheon Technologies Corporation to RTX Corporation.
We operate in four principal business segments: Collins Aerospace (Collins), Pratt & Whitney, Raytheon Intelligence & Space (RIS), and Raytheon Missiles & Defense (RMD). Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Effective July 1, 2023, we streamlined the structure of our core businesses from four principal business segments to three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. All segment information included in this Form 10-Q is reflective of the four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of June 30, 2023. See “Note 20: Subsequent Events” within Item 1 of this Form 10-Q for additional information.
RIS and RMD follow a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended June 30, 2023 and 2022 with respect to RIS or RMD, we are referring to their July 2, 2023 and July 3, 2022 fiscal quarter ends, respectively.
The current status of significant factors affecting our business environment in 2023 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2022 Annual Report on Form 10-K.
Industry Considerations
Our worldwide operations can be affected by industrial, economic, and political factors on both a regional and global level. Our operations include original equipment manufacturer (OEM) and extensive related aftermarket parts and services related to our aerospace operations. Our defense business serves both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers. Our business mix also reflects the combination of shorter cycles in our commercial aerospace spares contracts and certain service contracts in our defense business, and longer cycles in our aerospace OEM and aftermarket maintenance contracts and on our defense contracts to design, develop, manufacture, or modify complex equipment. Our customers are in the public and private sectors, and our businesses reflect an extensive geographic diversification that has evolved with continued globalization.
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
Our defense operations are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. In addition, our defense businesses engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.
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
Pratt & Whitney Geared TurboFan Matter. As described further in “Note 15: Commitments and Contingencies,” within Item 1 of this Form 10-Q, Pratt & Whitney has determined that a rare condition in powdered metal used to manufacture certain engine parts will require accelerated fleet inspection. This does not impact engines currently being produced. As a result, the business anticipates that a significant portion of the PW1100G-JM fleet, which powers the A320neo, will require engine removals and inspections within the next nine to twelve months, including approximately 200 accelerated removals by mid-September of this year. Please refer to “Note 15: Commitments and Contingencies” for additional information.
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
China previously announced that it may take measures against RTX in connection with certain foreign military sales to Taiwan. On February 16, 2023, China’s Ministry of Commerce announced that it has added RMD to its “unreliable entities list” in connection with certain foreign military sales to Taiwan involving RMD’s products and services, and that it would impose certain sanctions against RMD, including a fine equal to twice the value of the arms that RMD has sold to Taiwan since September 2020. In addition, on September 16, 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. RTX is not aware of any specific sanctions against Mr. Hayes. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments and those approvals may not be obtained or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of June 30, 2023, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. We believe the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, and expect to fully return to and/or exceed pre-pandemic levels as we exit 2023. Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
See Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2022 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023.
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
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net sales	$18,315	$16,314	$35,529	$32,030
The factors contributing to the change year-over-year in total net sales for the quarter and six months ended June 30, 2023 are as follows:

(dollars in millions)	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic(1)	$2,047	$3,609
Acquisitions and divestitures, net	(48)	(82)
Other	2	(28)
Total change	$2,001	$3,499
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
Net sales increased $2.0 billion organically in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily due to higher organic sales of $0.9 billion at Collins, $0.7 billion at Pratt & Whitney, and $0.5 billion at RMD.

Net sales increased $3.6 billion organically in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher organic sales of $1.7 billion at Collins, $1.4 billion at Pratt & Whitney, and $0.6 billion at RMD.
See “Segment Review” below for further information by segment.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Net Sales
Products	$13,411	$12,258	73.2%	75.1%
Services	4,904	4,056	26.8%	24.9%
Total net sales	$18,315	$16,314	100%	100%
Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.2 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily due to increases in external products sales of $0.6 billion at Collins, $0.4 billion at RMD, and $0.2 billion at Pratt & Whitney.
Net services sales increased $0.8 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily due to increases in external services sales of $0.5 billion at Pratt & Whitney and $0.2 billion at Collins.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Net Sales
Products	$26,198	$24,120	73.7%	75.3%
Services	9,331	7,910	26.3%	24.7%
Total net sales	$35,529	$32,030	100%	100%
Net products sales increased $2.1 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increases in external products sales of $1.1 billion at Collins, $0.6 billion at Pratt & Whitney, and $0.5 billion at RMD, partially offset by a decrease in external products sales of $0.2 billion at RIS.
Net services sales increased $1.4 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increases in external services sales of $0.8 billion at Pratt & Whitney, $0.4 billion at Collins, $0.1 billion at RMD, and $0.1 billion at RIS.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Sales to the U.S. government(1)	$7,958	$7,559	43.5%	46.3%
Foreign military sales through the U.S. government	1,241	1,181	6.8%	7.2%
Foreign government direct commercial sales	1,089	1,095	5.9%	6.7%
Commercial aerospace and other commercial sales	8,027	6,479	43.8%	39.7%
Total net sales	$18,315	$16,314	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Sales to the U.S. government(1)	$15,515	$14,897	43.7%	46.5%
Foreign military sales through the U.S. government	2,503	2,357	7.0%	7.4%
Foreign government direct commercial sales	2,093	2,054	5.9%	6.4%
Commercial aerospace and other commercial sales	15,418	12,722	43.4%	39.7%
Total net sales	$35,529	$32,030	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Total cost of sales	$14,518	$12,856	$28,163	$25,416
Percentage of net sales	79.3%	78.8%	79.3%	79.4%
The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2023 are as follows:

(dollars in millions)	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Organic(1)	$1,536	$2,803
Acquisitions and divestitures, net	(48)	(73)
Restructuring	20	42
FAS/CAS operating adjustment	61	118
Acquisition accounting adjustments	42	50
Other	51	(193)
Total change	$1,662	$2,747
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic increase in total cost of sales of $1.5 billion for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and RMD noted above.
The increase in other cost of sales of $0.1 billion for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily driven by charges at Pratt & Whitney related to a customer insolvency in the quarter ended June 30, 2023.
The organic increase in total cost of sales of $2.8 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and RMD noted above.
The decrease in other cost of sales of $0.2 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily driven by the absence of charges recorded during the first quarter of 2022 at Pratt & Whitney and Collins related to global sanctions on and export controls with respect to Russia and the impacts of foreign exchange, partially offset by charges at Pratt & Whitney related to a customer insolvency in the quarter ended June 30, 2023. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information with respect to Russia.
For further discussion on FAS/CAS operating adjustment see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Cost of sales
Products	$11,089	$10,040	60.5%	61.5%
Services	3,429	2,816	18.7%	17.3%
Total cost of sales	$14,518	$12,856	79.3%	78.8%
Net products cost of sales increased $1.0 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily due to increases in external products cost of sales at Collins, RMD, and Pratt & Whitney, all driven by the products sales changes noted above.
Net services cost of sales increased $0.6 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, all driven by the services sales changes noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Cost of sales
Products	$21,789	$19,860	61.3%	62.0%
Services	6,374	5,556	17.9%	17.3%
Total cost of sales	$28,163	$25,416	79.3%	79.4%
Net products cost of sales increased $1.9 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases in external products cost of sales at Collins, Pratt & Whitney, and RMD all driven by the products sales changes noted above.
Net services cost of sales increased $0.8 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases in external services cost of sales at Pratt & Whitney, Collins, RIS, and RMD all driven by the services sales changes noted above.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Company-funded	$729	$698	$1,336	$1,333
Percentage of net sales	4.0%	4.3%	3.8%	4.2%
Customer-funded (1)	$1,188	$1,089	$2,310	$2,175
Percentage of net sales	6.5%	6.7%	6.5%	6.8%
(1)    Included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $31 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily driven by higher program expenses at Collins, and an increase in research and development spending at Pratt & Whitney on various commercial and military programs, partially offset by a decrease in net expenses related to the Lower Tier Air and Missile Defense Sensor (LTAMDS) project, and lower research and development spending at RIS across various programs.
The increase in customer-funded research and development of $99 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily driven by higher expenses on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military programs.
Company-funded research and development for the six months ended June 30, 2023 was relatively consistent with the six months ended June 30, 2022. Included in the change in company-funded research and development were higher program expenses at Collins, and an increase in research and development spending at Pratt & Whitney on various commercial and military programs, mostly offset by a decrease in net expenses related to the LTAMDS project, and lower research and development spending at RIS across various programs.
The increase in customer-funded research and development of $135 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by higher expenses on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various programs at RIS.

Selling, General and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Selling, general and administrative	$1,635	$1,424	$3,033	$2,893
Percentage of net sales	8.9%	8.7%	8.5%	9.0%
Selling, general and administrative expenses increased $0.2 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily driven by a $0.1 billion charge at our Pratt & Whitney segment related to a customer insolvency in the quarter ended June 30, 2023 and increased employee-related costs.

Selling, general and administrative expenses increased $0.1 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $0.1 billion charge at our Pratt & Whitney segment related to a customer insolvency in the quarter ended June 30, 2023 and increased employee-related costs, partially offset by the absence of $71 million of charges recorded in the first quarter of 2022 related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. As appropriate, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Other income, net	$25	$17	$113	$45
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
Other income, net for the quarter ended June 30, 2023 was relatively consistent with the quarter ended June 30, 2022. Included in the change in other income was the absence of $69 million of charges associated with the disposition of two non-core businesses at Collins in the second quarter of 2022, which was partially offset by a net unfavorable year-over-year impact of foreign exchange gains and losses of $27 million, with remaining change spread across multiple items with no common or significant driver.
The increase in Other income, net of $68 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the absence of $69 million of charges associated with the disposition of two non-core businesses at Collins in the second quarter of 2022 and a $68 million gain on sale of land during the first quarter of 2023, partially offset by a net unfavorable year-over-year impact of foreign exchange gains and losses of $44 million, with remaining change spread across multiple items with no common or significant driver.

Operating Profit

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Operating profit	$1,458	$1,353	$3,110	$2,433
Operating profit margin	8.0%	8.3%	8.8%	7.6%
The increase in Operating profit of $0.1 billion for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily driven by the operating performance of our segments, partially offset by the change in our FAS/CAS operating adjustment, both of which are described below in “Segment Review”.
The increase in Operating profit of $0.7 billion for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the operating performance of our segments, partially offset by the change in our FAS/CAS operating adjustment, both of which are described below in “Segment Review.”
Non-service Pension Income

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Non-service pension income	$(447)	$(474)	$(891)	$(954)
The change in Non-service pension income of $27 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns less than our expected return on plan assets (EROA) assumption, partially offset by an increase in our 2023 EROA assumption.
The change in Non-service pension income of $63 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns less than our EROA assumption, partially offset by an increase in our 2023 EROA assumption.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Interest expense	$372	$320	$711	$642
Interest income	(17)	(13)	(27)	(44)
Other non-operating expense (income)(1)	(22)	22	(36)	49
Interest expense, net	$333	$329	$648	$647
Average interest expense rate	4.2%	4.0%	4.1%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net in the quarter ended June 30, 2023 was relatively consistent with the quarter ended June 30, 2022. The increase in Interest expense of $52 million was primarily due to the long-term debt issuance in the first quarter of 2023 and the increase in commercial paper activity in 2023. The change in Other non-operating expense (income) of $44 million was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, and an increase in non-operating dividend income.
Interest expense, net in the six months ended June 30, 2023 was relatively consistent with the six months ended June 30, 2022. The change in Other non-operating expense (income) of $85 million was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, and an increase in non-operating dividend income. The increase in Interest expense of $69 million was primarily due to the long-term debt issuance in the first quarter of 2023 and the increased commercial paper activity in 2023.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rate	13.5%	10.7%	15.3%	10.1%
Our effective tax rate for the quarter and six months ended June 30, 2023 was 13.5% and 15.3%, respectively, as compared to 10.7% and 10.1% for the quarter and six months ended June 30, 2022, respectively. The increase in the 2023 effective tax rates for both the quarter and year to date periods as compared to respective prior year periods is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit. In addition, the effective tax rate for the six months ended June 30, 2023 reflects a lower tax benefit from stock based compensation as compared to the six months ended June 30, 2022.
Net Income from Continuing Operations Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income from continuing operations attributable to common shareowners	$1,327	$1,304	$2,753	$2,407
Diluted earnings per share from continuing operations	$0.90	$0.88	$1.87	$1.61
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2023 includes the following:
•acquisition accounting adjustments of $384 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) from continuing operations of $0.26; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS from continuing operations of $0.08.
Net income from continuing operations attributable to common shareowners for the quarter ended June 30, 2022 includes the following:
•acquisition accounting adjustments of $349 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.23.

Net income from continuing operations attributable to common shareowners for the six months ended June 30, 2023 includes the following:
•acquisition accounting adjustments of $769 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.52; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS from continuing operations of $0.08.
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

Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to common shareowners	$1,327	$1,304	$2,753	$2,388
Diluted earnings per share from operations	$0.90	$0.88	$1.87	$1.60
The increase in net income attributable to common shareowners and diluted earnings per share from operations for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 and for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the increases in continuing operations, as discussed above.
SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into four principal segments: Collins, Pratt & Whitney, RIS, and RMD. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below. Effective July 1, 2023, we streamlined the structure of our core businesses from four principal business segments to three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. All segment information included in this Form 10-Q is reflective of the four segments of Collins, Pratt & Whitney, RIS, and RMD in accordance with the management structure in place as of June 30, 2023. See “Note 20: Subsequent Events” within Item 1 of this Form 10-Q for additional information.
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

Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$5,850	$5,011	$11,431	$9,835
Pratt & Whitney	5,701	4,969	10,931	9,498
Raytheon Intelligence & Space	3,655	3,570	7,220	7,142
Raytheon Missiles & Defense	4,000	3,558	7,671	7,085
Total segment	19,206	17,108	37,253	33,560
Eliminations and other	(891)	(794)	(1,724)	(1,530)
Consolidated	$18,315	$16,314	$35,529	$32,030
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$821	$546	$1,615	$986
Pratt & Whitney	230	302	645	453
Raytheon Intelligence & Space	291	315	615	693
Raytheon Missiles & Defense	415	348	743	735
Total segment	1,757	1,511	3,618	2,867
Eliminations and other	(60)	(47)	(47)	(81)
Corporate expenses and other unallocated items (1)	(59)	(42)	(102)	(178)
FAS/CAS operating adjustment	309	379	623	757
Acquisition accounting adjustments	(489)	(448)	(982)	(932)
Consolidated	$1,458	$1,353	$3,110	$2,433
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Gross favorable	$301	$289	$604	$663
Gross unfavorable	(331)	(330)	(758)	(668)
Total net EAC adjustments	$(30)	$(41)	$(154)	$(5)
Net EAC adjustments in the quarter ended June 30, 2023 were relatively consistent with the quarter ended June 30, 2022. Included in the change in net EAC adjustments were favorable changes in net EAC adjustments of $63 million at RMD which was spread across numerous individual programs, partially offset by unfavorable changes in net EAC adjustments of $64 million at Pratt & Whitney principally driven by the absence of a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022.
The change in net EAC adjustments of $149 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to unfavorable changes in net EAC adjustments of $95 million at Pratt & Whitney principally driven by the absence of a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022, and unfavorable changes in net EAC adjustments of $30 million at RIS spread across numerous individual programs.

Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $185 billion and $175 billion as of June 30, 2023 and December 31, 2022, respectively, which includes defense backlog of $73 billion and $69 billion as of June 30, 2023 and December 31, 2022, respectively. Our defense operations consist primarily of our RIS and RMD businesses and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $13 billion for both the quarters ended June 30, 2023 and 2022, and approximately $25 billion and $22 billion for the six months ended June 30, 2023 and 2022, respectively.
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
Collins Aerospace

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$5,850	$5,011	17%	$11,431	$9,835	16%
Operating profit	821	546	50%	1,615	986	64%
Operating profit margins	14.0%	10.9%		14.1%	10.0%
Quarter Ended June 30, 2023 Compared with Quarter Ended June 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$859	$(19)	$—	$(1)	$839
Operating profit	219	(1)	(3)	60	275
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.

The organic sales increase of $0.9 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily relates to higher commercial aerospace aftermarket sales of $0.6 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $0.2 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 due to increased production rates within wide-body, narrow-body, and business jets. Military sales increased $0.1 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 primarily due to increased development program volume.
The organic operating profit increase of $0.2 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to higher commercial aerospace operating profit of $0.3 billion, principally driven by the higher sales volume discussed above as well as favorable mix, which was partially offset by higher production costs. This increase in commercial aerospace operating profit was further offset by higher research and development costs primarily due to higher program expenses, and higher selling, general and administrative expenses, primarily due to increased employee-related costs.
The increase in Other operating profit of $0.1 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to the absence of $69 million of charges associated with the disposition of two non-core businesses in the second quarter of 2022.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,670	$(46)	$—	$(28)	$1,596
Operating profit	431	(2)	(3)	203	629
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.

The organic sales increase of $1.7 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily relates to higher commercial aerospace aftermarket sales of $1.1 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $0.4 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased production rates in narrow-body, wide-body, and business jets. Military sales increased $0.2 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increased development program volume and higher material receipts.
The organic profit increase of $0.4 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher commercial aerospace operating profit of $0.6 billion, principally driven by the higher sales volume discussed above as well as favorable mix, partially offset by higher production costs. This increase in commercial aerospace operating profit was further offset by higher selling, general and administrative expenses, primarily due to increased employee-related costs, and higher research and development costs, primarily due to higher program expenses.
The increase in Other operating profits of $0.2 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the absence of $141 million of pretax charges recorded in the first quarter of 2022 related to increased estimates for credit losses, inventory reserves, recognition of purchase order obligations, and a loss resulting from the exit of our investment in a Russia-based joint venture, all due to global sanctions on and export controls with respect to Russia and the absence of $69 million of charges associated with the disposition of two non-core businesses in the second quarter of 2022. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$5,701	$4,969	15%	$10,931	$9,498	15%
Operating profit	230	302	(24)%	645	453	42%
Operating profit margins	4.0%	6.1%		5.9%	4.8%
Quarter Ended June 30, 2023 Compared with Quarter Ended June 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$729	$—	$—	$3	$732
Operating profit	122	—	(24)	(170)	(72)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.7 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 reflects higher commercial aftermarket sales of $0.6 billion, primarily due to an increase in volume and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.2 billion, primarily driven by volume and favorable mix on commercial engine shipments. These increases are partially offset by a decline in military sales of $0.1 billion primarily driven by the absence of a benefit in the second quarter of 2022 resulting from the timing of an F135 production contract award which resulted in the recognition of previously inventoried cost, which was partially offset by higher F135 sustainment volume in the second quarter of 2023.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily driven by higher commercial aerospace operating profit of $0.2 billion, principally due to the aftermarket sales volume increase and favorable mix discussed above, partially offset by higher production costs. Included in the organic operating profit is a favorable contract matter of approximately $60 million, which offsets a prior year $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket contract in the second quarter of 2022.

The decrease in Other operating profit of $0.2 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 reflects a $181 million charge related to a customer insolvency during the second quarter of 2023. The charge primarily relates to Contract assets and Customer financing assets exposures with the customer.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,439	$—	$—	$(6)	$1,433
Operating profit	233	—	(41)	—	192
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $1.4 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflects higher commercial aftermarket sales of $0.9 billion, primarily due to an increase in volume and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.4 billion, primarily driven by volume and favorable mix. Military sales increased $0.1 billion, primarily due to higher F135 sustainment volume.
The organic profit increase of $0.2 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by higher commercial aerospace operating profit of $0.3 billion, principally due to the aftermarket sales increase discussed above, partially offset by lower commercial OEM operating profit driven by the volume increases noted above and higher production costs. The six months ended June 30, 2023 also benefited from two favorable contract matters totaling approximately $120 million, which was partially offset by a prior year $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket contract in the second quarter of 2022.
Other operating profit in the six months ended June 30, 2023 was consistent with the six months ended June 30, 2022 and includes a $181 million charge related to a customer insolvency during the second quarter of 2023 as discussed above, partially offset by the absence of a $155 million charge recorded in the first quarter of 2022 related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves, and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Restructuring actions relate to ongoing cost reduction efforts including the consolidation of facilities and workforce reductions.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended June 30, 2023, Pratt & Whitney booked $2.0 billion for F135 production Lots 15-17 and $1.5 billion for F117 sustainment.
Raytheon Intelligence & Space

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$3,655	$3,570	2%	$7,220	$7,142	1%
Operating profit	291	315	(8)%	615	693	(11)%
Operating profit margins	8.0%	8.8%		8.5%	9.7%
Bookings	$3,148	$2,980	6%	$7,443	$5,572	34%
Quarter Ended June 30, 2023 Compared with Quarter Ended June 30, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$89	$—	$(4)	$85
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$9	$19	$—	$(52)	$(24)

Organic sales in the quarter ended June 30, 2023 were relatively consistent with the quarter ended June 30, 2022. Included in the organic change in sales were higher Sensing and Effects sales, higher Cyber and Services sales and lower Command, Control and Communications sales.
The decrease in operating profit of $24 million, and the related decrease in operating profit margins, in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, were primarily due to a change in mix and other performance of $52 million principally driven by unfavorable program mix and higher operating expenses.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$95	$—	$(17)	$78
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$13	$(30)	$—	$(61)	$(78)
Organic sales in the six months ended June 30, 2023 were relatively consistent with the six months ended June 30, 2022. Included in the organic change in sales were higher Cyber and Services sales and lower Command, Control and Communications sales.
The decrease in operating profit of $0.1 billion, and the related decrease in operating profit margins, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, were primarily due to an unfavorable change in mix and other performance of $61 million and an unfavorable net change in EAC adjustments of $30 million. The change in mix and other performance was primarily due to unfavorable program mix and higher operating expenses. The net change in EAC adjustments was spread across numerous individual programs.
Backlog and Bookings– Backlog was $17 billion at June 30, 2023 and $16 billion at December 31, 2022. In addition to a number of smaller bookings, in the quarter ended June 30, 2023, RIS booked $1.1 billion on a number of classified contracts and $332 million on cyber defense services contracts for certain federal and civil customers. In addition to these bookings, in the six months ended June 30, 2023 RIS booked $1.9 billion on a number of classified contracts, $650 million on Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the government of Australia, $275 million on a seven-vehicle missile tracking satellite constellation for the Space Development Agency, and $266 million to deliver airborne radars to an international customer.

Raytheon Missiles & Defense

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$4,000	$3,558	12%	$7,671	$7,085	8%
Operating profit	415	348	19%	743	735	1%
Operating profit margins	10.4%	9.8%		9.7%	10.4%
Bookings	$3,636	$4,537	(20)%	$8,836	$8,637	2%
Quarter Ended June 30, 2023 Compared with Quarter Ended June 30, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$473	$(29)	$(2)	$442
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$53	$63	$2	$(51)	$67
The organic sales increase of $0.5 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to higher net sales of $0.2 billion from our Air Power programs, $0.1 billion from our Advanced Technology programs, and $0.1 billion from our Land Warfare and Air Defense programs. The increase in Air Power programs is primarily driven by higher net sales on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program driven by the award in the second quarter of 2023. The increase in Advanced Technology programs includes higher net sales on certain classified programs awarded in 2022. The increase in Land Warfare and Air Defense programs was due to higher volumes across multiple programs.
The increase in operating profit of $0.1 billion in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily due to a favorable net change in EAC adjustments of $63 million and the impact of higher volume of $53 million, partially offset by an unfavorable change in mix and other performance of $51 million. The net change in EAC adjustments was spread across numerous individual programs. The increase in volume was principally driven by the higher net sales discussed above. The unfavorable change in mix and other performance was primarily due to higher relative volume of early stage production programs within Land Warfare and Air Defense and Air Power programs. The increase in operating profit margins in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance discussed above.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Factors Contributing to Total Change in Net Sales
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Other	Total Change
Net sales	$633	$(36)	$(11)	$586
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.

	Factors Contributing to Change in Operating Profit
(dollars in millions)	Volume	Net change in EAC adjustments	Acquisitions / Divestitures, net	Mix and other performance	Total Change
Operating profit	$83	$2	$1	$(78)	$8
The organic sales increase of $0.6 billion in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher net sales of $0.2 billion from our Air Power programs, $0.2 billion from our Advanced Technology programs, and $0.1 billion from our Land Warfare and Air Defense programs. The increase in Air Power programs is primarily driven by higher net sales on the AMRAAM program driven by the award in the second quarter of 2023. The increase in Advanced Technology programs includes higher net sales on certain classified programs awarded in 2022. The increase in Land Warfare and Air Defense programs was due to higher volumes across multiple programs.
Operating profit in the six months ended June 30, 2023 was relatively consistent with the six months ended June 30, 2022. Included in the change in operating profit was higher volume of $83 million and an unfavorable change in mix and other performance of $78 million. The increase in volume was principally driven by the higher net sales on the Advanced Technology and Air Power programs discussed above. The unfavorable change in mix and other performance was primarily due to higher relative volume of early stage production programs within Land Warfare and Air Defense and Air Power. Included in the net change in EAC adjustments is an unfavorable impact related to a significant contract option exercised in the first quarter of 2023, which was more than offset by favorable changes in net EAC adjustments spread across numerous individual programs. The decrease in operating profit margins in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to the change in mix and other performance discussed above.
Backlog and Bookings– Backlog was $35 billion at June 30, 2023 and $34 billion at December 31, 2022. In addition to a number of smaller bookings, in the quarter ended June 30, 2023, RMD booked $1.2 billion for AMRAAM for the U.S. Air Force and Navy and international customers, $294 million on a number of classified contracts, $265 million for Javelin for the U.S. Army and international customers, $251 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, and $237 million for CLEAVAR, an integrated U.S. Army Counter- Unmanned Aircraft Systems (C-UAS) defense system. In addition to these bookings, in the six months ended June 30, 2023 RMD booked $1.2 billion to provide Patriot Air Defense system to Switzerland, $827 million on a number of classified contracts, $619 million on the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $320 million on StormBreaker for the U.S. Air Force and Navy, $234 million on Naval Strike Missiles (NSM) for the U.S. Navy, and $212 million on Excalibur for the U.S. Army and international customers.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller non-reportable business segments.
Corporate expenses and other unallocated items consists of costs not considered part of management’s evaluation of reportable segment operating performance, including certain unallowable costs and reserves. In addition, in 2022, net costs associated with corporate research and development related to the LTAMDS program were included in Corporate expenses and other unallocated items. Beginning in 2023, the remaining net costs associated with the LTAMDS program are within the RMD segment.

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Eliminations and other	$(891)	$(794)	$(60)	$(47)
Corporate expenses and other unallocated items	—	—	(59)	(42)
The increase in eliminations and other sales of $97 million in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was primarily due to an increase in intersegment eliminations, principally driven by RIS and Collins.
Eliminations and other operating profit in the quarter ended June 30, 2023 was relatively consistent with the quarter ended June 30, 2022.
Corporate expenses and other unallocated items operating profit in the quarter ended June 30, 2023 was relatively consistent with the quarter ended June 30, 2022.

	Net Sales		Operating Profit
	Six months ended June 30,		Six months ended June 30,
(dollars in millions)	2023	2022	2023	2022
Eliminations and other	$(1,724)	$(1,530)	$(47)	$(81)
Corporate expenses and other unallocated items	—	—	(102)	(178)
The increase in eliminations and other sales of $194 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in intersegment eliminations, principally driven by RIS and Collins.
The change in eliminations and other operating profit of $34 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a gain on sale of land in the first quarter of 2023.

The decrease in Corporate expenses and other unallocated items of $76 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to a decrease in expenses related to the LTAMDS project, which are included in the RMD segment beginning in 2023.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
FAS service cost (expense)	$(39)	$(92)	$(79)	$(183)
CAS expense	348	471	702	940
FAS/CAS operating adjustment	$309	$379	$623	$757
The change in our FAS/CAS operating adjustment of $70 million in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 was driven by a $123 million decrease in CAS expense, partially offset by a $53 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. The decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022. Refer to “Note 9: Employee Benefit Plans” within Item 1 of this Form 10-Q for additional information on the Raytheon Company domestic pension plan change.
The change in our FAS/CAS operating adjustment of $134 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by a $238 million decrease in CAS expense, partially offset by a $104 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. The decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Amortization of acquired intangibles	$(496)	$(458)	$(991)	$(935)
Amortization of property, plant and equipment fair value adjustment	(15)	(21)	(31)	(53)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	22	31	40	56
Acquisition accounting adjustments	$(489)	$(448)	$(982)	$(932)

Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$(196)	$(197)	$(395)	$(403)
Pratt & Whitney	(62)	(39)	(126)	(96)
Raytheon Intelligence & Space	(80)	(74)	(160)	(158)
Raytheon Missiles & Defense	(151)	(138)	(301)	(275)
Total segment	(489)	(448)	(982)	(932)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(489)	$(448)	$(982)	$(932)
The change in acquisition accounting adjustments of $41 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, was primarily driven by an increase at Pratt & Whitney related to collaborator intangibles and an increase in intangibles amortization at RMD and RIS related to the Raytheon merger.
The change in acquisition accounting adjustments of $50 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily driven by an increase at Pratt & Whitney related to collaborator intangibles and an increase in intangibles amortization at RMD and RIS related to the Raytheon merger.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5,391	$6,220
Total debt	35,353	31,914
Total equity	74,056	74,178
Total capitalization (total debt plus total equity)	109,409	106,092
Total debt to total capitalization	32%	30%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities and the timing of such activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in and divestitures of businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
At June 30, 2023, we had cash and cash equivalents of $5.4 billion, of which approximately 41% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Historically, our strong credit ratings and financial position have enabled us to issue long-term debt at favorable market rates.
As of June 30, 2023, we had revolving credit agreements with various banks permitting aggregate borrowings of up to $7.0 billion, consisting of a $5.0 billion revolving credit agreement, which expires in April 2025, and a $2.0 billion revolving credit agreement, which expires in September 2023. As of June 30, 2023, there were no borrowings outstanding under these agreements.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $1.0 billion of commercial paper borrowings outstanding at June 30, 2023. At June 30, 2023 short-term commercial paper borrowings outstanding had a weighted-average interest rate of 5.5%.

We had the following issuances of long-term debt during the six months ended June 30, 2023:

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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash flows (used in) provided by operating activities from continuing operations	$(144)	$1,762
The $1.9 billion change in cash flows (used in) provided by operating activities from continuing operations in the six months ended June 30, 2023 compared to in the six months ended June 30, 2022, was primarily due to higher tax payments discussed below, a reduction in accounts payable and accrued liabilities primarily driven by timing of supplier and collaborator payments, higher accounts receivable as a result of increased sales volume and related factoring activity, partially offset by the timing of collaborator receivables, and the impact of the net change in contract assets and contract liabilities driven by the timing of collections, primarily at RMD. The change in accounts payable and accrued liabilities also reflects a $1.0 billion prior year increase related to the impact of the capitalization of research and experimental expenditures for tax purposes, with a related $1.0 billion prior year reduction in our deferred tax liability.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $0.3 billion in cash provided by operating activities during the six months ended June 30, 2023, compared to an increase of approximately $1.5 billion in cash provided by operating activities during the six months ended June 30, 2022. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
We made net tax payments of $1.4 billion and $0.5 billion in the six months ended June 30, 2023 and 2022, respectively.
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash flows used in investing activities from continuing operations	$(1,202)	$(1,136)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.

The $0.1 billion change in cash flows used in investing activities from continuing operations in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily related to an increase in other intangible assets and capital expenditures, both of which are described below, partially offset by the timing of our derivative contract settlements.
Capital expenditures in the six months ended June 30, 2023 increased by $128 million from the six months ended June 30, 2022 primarily due to investments in production facilities at Pratt & Whitney and Collins.
Customer financing assets receipts (payments), net were receipts of $42 million and payments of $7 million in the six months ended June 30, 2023 and 2022, respectively, and includes leased asset pool activity as well as customer financing activity.
During the six months ended June 30, 2023 and 2022, we increased other intangible assets by approximately $314 million and $185 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
As discussed in “Note 11: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts, and options, to manage certain foreign currency, interest rate, and commodity price exposures. During the six months ended June 30, 2023 and 2022, we had net cash receipts of $45 million and net cash payments of $151 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Net cash flows provided by (used in) financing activities from continuing operations	$468	$(3,627)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $4.1 billion change in cash flows provided by (used in) financing activities from continuing operations in the six months ended June 30, 2023 compared to in the six months ended June 30, 2022 was primarily driven by long-term debt issuances of $3.0 billion, lower share repurchases of $0.6 billion, as discussed below, and issuance of commercial paper, net, of $0.5 billion. Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and commercial paper.
At June 30, 2023, management had remaining authority to repurchase approximately $4.8 billion of our common stock under the December 12, 2022 share repurchase program. Under the 2022 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Six Months Ended June 30,
(dollars in millions; shares in thousands)	2023		2022
	$	Shares	$	Shares
Shares of common stock repurchased (1)	$1,158	11,821	$1,779	18,697
(1)    Relates to share repurchases that were settled in cash during the period.

Our Board of Directors authorized the following cash dividends:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022
Dividends paid per share of common stock	$1.140	$1.060
Total dividends paid	$1,634	$1,543
On June 5, 2023, the Board of Directors declared a dividend of $0.59 per share payable September 7, 2023 to shareowners of record at the close of business on August 18, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2023. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2022 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, targets and commitments (including for share repurchases or otherwise), anticipated benefits to RTX of its segment realignment, and other statements that are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
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
•challenges in the development, production, delivery, and support of RTX Corporation (RTX) advanced technologies and new products and services and the realization of the anticipated benefits (including our expected returns under customer contracts), as well as the challenges of operating in RTX’s highly-competitive industries;
•risks relating to RTX’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, delays and disruptions in the delivery of materials and services to RTX or its suppliers and price increases;
•risks relating to RTX international operations from, among other things, changes in trade policies and implementation of sanctions, foreign currency fluctuations, economic conditions, political factors, sales methods, and U.S. or local government regulations;
•the condition of the aerospace industry;
•the ability of RTX to attract, train, and retain qualified personnel and maintain its culture and high ethical standards, and ability of our personnel to continue to operate our facilities and businesses around the world;
•risks relating to developments in the coronavirus disease 2019 (COVID-19) pandemic and the impact on RTX’s business, supply chain, operations, and the industries in which it operates, including a decrease in global air travel and significant business disruption;
•the scope, nature, timing, and challenges of managing acquisitions, investments, divestitures, and other transactions, including the realization of synergies and opportunities for growth and innovation, the assumption of liabilities, and other risks and incurrence of related costs and expenses;
•compliance with legal, environmental, regulatory, and other requirements, including, among other things, export and import requirements such as the International Traffic in Arms Regulations and the Export Administration Regulations, anti-bribery and anticorruption requirements, such as the Foreign Corrupt Practices Act, industrial cooperation agreement obligations, and procurement and other regulations in the U.S. and other countries in which RTX and its businesses operate;
•the outcome of pending, threatened and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes;
•factors that could impact RTX’s ability to engage in desirable capital-raising or strategic transactions, including its capital structure, levels of indebtedness, capital expenditures, and research and development spending, and the availability of credit, credit market conditions including the cost of debt, and other factors;
•uncertainties associated with the timing and scope of future repurchases by RTX of its common stock or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•risks relating to realizing expected benefits from, incurring costs for, and successfully managing the Company’s segment realignment effective July 1, 2023, the legacy United Technologies Corporation (UTC) and Raytheon

Company merger, and other RTX strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;
•risks of additional tax exposures due to new tax legislation or other developments in the U.S. and other countries in which RTX and its businesses operate;
•risks relating to addressing the identified rare condition in powdered metal used to manufacture certain Pratt & Whitney engine parts that will require accelerated removals and inspections of a significant portion of the PW1100G-JM fleet, including the timing and costs relating thereto, as well as issues that could impact RTX product performance, including quality, reliability, or durability;
•risks relating to a RTX product safety failure or other failure affecting RTX’s or its customers’ or suppliers’ products or systems;
•risks relating to cyber-attacks on RTX’s information technology infrastructure, products, suppliers, customers, and partners, threats to RTX facilities and personnel, as well as other events outside of RTX’s control such as public health crises, damaging weather, or other acts of nature;
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
In addition, this Form 10-Q includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments,” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations”, “Critical Accounting Estimates,” and “Government Matters” and our Form 10-Q for the period ended March 31, 2023 in the section titled Item IA, “Risk Factors.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
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
In addition, given the role of our defense businesses in the support of the national security interests of the U.S. and its allies, we are subject to risks and uncertainties relating to policies of the U.S. and its allies, as well as other countries, including those that are or become regarded as potential adversaries or threats. We engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in budgets and spending levels, policies, or priorities, which are subject to geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions or other restrictions, as well as potential human rights issues associated with the use of our defense products. These risks and uncertainties may directly or indirectly impact our commercial businesses as well.
Of note, China has announced sanctions against Raytheon Missiles & Defense (RMD), and previously announced it may take measures against RTX Corporation (RTX), in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD include a fine equal to twice the value of the arms that RMD has sold to Taiwan since September 2020. In addition, China has indicated that it decided to sanction our Chairman and Chief Executive Officer Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. If China were to enforce sanctions, impose additional sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. The impact of the announced sanctions or other potential sanctions, or other actions by China is uncertain. Our businesses have sold, and are expected to sell in the future, additional defense products to Taiwan from time to time, and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales. Moreover, the Chinese government has generally expanded its ability to restrict China-related import, export and investment activities, which may have an adverse impact on our ability to conduct business or sell our commercial aerospace products in China. In addition, in response to the Russian military’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2023.

2023	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	1,796	$100.72	1,796	$5,205
May 1 - May 31	2,769	95.75	2,769	4,940
June 1 - June 30	1,472	97.29	1,472	4,797
Total	6,037	$97.60	6,037
On December 12, 2022, our Board of Directors authorized a share repurchase program for up to $6 billion of our common stock, replacing the previous program announced on December 7, 2021. Under the 2022 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program from time to time in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the program during the quarter ended June 30, 2023.
Item 5.        Other Information
During the quarter ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of RTX Corporation, effective as of May 3, 2023 (incorporated by reference to Exhibit 3.1 of RTX Corporation's Current Report on Form 8-K filed with the SEC on May 4, 2023).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of RTX Corporation, effective as of July 17, 2023 (incorporated by reference to Exhibit 3.1 of RTX Corporation’s Current Report on Form 8-K filed with the SEC on July 17, 2023).

3.3
Amended and Restated Bylaws of RTX Corporation, effective as of July 17, 2023 (incorporated by reference to Exhibit 3.2 of RTX Corporation's Current Report on Form 8-K filed with the SEC on July 17, 2023).

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
Notes to Exhibits List:
*    Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statement of Comprehensive Income for the quarters and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statement of Changes in Equity for the quarters and six months ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	July 25, 2023	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 25, 2023	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)