Form 10-Q
period 2023-09-30
RTX Corp
filed 2023-10-24
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
At September 30, 2023 there were 1,437,901,284 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net Sales:
Products sales	$8,615	$12,756	$34,813	$36,876
Services sales	4,849	4,195	14,180	12,105
Total net sales	13,464	16,951	48,993	48,981
Costs and Expenses:
Cost of sales - products	9,289	10,493	31,078	30,353
Cost of sales - services	3,461	2,971	9,835	8,527
Research and development	712	662	2,048	1,995
Selling, general and administrative	1,401	1,351	4,364	4,184
Total costs and expenses	14,863	15,477	47,325	45,059
Other income, net	3	46	116	91
Operating profit (loss)	(1,396)	1,520	1,784	4,013
Non-operating expense (income), net:
Non-service pension income	(443)	(468)	(1,334)	(1,422)
Interest expense, net	369	311	1,017	958
Total non-operating expense (income), net	(74)	(157)	(317)	(464)
Income (loss) from continuing operations before income taxes	(1,322)	1,677	2,101	4,477
Income tax expense (benefit)	(389)	282	194	618
Net income (loss) from continuing operations	(933)	1,395	1,907	3,859
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	51	8	138	65
Net income (loss) from continuing operations attributable to common shareowners	(984)	1,387	1,769	3,794
Loss from discontinued operations attributable to common shareowners	—	—	—	(19)
Net income (loss) attributable to common shareowners	$(984)	$1,387	$1,769	$3,775

Earnings (loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$(0.68)	$0.94	$1.22	$2.57
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to common shareowners	$(0.68)	$0.94	$1.22	$2.55
Earnings (loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$(0.68)	$0.94	$1.21	$2.55
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to common shareowners	$(0.68)	$0.94	$1.21	$2.54
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net income (loss) from continuing and discontinued operations	$(933)	$1,395	$1,907	$3,840
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(441)	(1,050)	85	(1,998)
Pension and postretirement benefit plans adjustments	(104)	48	(433)	116
Change in unrealized cash flow hedging	(123)	(251)	174	(396)
Other comprehensive income (loss), before tax	(668)	(1,253)	(174)	(2,278)
Income tax benefit related to items of other comprehensive income (loss)	54	62	76	71
Other comprehensive income (loss), net of tax	(614)	(1,191)	(98)	(2,207)
Comprehensive income (loss)	(1,547)	204	1,809	1,633
Less: Comprehensive income attributable to noncontrolling interest	51	8	138	65
Comprehensive income (loss) attributable to common shareowners	$(1,598)	$196	$1,671	$1,568
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,456	$6,220
Accounts receivable, net	10,058	9,108
Contract assets	12,696	11,534
Inventory, net	12,050	10,617
Other assets, current	6,258	4,964
Total current assets	46,518	42,443
Customer financing assets	2,452	2,603
Fixed assets	30,554	29,116
Accumulated depreciation	(15,207)	(13,946)
Fixed assets, net	15,347	15,170
Operating lease right-of-use assets	1,755	1,829
Goodwill	53,883	53,840
Intangible assets, net	35,865	36,823
Other assets	6,623	6,156
Total assets	$162,443	$158,864
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$1,170	$625
Accounts payable	10,315	9,896
Accrued employee compensation	2,597	2,401
Other accrued liabilities	14,283	10,999
Contract liabilities	15,248	14,598
Long-term debt currently due	1,389	595
Total current liabilities	45,002	39,114
Long-term debt	32,701	30,694
Operating lease liabilities, non-current	1,523	1,586
Future pension and postretirement benefit obligations	4,457	4,807
Other long-term liabilities	7,514	8,449
Total liabilities	91,197	84,650
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	33	36
Shareowners’ Equity:
Common stock	38,388	37,939
Treasury stock	(18,170)	(15,530)
Retained earnings	51,513	52,269
Unearned ESOP shares	(19)	(28)
Accumulated other comprehensive loss	(2,116)	(2,018)
Total shareowners’ equity	69,596	72,632
Noncontrolling interest	1,617	1,546
Total equity	71,213	74,178
Total liabilities, redeemable noncontrolling interest, and equity	$162,443	$158,864
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Operating Activities:
Net income from continuing operations	$1,907	$3,859
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	3,152	3,060
Deferred income tax benefit	(728)	(1,681)
Stock compensation cost	319	318
Net periodic pension and other postretirement income	(1,164)	(1,062)
Change in:
Accounts receivable	(913)	321
Contract assets	(1,163)	(999)
Inventory	(1,430)	(1,434)
Other current assets	(878)	(584)
Accounts payable and accrued liabilities	3,422	1,298
Contract liabilities	429	(284)
Other operating activities, net	219	(272)
Net cash flows provided by operating activities from continuing operations	3,172	2,540
Investing Activities:
Capital expenditures	(1,610)	(1,433)
Investments in businesses	—	(66)
Dispositions of businesses, net of cash transferred	6	94
Customer financing assets receipts, net	41	25
Increase in other intangible assets	(536)	(318)
Payments from settlements of derivative contracts, net	(18)	(259)
Other investing activities, net	56	66
Net cash flows used in investing activities from continuing operations	(2,061)	(1,891)
Financing Activities:
Issuance of long-term debt	2,974	—
Repayment of long-term debt	(175)	(2)
Change in commercial paper, net (Note 8)	473	2,067
Change in other short-term borrowings, net	68	(14)
Dividends paid on common stock	(2,472)	(2,337)
Repurchase of common stock	(2,587)	(2,395)
Other financing activities, net	(190)	(329)
Net cash flows used in financing activities from continuing operations	(1,909)	(3,010)
Effect of foreign exchange rate changes on cash and cash equivalents	4	(57)
Net decrease in cash, cash equivalents, and restricted cash	(794)	(2,418)
Cash, cash equivalents, and restricted cash, beginning of period	6,291	7,853
Cash, cash equivalents, and restricted cash, end of period	5,497	5,435
Less: Restricted cash, included in Other assets, current and Other assets	41	54
Cash and cash equivalents, end of period	$5,456	$5,381
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2023	2022	2023	2022
Equity beginning balance	$74,056	$71,990	$74,178	$74,664
Common Stock
Beginning balance	38,228	37,673	37,939	37,483
Common stock plans activity	160	156	450	359
Purchase of subsidiary shares from noncontrolling interest, net	—	—	(1)	(13)
Ending balance	38,388	37,829	38,388	37,829
Treasury Stock
Beginning balance	(16,713)	(14,539)	(15,530)	(12,727)
Common stock repurchased	(1,457)	(602)	(2,640)	(2,414)
Ending balance	(18,170)	(15,141)	(18,170)	(15,141)
Retained Earnings
Beginning balance	52,489	50,271	52,269	50,265
Net income (loss)	(984)	1,387	1,769	3,775
Dividends on common stock	5	5	(2,472)	(2,337)
Dividends on ESOP common stock	—	—	(42)	(40)
Other	3	(11)	(11)	(11)
Ending balance	51,513	51,652	51,513	51,652
Unearned ESOP Shares
Beginning balance	(22)	(33)	(28)	(38)
Common stock plans activity	3	2	9	7
Ending balance	(19)	(31)	(19)	(31)
Accumulated Other Comprehensive Loss
Beginning balance	(1,502)	(2,931)	(2,018)	(1,915)
Other comprehensive income (loss), net of tax	(614)	(1,191)	(98)	(2,207)
Ending balance	(2,116)	(4,122)	(2,116)	(4,122)
Noncontrolling Interest
Beginning balance	1,576	1,549	1,546	1,596
Net income	51	8	138	65
Less: Redeemable noncontrolling interest net income	(3)	(3)	(6)	(6)
Dividends attributable to noncontrolling interest	(7)	(6)	(58)	(81)
Purchase of subsidiary shares from noncontrolling interest, net	—	—	—	(19)
Disposition of noncontrolling interest, net	—	—	(3)	(13)
Capital contributions	—	—	—	6
Ending balance	1,617	1,548	1,617	1,548
Equity at September 30	$71,213	$71,735	$71,213	$71,735
Supplemental share information
Shares of common stock issued under employee plans, net	202	189	1,432	2,469
Shares of common stock repurchased	17,816	6,642	29,770	25,688
Dividends declared per share of common stock	$—	$—	$1.730	$1.610
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at September 30, 2023 and for the quarters and nine months ended September 30, 2023 and 2022 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2022 Annual Report on Form 10-K.
Effective July 17, 2023, we changed our legal name from Raytheon Technologies Corporation to RTX Corporation.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended September 30, 2023 and 2022 with respect to Raytheon, we are referring to their October 1, 2023 and October 2, 2022 fiscal quarter ends, respectively.
We reclassified certain immaterial prior period amounts within the Condensed Consolidated Statement of Cash Flows to conform to our current period presentation.
Organizational Structure. As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace, Pratt & Whitney, and Raytheon. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been recast to conform to our current period presentation. In conjunction with the segment realignment, the Company revised its accounting policy with respect to the financial statement presentation of an immaterial amount of state income taxes allocable to U.S. government contracts related to our legacy Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) segments. Prior to July 1, 2023, these state income taxes were classified as Selling, general and administrative expenses. Effective with the segment change, state income tax amounts previously reported within Selling, general and administrative expenses were reclassified to Income tax expense (benefit) within the Condensed Consolidated Statement of Operations, and prior period amounts have been reclassified to conform to our current period presentation.
Pratt & Whitney Powder Metal Matter. Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). See “Note 15: Commitments and Contingencies” for additional information.
Russia Sanctions. In response to the Russian military’s invasion of Ukraine on February 24, 2022, the U.S. government and the governments of various jurisdictions in which we operate, including Canada, the United Kingdom, the European Union, and others, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers. As a result of these sanctions on Russia and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax, and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivable and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. We continue to monitor developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. We believe the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand.

Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Note 2: Acquisitions, Dispositions, Goodwill, and Intangible Assets
Dispositions. On July 20, 2023, we entered into a definitive agreement to sell our actuation and flight control business within our Collins segment for gross proceeds of approximately $1.8 billion. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of September 30, 2023
Collins Aerospace	$32,846	$(3)	$48	$32,891
Pratt & Whitney	1,563	—	—	1,563
Raytheon	19,414	—	(2)	19,412
Total Segments	53,823	(3)	46	53,866
Eliminations and other	17	—	—	17
Total	$53,840	$(3)	$46	$53,883
Effective July 1, 2023, we implemented a new organizational structure resulting in a change from four segments to three segments. As a result, we reassigned goodwill and customer relationship intangibles to our new segment structure. Goodwill was reassigned on a relative fair value basis and we tested goodwill related to the impacted reporting units immediately before and after the reassignment and determined that no impairment existed.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2023		December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,742	$(1,621)	$5,536	$(1,408)
Exclusivity assets	3,290	(344)	2,911	(323)
Developed technology and other	1,212	(608)	1,202	(544)
Customer relationships	29,830	(10,282)	29,775	(8,967)
	40,074	(12,855)	39,424	(11,242)
Indefinite-lived:
Trademarks and other	8,646	—	8,641	—
Total	$48,720	$(12,855)	$48,065	$(11,242)
Amortization of intangible assets for the quarters and nine months ended September 30, 2023 and 2022 was $545 million and $1,564 million and $497 million and $1,451 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2023 through 2028:

(dollars in millions)	Remaining 2023	2024	2025	2026	2027	2028
Amortization expense	$449	$2,195	$2,102	$2,025	$1,905	$1,803

Note 3: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to common shareowners:
Income (loss) from continuing operations	$(984)	$1,387	$1,769	$3,794
Loss from discontinued operations	—	—	—	(19)
Net income (loss) attributable to common shareowners	$(984)	$1,387	$1,769	$3,775
Basic weighted average number of shares outstanding	1,448.1	1,470.1	1,455.7	1,478.7
Stock awards and equity units (share equivalent)	—	9.2	10.2	10.2
Diluted weighted average number of shares outstanding	1,448.1	1,479.3	1,465.9	1,488.9
Earnings (Loss) Per Share attributable to common shareowners - Basic:
Income (loss) from continuing operations	$(0.68)	$0.94	$1.22	$2.57
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to common shareowners	$(0.68)	$0.94	$1.22	$2.55
Earnings (Loss) Per Share attributable to common shareowners - Diluted:
Income (loss) from continuing operations	$(0.68)	$0.94	$1.21	$2.55
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to common shareowners	$(0.68)	$0.94	$1.21	$2.54
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2023, the number of stock awards excluded from the computation was 20.5 million and 7.0 million, respectively. For the quarter and nine months ended September 30, 2022, the number of stock awards excluded from the computation was 10.4 million and 7.1 million, respectively. All outstanding stock awards are excluded in the computation of diluted EPS in the quarter ended September 30, 2023 because their effect was antidilutive due to the loss from continuing operations.
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
Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage of completion basis.
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Total net sales	$(235)	$72	$(304)	$150
Operating profit (loss)	(279)	7	(433)	2
Income (loss) from continuing operations attributable to common shareowners(1)	(220)	6	(342)	2
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.15)	$—	$(0.23)	$—
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
Accounts receivable	$10,422	$9,560
Allowance for expected credit losses	(364)	(452)
Total accounts receivable, net	$10,058	$9,108
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Contract assets	$12,696	$11,534
Contract liabilities	(15,248)	(14,598)
Net contract liabilities	$(2,552)	$(3,064)
Contract assets increased $1,162 million during the nine months ended September 30, 2023 primarily due to sales in excess of billings on certain contracts at Raytheon and Pratt & Whitney, partially offset by a decrease in contract assets driven by a customer insolvency charge recorded in the second quarter of 2023 and the EAC impacts related to the Powder Metal Matter, both at Pratt & Whitney. Contract liabilities increased $650 million during the nine months ended September 30, 2023 primarily due to billings in excess of sales on certain contracts at Pratt & Whitney and Collins. We recognized revenue of $0.9 billion and $4.4 billion during the quarter and nine months ended September 30, 2023, respectively, related to contract liabilities as of January 1, 2023 and $1.1 billion and $4.1 billion during the quarter and nine months ended September 30, 2022, respectively, related to contract liabilities as of January 1, 2022.
As of September 30, 2023, our Contract liabilities include approximately $390 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets include an allowance for expected credit losses of $235 million and $318 million as of September 30, 2023 and December 31, 2022, respectively.

Note 7: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
Raw materials	$3,894	$3,477
Work-in-process	4,297	3,839
Finished goods	3,859	3,301
Total inventory, net	$12,050	$10,617
Note 8: Borrowings and Lines of Credit
As of September 30, 2023, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion. This agreement was renewed in August 2023 and expires in August 2028. As of September 30, 2023, there were no borrowings outstanding under this agreement. The Company’s $2.0 billion revolving credit agreement scheduled to expire September 2023, was terminated in August 2023, and there were no outstanding borrowings at the time of termination.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $1.0 billion and $0.5 billion of commercial paper borrowings outstanding at September 30, 2023 and December 31, 2022, respectively, which is reflected in Short-term borrowings in our Condensed Consolidated Balance Sheet. At September 30, 2023 and December 31, 2022, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 5.6% and 4.4%, respectively.
During the nine months ended September 30, 2023, we had no new borrowings, and $200 million of repayments, of commercial paper with maturities greater than 90 days. During the nine months ended September 30, 2022, we had $1.4 billion of proceeds from issuance, and no repayments, of commercial paper with maturities greater than 90 days.
We had the following issuances of long-term debt during the nine months ended September 30, 2023:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250
We made the following repayment of long-term debt during the nine months ended September 30, 2023:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
August 16, 2023	3.650% notes due 2023	$171
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
3.650% notes due 2023 (1)	$—	$171
3.700% notes due 2023 (1)	400	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3.950% notes due 2025 (1)	1,500	1,500
2.650% notes due 2026 (1)	719	719
5.000% notes due 2026 (1)	500	—
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285

7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	533	531
2.250% notes due 2030 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	—
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	—
Other (including finance leases)	260	253
Total principal long-term debt	34,087	31,249
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	3	40
Total long-term debt	34,090	31,289
Less: current portion	1,389	595
Long-term debt, net of current portion	$32,701	$30,694
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt at September 30, 2023 is approximately 14 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.

Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
U.S. qualified defined benefit plans	$9	$—	$9	$—
International defined benefit plans	13	18	42	48
PRB plans	8	8	20	18
Defined contribution plans	296	230	985	792
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
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	September 30, 2023	December 31, 2022
Noncurrent pension assets (included in Other assets)	$3,996	$3,301
Current pension and PRB liabilities (included in Accrued employee compensation)	307	307
Future pension and postretirement benefit obligations	4,457	4,807
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	September 30, 2023	December 31, 2022
Noncurrent pension liabilities	$3,816	$4,133
Noncurrent PRB liabilities	581	611
Other pension and PRB related items	60	63
Future pension and postretirement benefit obligations	$4,457	$4,807
The components of net periodic benefit (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended September 30,		PRB Quarter Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Operating expense
Service cost	$56	$118	$1	$2
Non-operating expense
Interest cost	627	380	12	7
Expected return on plan assets	(940)	(883)	(5)	(5)
Amortization of prior service credit	(39)	(40)	—	—
Recognized actuarial net (gain) loss	(94)	76	(8)	(3)
Net settlement, curtailment, and special termination benefit (gain) loss	4	—	—	—
Non-service pension income	(442)	(467)	(1)	(1)
Total net periodic benefit (income) expense	$(386)	$(349)	$—	$1

	Pension Benefits Nine Months Ended September 30,		PRB Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Operating expense
Service cost	$167	$354	$3	$6
Non-operating expense
Interest cost	1,880	1,142	36	21
Expected return on plan assets	(2,815)	(2,661)	(15)	(16)
Amortization of prior service credit	(118)	(123)	—	—
Recognized actuarial net (gain) loss	(284)	230	(24)	(9)
Net settlement, curtailment, and special termination benefit (gain) loss	6	(6)	—	—
Non-service pension (income) expense	(1,331)	(1,418)	(3)	(4)
Total net periodic benefit (income) expense	$(1,164)	$(1,064)	$—	$2
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Marketable securities held in trusts	$737	$774
Note 10: Income Taxes
On September 8, 2023, the Internal Revenue Service (IRS) issued Notice 2023-63 providing interim guidance regarding the capitalization and amortization of research and experimental expenditures for U.S. tax purposes that became effective in 2022; prior to 2022 research and experimental expenditures were generally deductible in the period incurred. The IRS notice also provides that the Department of the Treasury and the IRS intend to issue proposed regulations consistent with the guidance set forth in the notice and that taxpayers may rely on the guidance in the notice prior to the issuance of the proposed regulations.
The Company’s initial analysis indicates the guidance provided in the notice will result in fewer costs being subject to capitalization, and as such, costs previously required to be capitalized will now be deductible in the year incurred. Accordingly, the financial statements for the quarter and nine months ended September 30, 2023 include the estimated impacts of the interim guidance provided in the notice for both the 2022 and 2023 tax years. The Company will continue to review the applicability of the notice to our businesses and will review the proposed regulations when issued and adjust the estimates as necessary.
Our effective tax rate for the quarter and nine months ended September 30, 2023 was 29.4% and 9.2%, respectively, as compared to 16.8% and 13.8% for the quarter and nine months ended September 30, 2022, respectively. The change in our effective tax rate for the quarter and nine months ended September 30, 2023 primarily relates to a $2.9 billion charge related to the Powder Metal Matter. We recorded a deferred income tax benefit related to this charge of $663 million. The remaining change is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit.
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
The Examination Division of the Internal Revenue Service (IRS) is concluding the examination phase of RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The examination phase of these audits is expected to close in 2023. The Company expects to dispute certain IRS proposed adjustments for each exam at the Appeals Division of the IRS.
The Company believes that it is reasonably possible that the closure of the audit examination phase for the RTX 2017 and 2018 and Rockwell Collins 2016, 2017, and 2018 tax years, as well as the expected expiration of U.S. federal income tax statute of limitations for RTX’s 2019 tax year in the fourth quarter of 2023, will result in a net income benefit in the range of $275 million to $365 million. This range includes the effects of adjusting interest accruals and certain tax related indemnity receivables related to the separation and distributions of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). The tax components of this range are included in the revaluation range discussed below.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $350 million to $475 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
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
The present value of aggregate notional principal of our outstanding foreign currency hedges was $12.7 billion and $11.2 billion at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, all derivative contracts accounted for as cash flow hedges will mature by February 2030.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$125	$67
	Other accrued liabilities	231	347
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$26	$17
	Other accrued liabilities	43	39
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Condensed Consolidated Statement of Operations in the quarters and nine months ended September 30, 2023 and 2022 are presented in “Note 16: Accumulated Other Comprehensive Loss.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of September 30, 2023, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
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
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	September 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$737	$675	$62	$—
Derivative assets	151	—	151	—
Derivative liabilities	274	—	274	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$774	$713	$61	$—
Derivative assets	84	—	84	—
Derivative liabilities	386	—	386	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of September 30, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2023		December 31, 2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$88	$82	$169	$161
Long-term debt (excluding finance leases)	33,995	29,125	31,201	28,049
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$82	$—	$82	$—
Long-term debt (excluding finance leases)	29,125	—	29,080	45

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$161	$—	$161	$—
Long-term debt (excluding finance leases)	28,049	—	28,003	46
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature, with commercial paper classified as level 2 and other short-term borrowings classified as level 3 within the fair value hierarchy.
Note 13: Variable Interest Entities
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC), and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC, and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. Other collaborators participate in Pratt & Whitney’s program share interest in IAE and IAE LLC. Pratt & Whitney’s net program share interest in

IAE and IAE LLC, after considering its sub-collaborator share, is 57% and 51%, respectively. The carrying amounts and classification of assets and liabilities for variable interest entities in our Condensed Consolidated Balance Sheet are as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Current assets	$8,516	$7,609
Noncurrent assets	857	779
Total assets	$9,373	$8,388
Current liabilities	$12,198	$9,154
Noncurrent liabilities	99	19
Total liabilities	$12,297	$9,173
Note 14: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2036. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of September 30, 2023 and December 31, 2022, the following financial guarantees were outstanding:

	September 30, 2023		December 31, 2022
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$302	$—	$304	$—
Third party guarantees	422	1	335	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $139 million and $140 million at September 30, 2023 and December 31, 2022, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $96 million and $97 million at September 30, 2023 and December 31, 2022, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 15: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2023 and 2022 were as follows:

(dollars in millions)	2023	2022
Balance as of January 1	$1,109	$1,157
Warranties and performance guarantees issued	244	203
Settlements	(221)	(196)
Other	(21)	(21)
Balance as of September 30	$1,111	$1,143
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of September 30, 2023 and December 31, 2022, we had $770 million and $798 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.5 billion and $15.3 billion as of September 30, 2023 and December 31, 2022, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.1 billion as of September 30, 2023.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2023, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.4 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD), and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)), may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations, or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
Tax Treatment of Carrier and Otis Dispositions. Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis or certain internal business separation transactions were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, results of operations, financial condition, or liquidity in future reporting periods.
Pratt & Whitney Powder Metal Matter. Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo). This determination was made pursuant to Pratt & Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a repetitive inspection protocol for high pressure turbine disks as well as part life limits for high pressure turbine disks and high pressure compressor disks. This fleet management plan is expected to be released in one or more service bulletins (SB) beginning in the fourth quarter of 2023, following alignment with regulators. The actions set forth in the SI and SBs are expected to result in significant incremental shop visits through the end of 2026. These incremental shop visits are above Pratt & Whitney's prior estimates as of June 30, 2023. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the PW1100 powered A320neo fleet through 2026.
As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, RTX recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This reflects our current best estimate of expected customer compensation for the estimated duration of the disruption as well as the third quarter Estimate-at-Completion (EAC) adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The $2.9 billion charge is reflected in the Condensed Consolidated Statement of Operations as a reduction of sales of $5.4 billion which was partially offset by a net reduction of cost of sales of $2.5 billion primarily representing our partners’ 49% share of this charge. This resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally relates to our 51% share of an accrual for expected customer compensation.
While Pratt & Whitney continues to evaluate the impact of this powder metal issue on other engine models within its fleet, we do not currently believe there will be any significant financial impact with respect to these other engine models. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of new parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations, and litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($982 million at September 30, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($149 million at September 30, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($116 million at September 30, 2023). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second claim. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the two claims are without legal basis and that any damages owed to the U.S. government for the two claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our joint venture known as Thales-Raytheon Systems (TRS), or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its ongoing investigation. The Company maintains a rigorous anti-corruption compliance program, and continues to cooperate fully with the SEC’s and DOJ’s inquiries, and to examine through our own investigation whether there were any improper payments or any such conduct that was in violation of Raytheon Company policy. At this time, the Company is unable to predict the outcome of the SEC’s or DOJ’s inquiries. Based on the information available to date, however, we cannot reasonably estimate the range of any potential loss or impact to the business that may result, but do not believe that the results of these inquiries will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation, Contract Pricing Disputes, and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company’s Missiles & Defense (RMD) business since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for three RMD contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a different RMD contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by, the DOJ’s ongoing investigation. We continue to make substantial progress in our internal review of the issues raised by the DOJ investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a probable risk of liability for damages, interest, and potential penalties, and has accrued approximately $300 million for this matter. We are currently unable to estimate an incremental loss, if any, which may result when the DOJ investigation is complete. Based on the information available to date, we do not believe the results of the DOJ investigation, or of any pending or potential civil litigation, will have a material adverse effect on our results of operations, financial condition, or liquidity.
Following the Company’s initial disclosure of the DOJ subpoena, three shareholder derivative lawsuits were also filed in the United States District Court for the District of Delaware against the former Raytheon Company Board of Directors, the Company, and certain of its executives, each alleging that defendants violated federal securities laws and breached their fiduciary duties by engaging in improper accounting practices, failing to implement sufficient internal financial and compliance controls, and making a series of false and misleading statements in regulatory filings. Those shareholder derivative lawsuits were consolidated and remain pending. We continue to believe that the consolidated action lacks merit.
Darnis, et al. and Related Matter
As previously disclosed, on August 12, 2020, several former employees of United Technologies Corporation (UTC) or its subsidiaries filed a putative class action complaint in the United States District Court for the District of Connecticut against the Company, Otis, Carrier, the former members of the UTC Board of Directors, and the members of the Carrier and Otis Boards of Directors. The complaint challenged the method by which UTC equity awards were converted to Company, Otis, and Carrier equity awards following the separation of UTC into three independent, publicly-traded companies on April 3, 2020. The complaint also claimed that the defendants are liable for breach of certain equity compensation plans and also asserted claims under certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA). On September 13, 2021, Plaintiffs filed an amended complaint, which superseded the initial complaint, and continued to assert claims for breach of the equity compensation plans against the Company, Otis, and Carrier, but no longer asserted ERISA claims. Further, no claim was made in the amended complaint against any current or former director of any of the three companies. Plaintiffs sought money damages, attorneys’ fees, and other relief. On September 30, 2022, in response to motions to dismiss filed by the Company, Otis and Carrier, the Court dismissed the class action in its entirety with prejudice. On October 26, 2022, Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit, which affirmed the dismissal on August 3, 2023. On December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which UTC equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly-traded companies. We believe that the lawsuit lacks merit.
Civil Litigation Related to Employee Hiring Practices
Pratt & Whitney is one of multiple defendants in a putative class action lawsuit pending in the United States District Court for the District of Connecticut alleging that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011, and are seeking to recover treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. We believe that the claims asserted lack merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.

Securities Suit Related to Powder Metal Disclosure
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s Geared Turbofan engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
In the ordinary course of business, the Company and its subsidiaries are also routinely defendants in, parties to, or otherwise subject to many pending and threatened legal actions, claims, disputes, and proceedings. These matters are often based on alleged violations of contract, product liability, warranty, regulatory, environmental, health and safety, employment, intellectual property, tax, and other laws. In some instances, claims for substantial monetary damages are asserted against the Company and its subsidiaries and could result in fines, penalties, compensatory or treble damages, or non-monetary relief. We do not believe that these matters will have a material adverse effect upon our results of operations, financial condition, or liquidity.
Note 16: Accumulated Other Comprehensive Loss
A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2023 and 2022 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2023
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)
Other comprehensive income (loss) before reclassifications, net	(441)	37	(132)	(536)
Amounts reclassified, pre-tax	—	(141)	9	(132)
Tax benefit (expense)	(3)	33	24	54
Balance at September 30, 2023	$(920)	$(1,106)	$(90)	$(2,116)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	85	(7)	101	179
Amounts reclassified, pre-tax	—	(426)	73	(353)
Tax benefit (expense)	—	109	(33)	76
Balance at September 30, 2023	$(920)	$(1,106)	$(90)	$(2,116)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Quarter Ended September 30, 2022
Balance at June 30, 2022	$(908)	$(1,772)	$(251)	$(2,931)
Other comprehensive income (loss) before reclassifications, net	(1,050)	15	(285)	(1,320)
Amounts reclassified, pre-tax	—	33	34	67
Tax benefit (expense)	4	(6)	64	62
Balance at September 30, 2022	$(1,954)	$(1,730)	$(438)	$(4,122)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(2,000)	18	(453)	(2,435)
Amounts reclassified, pre-tax	2	98	57	157
Tax benefit (expense)	(5)	(18)	94	71
Balance at September 30, 2022	$(1,954)	$(1,730)	$(438)	$(4,122)
Note 17: Segment Financial Data
Our segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services. As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information is reflective of this new structure and prior period information has been recast to conform to our current period presentation.
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for aircraft manufacturers, airlines, and regional, business, and general aviation, as well as for defense and commercial space operations. Collins’ product lines include integrated avionics systems, aviation systems, communications systems, navigation systems, electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft seating and cargo systems, evacuation systems, landing systems (including landing gear, wheels, and braking systems), hoists and winches, fire and ice detection and protection systems, actuation systems, and propeller systems. Collins also designs, manufactures, and supports cabin interior, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits and support government and defense customer missions by providing connected battlespace systems, test and training range systems, crew escape systems, and simulation and training solutions. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks and air traffic management solutions. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce, and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada, is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, as well as helicopters. Pratt & Whitney also produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these segments.
Raytheon is a leading provider of defensive and offensive threat detection, tracking and mitigation capabilities for U.S. and foreign government and commercial customers. Raytheon designs, develops, and provides advanced capabilities in integrated air and missile defense, smart weapons, missiles, advanced sensors and radars, offensive and defensive cybersecurity tools, interceptors, space-based systems, hypersonics, and missile defense across land, air, sea, and space.

We present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the Financial Accounting Standards (FAS) requirements of U.S. Generally Accepted Accounting Principles (GAAP) and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our Raytheon segment. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time, we generally expect to recover the related Raytheon pension and PRB liabilities through the pricing of our products and services to the U.S. government. Collins and Pratt & Whitney generally record pension and PRB expense on a FAS basis. In connection with the segment realignment, prior period results were recast in order to maintain the segment cost recognition patterns described above.
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
Total sales and operating profit (loss) by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended September 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2023	2022	2023	2022	2023	2022
Collins Aerospace	$6,629	$5,718	$903	$742	13.6%	13.0%
Pratt & Whitney(2)	926	5,380	(2,482)	316	(268.0)%	5.9%
Raytheon	6,472	6,308	560	686	8.7%	10.9%
Total segment	14,027	17,406	(1,019)	1,744	(7.3)%	10.0%
Eliminations and other(1)	(563)	(455)	(69)	(13)
Corporate expenses and other unallocated items(3)	—	—	(63)	(77)
FAS/CAS operating adjustment	—	—	272	348
Acquisition accounting adjustments	—	—	(517)	(482)
Consolidated	$13,464	$16,951	$(1,396)	$1,520	(10.4)%	9.0%
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
(3)    2022 included the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.
Results for the nine months ended September 30, 2023 and 2022 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2023	2022	2023	2022	2023	2022
Collins Aerospace	$19,133	$16,821	$2,699	$1,973	14.1%	11.7%
Pratt & Whitney(2)	11,857	14,878	(1,837)	769	(15.5)%	5.2%
Raytheon	19,464	18,515	1,775	1,920	9.1%	10.4%
Total segment	50,454	50,214	2,637	4,662	5.2%	9.3%
Eliminations and other (1)	(1,461)	(1,233)	(34)	(25)
Corporate expenses and other unallocated items (3)	—	—	(165)	(255)
FAS/CAS operating adjustment	—	—	845	1,045
Acquisition accounting adjustments	—	—	(1,499)	(1,414)
Consolidated	$48,993	$48,981	$1,784	$4,013	3.6%	8.2%
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
(3)    2022 included the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.

Total assets by segment are as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Collins Aerospace (1)	$72,006	$70,404
Pratt & Whitney (1)	39,619	36,205
Raytheon (1)	46,075	45,666
Total segment	157,700	152,275
Corporate, eliminations, and other	4,743	6,589
Consolidated	$162,443	$158,864
(1)    Total assets include acquired intangible assets and the property, plant, and equipment fair value adjustment. Related amortization expense is included in Acquisition accounting adjustments.
We disaggregate our contracts from customers by geographic region based on customer location, by customer, and by sales type. Our geographic region based on customer location uses end user customer location where known or practical to determine, or in instances where the end user customer is not known or not practical to determine, we utilize “ship to” location as the customer location. In addition, for our Raytheon segment, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.
Segment sales disaggregated by geographic region for the quarters ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,323	$2,849	$4,987	$(4)	$11,155	$2,988	$2,756	$4,635	$43	$10,422
Europe	1,580	1,533	400	1	3,514	1,251	1,074	337	1	2,663
Asia Pacific	674	1,191	549	—	2,414	563	1,028	569	—	2,160
Middle East and North Africa	187	168	469	—	824	143	160	675	—	978
Other regions	335	586	37	—	958	313	360	55	—	728
Powder Metal Matter	—	(5,401)	—	—	(5,401)	—	—	—	—	—
Consolidated net sales	6,099	926	6,442	(3)	13,464	5,258	5,378	6,271	44	16,951
Inter-segment sales	530	—	30	(560)	—	460	2	37	(499)	—
Business segment sales	$6,629	$926	$6,472	$(563)	$13,464	$5,718	$5,380	$6,308	$(455)	$16,951
Segment sales disaggregated by geographic region for the nine months ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$9,657	$8,327	$14,865	$81	$32,930	$8,775	$7,630	$13,802	$130	$30,337
Europe	4,580	3,998	1,209	3	9,790	3,875	3,010	1,026	2	7,913
Asia Pacific	1,864	3,068	1,640	1	6,573	1,594	2,726	1,505	—	5,825
Middle East and North Africa	531	382	1,525	—	2,438	397	350	1,929	—	2,676
Other regions	1,050	1,482	131	—	2,663	918	1,160	151	1	2,230
Powder Metal Matter	—	(5,401)	—	—	(5,401)	—	—	—	—	—
Consolidated net sales	17,682	11,856	19,370	85	48,993	15,559	14,876	18,413	133	48,981
Inter-segment sales	1,451	1	94	(1,546)	—	1,262	2	102	(1,366)	—
Business segment sales	$19,133	$11,857	$19,464	$(1,461)	$48,993	$16,821	$14,878	$18,515	$(1,233)	$48,981

Segment sales disaggregated by type of customer for the quarters ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney(2)	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,502	$1,239	$4,943	$(6)	$7,678	$1,610	$1,324	$4,579	$42	$7,555
Foreign military sales through the U.S. government	76	474	767	—	1,317	85	295	895	—	1,275
Foreign government direct commercial sales	257	127	636	—	1,020	227	116	720	1	1,064
Commercial aerospace and other commercial sales	4,264	(914)	96	3	3,449	3,336	3,643	77	1	7,057
Consolidated net sales	6,099	926	6,442	(3)	13,464	5,258	5,378	6,271	44	16,951
Inter-segment sales	530	—	30	(560)	—	460	2	37	(499)	—
Business segment sales	$6,629	$926	$6,472	$(563)	$13,464	$5,718	$5,380	$6,308	$(455)	$16,951
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by type of customer for the nine months ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney(2)	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$4,670	$3,774	$14,670	$79	$23,193	$4,785	$3,915	$13,624	$128	$22,452
Foreign military sales through the U.S. government	226	1,158	2,436	—	3,820	271	796	2,565	—	3,632
Foreign government direct commercial sales	793	347	1,970	3	3,113	784	335	1,996	3	3,118
Commercial aerospace and other commercial sales	11,993	6,577	294	3	18,867	9,719	9,830	228	2	19,779
Consolidated net sales	17,682	11,856	19,370	85	48,993	15,559	14,876	18,413	133	48,981
Inter-segment sales	1,451	1	94	(1,546)	—	1,262	2	102	(1,366)	—
Business segment sales	$19,133	$11,857	$19,464	$(1,461)	$48,993	$16,821	$14,878	$18,515	$(1,233)	$48,981
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the quarters ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney(1)	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$4,761	$(1,486)	$5,339	$1	$8,615	$4,194	$3,183	$5,336	$43	$12,756
Services	1,338	2,412	1,103	(4)	4,849	1,064	2,195	935	1	4,195
Consolidated net sales	6,099	926	6,442	(3)	13,464	5,258	5,378	6,271	44	16,951
Inter-segment sales	530	—	30	(560)	—	460	2	37	(499)	—
Business segment sales	$6,629	$926	$6,472	$(563)	$13,464	$5,718	$5,380	$6,308	$(455)	$16,951
(1)    Includes the reduction in sales from the Powder Metal Matter.

Segment sales disaggregated by sales type for the nine months ended September 30, 2023 and 2022 are as follows:

	2023					2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney(1)	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$13,813	$4,765	$16,149	$86	$34,813	$12,309	$8,798	$15,640	$129	$36,876
Services	3,869	7,091	3,221	(1)	14,180	3,250	6,078	2,773	4	12,105
Consolidated net sales	$17,682	$11,856	$19,370	$85	$48,993	$15,559	$14,876	$18,413	$133	$48,981
Inter-segment sales	1,451	1	94	(1,546)	—	1,262	2	102	(1,366)	—
Business segment sales	$19,133	$11,857	$19,464	$(1,461)	$48,993	$16,821	$14,878	$18,515	$(1,233)	$48,981
(1)    Includes the reduction in sales from the Powder Metal Matter.
Raytheon segment sales disaggregated by contract type for the quarters ended September 30, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Fixed-price	$2,997	$3,180
Cost-type	3,445	3,091
Consolidated net sales	6,442	6,271
Inter-segment sales	30	37
Business segment sales	$6,472	$6,308
Raytheon segment sales disaggregated by contract type for the nine months ended September 30, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Fixed-price	$9,639	$9,369
Cost-type	9,731	9,044
Consolidated net sales	19,370	18,413
Inter-segment sales	94	102
Business segment sales	$19,464	$18,515
Note 18: Remaining Performance Obligations (RPO)
RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $190 billion as of September 30, 2023. Of the total RPO as of September 30, 2023, we expect approximately 30% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 15 years.
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
Other new pronouncements issued but not effective until after September 30, 2023 are not expected to have a material impact on our results of operations, financial condition, or liquidity.
Note 20: Subsequent Events
Accelerated Share Repurchase. On October 21, 2023, our Board of Directors authorized a share repurchase program for up to $11 billion of our common stock, replacing the previous program announced on December 12, 2022. This $11 billion share repurchase authorization is inclusive of authority to enter into a $10 billion accelerated share repurchase program (ASR).

On October 24, 2023, we entered into a $10 billion bridge loan facility, the proceeds of which are expected to be used to fund the ASR, and on October 24, 2023, we announced our intention to enter into the ASR. We expect to enter into ASR agreements in October 2023 which will provide for the repurchase of an aggregate of $10 billion of the Company’s common stock. Under the ASR we expect to take delivery of the majority of the shares in the fourth quarter of 2023 with the expected final settlement of the transactions under the ASR agreements to occur no later than the third quarter of 2024. We intend to repay the bridge loan with long-term debt.
Definitive Agreement. On October 18, 2023, we entered into a definitive agreement to sell our Cybersecurity, Intelligence and Services business within our Raytheon segment for a sales price of approximately $1.3 billion. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and nine months ended September 30, 2023 and 2022, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 24, 2023, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of September 30, 2023, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity, for the three-month and nine-month periods ended September 30, 2023 and 2022, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 24, 2023

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
As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information is reflective of this new structure and prior period information has been recast to conform to our current period presentation.
Raytheon follows a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended September 30, 2023 and 2022 with respect to Raytheon, we are referring to their October 1, 2023 and October 2, 2022 fiscal quarter ends, respectively.
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
Pratt & Whitney Powder Metal Matter. As described further in “Note 15: Commitments and Contingencies,” within Item 1 of this Form 10-Q, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”).
Global Supply Chain and Labor Markets. Ongoing global supply chain and labor market constraints continue to include materials and parts shortages, including raw material, microelectronics, and commodity shortages, as well as delivery delays, labor shortages, distribution problems, and price increases. Current geopolitical conditions, including sanctions and other trade restrictive activities and strained intercountry relations, are contributing to these issues. We have had difficulties procuring necessary materials, including raw materials, components, and other supplies, and services on a timely basis or at all. We have also had difficulties hiring qualified personnel, particularly personnel with specialized engineering experience and security clearances. Our suppliers and subcontractors have been impacted by the same issues, compounding the shortages for us because we rely on them, sometimes as sole-source providers. In addition, the ongoing recovery in commercial air travel has increased demand for our products and services and added to these supply chain and labor market challenges. We work continuously to mitigate the effects of these supply chain and labor constraints through a number of targeted activities and ongoing programs. However, the timing as to when our supply chain and labor challenges will abate is uncertain and subject to a wide range of factors and future developments.
U.S. Government’s Continuing Resolution. On September 30, 2023, President Biden signed a continuing resolution that funds federal agencies until November 17, 2023. A continuing resolution authorizes federal agencies to operate generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress is unable to enact formal fiscal year 2024 appropriation bills by November 17, 2023, it may pass another continuing resolution. However, if Congress fails to pass the formal appropriations bills or a continuing resolution, then the U.S. government would shut down during which federal agencies would cease all non-essential functions.
In the event of a U.S. government shutdown, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the continuing resolution or shutdown. Furthermore, under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact appropriation bills by April 30, 2024, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration.
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
China previously announced that it may take measures against RTX in connection with certain foreign military sales to Taiwan. On February 16, 2023, China’s Ministry of Commerce announced that it has added Raytheon Missiles & Defense (RMD) (a former RTX business segment which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment) to its “unreliable entities list” in connection with certain foreign military sales to Taiwan involving RMD’s products and services, and that it would impose certain sanctions against RMD, including a fine equal to twice the value of the arms that RMD has sold to Taiwan since September 2020. In addition, on September 16, 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. RTX is not aware of any specific sanctions against Mr. Hayes. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.

We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments and those approvals may not be obtained or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of September 30, 2023, our Contract liabilities include approximately $390 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to RTX are uncertain and subject to change given the volatile nature of the situation.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic caused continuing negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. We believe the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand. Our expectations regarding the negative effects of the COVID-19 pandemic and ongoing recovery and their potential financial impact are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
See Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2022 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than disclosed below, there have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2023.
Contingent Liabilities. As described in “Note 15: Commitments and Contingencies” within Item 1 of this Form 10-Q, contractual, regulatory and other matters in the normal course of business may arise that subject us to claims or litigation, including with respect to matters relating to technical issues on programs, government contracts, performance and operating cost guarantees, employee benefit plans, legal, and environmental, health and safety matters. In particular, the design, development, production and support of aerospace technologies is inherently complex and subject to risk. Technical issues associated with these technologies may arise in the normal course and may result in financial impacts, including increased warranty provisions, customer contract settlements, and changes in contract performance estimates. These impacts could be material to the Company’s results of operations, financial condition, and liquidity. Additionally, we have significant contracts with the U.S. government, subject to government oversight and audit, which may require significant adjustment of contract prices. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating our liability based on both the likelihood of any adverse judgments or outcomes, and the costs associated with these matters, requires significant judgment. The inherent uncertainty related to the outcome of these matters could result in amounts materially different from any provisions made with respect to their resolution.
Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). This determination was made pursuant to Pratt & Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a repetitive inspection protocol for high pressure turbine disks as well as part life limits for high pressure turbine disks and high pressure compressor disks. This fleet management plan is expected to be released in one or more service bulletins (SB) beginning in the fourth quarter of 2023, following alignment with regulators. The actions set forth in the SI and SBs are expected to result in significant incremental shop visits through the end of 2026. These incremental shop visits are above Pratt & Whitney's prior estimates as of June 30, 2023. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the PW1100 powered A320neo fleet through 2026.
As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, RTX recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This reflects our current best estimate of expected customer compensation for the estimated duration of the disruption as well as the third quarter Estimate-at-Completion (EAC) adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The $2.9 billion charge is reflected in the Condensed Consolidated Statement of Operations as a reduction of sales of $5.4 billion which was partially offset by a net reduction of cost of sales of $2.5 billion primarily representing our partners’ 49% share of this charge. This resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally relates to our 51% share of an accrual for expected customer compensation. While the timing of settlement is subject to a number of variables, we expect the $2.8 billion of Other accrued liabilities to be paid consistent with the timing of execution of the fleet management plan and period of increased aircraft on ground levels referenced above.
While Pratt & Whitney continues to evaluate the impact of this powder metal issue on other engine models within its fleet, we do not currently believe there will be any significant financial impact with respect to these other engine models. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of new parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
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

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Net sales	$13,464	$16,951	$48,993	$48,981
The factors contributing to the change year-over-year in total net sales for the quarter and nine months ended September 30, 2023 are as follows:

(dollars in millions)	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic(1)	$2,000	$5,609
Acquisitions and divestitures, net	(29)	(111)
Other	(5,458)	(5,486)
Total change	$(3,487)	$12
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
Net sales increased $2.0 billion organically in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily due to higher organic sales of $0.9 billion at Collins, $0.9 billion at Pratt & Whitney, and $0.2 billion at Raytheon.
Other sales decreased $5.5 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily driven by the net sales charge of $5.4 billion associated with the Powder Metal Matter.
Net sales increased $5.6 billion organically in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher organic sales of $2.4 billion at Collins, $2.4 billion at Pratt & Whitney, and $1.0 billion at Raytheon.
Other sales decreased $5.5 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily driven by the net sales charge of $5.4 billion associated with the Powder Metal Matter.
See “Segment Review” below for further information by segment.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Net Sales
Products	$8,615	$12,756	64.0%	75.3%
Services	4,849	4,195	36.0%	24.7%
Total net sales	$13,464	$16,951	100%	100%
Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales decreased $4.1 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily driven by a net sales charge of $5.3 billion associated with the Powder Metal Matter, partially offset by increases in external products sales of $0.6 billion at Pratt & Whitney and $0.6 billion at Collins.
Net services sales increased $0.7 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily due to increases in external services sales of $0.3 billion at Collins, $0.3 billion at Pratt & Whitney, and $0.2 billion at Raytheon, partially offset by a net sales charge of $0.1 billion associated with the Powder Metal Matter.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Net Sales
Products	$34,813	$36,876	71.1%	75.3%
Services	14,180	12,105	28.9%	24.7%
Total net sales	$48,993	$48,981	100%	100%
Net products sales decreased $2.1 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily driven by a net sales charge of $5.3 billion associated with the Powder Metal Matter, partially offset by increases in external products sales of $1.5 billion at Collins, $1.3 billion at Pratt & Whitney, and $0.5 billion at Raytheon.
Net services sales increased $2.1 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to increases in external services sales of $1.1 billion at Pratt & Whitney, $0.6 billion at Collins, and $0.4 billion at Raytheon, partially offset by a net sales charge of $0.1 billion associated with the Powder Metal Matter.
Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Sales to the U.S. government(1)	$7,678	$7,555	57.0%	44.6%
Foreign military sales through the U.S. government	1,317	1,275	9.8%	7.5%
Foreign government direct commercial sales	1,020	1,064	7.6%	6.3%
Commercial aerospace and other commercial sales(2)	3,449	7,057	25.6%	41.6%
Total net sales	$13,464	$16,951	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Sales to the U.S. government(1)	$23,193	$22,452	47.3%	45.8%
Foreign military sales through the U.S. government	3,820	3,632	7.8%	7.4%
Foreign government direct commercial sales	3,113	3,118	6.4%	6.4%
Commercial aerospace and other commercial sales(2)	18,867	19,779	38.5%	40.4%
Total net sales	$48,993	$48,981	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter

Cost of Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Total cost of sales	$12,750	$13,464	$40,913	$38,880
Percentage of net sales	94.7%	79.4%	83.5%	79.4%

The factors contributing to the change year-over-year in total cost of sales for the quarter and nine months ended September 30, 2023 are as follows:

(dollars in millions)	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Organic(1)	$1,633	$4,446
Acquisitions and divestitures, net	(28)	(101)
Restructuring	45	87
FAS/CAS operating adjustment	67	175
Acquisition accounting adjustments	36	86
Other	(2,467)	(2,660)
Total change	$(714)	$2,033
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic increase in total cost of sales of $1.6 billion for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales decreased $2.5 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ 49% share of the Powder Metal Matter.
The organic increase in total cost of sales of $4.4 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales decreased $2.7 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ 49% share of the Powder Metal Matter.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
For further discussion on FAS/CAS operating adjustment, see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For further discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Cost of sales
Products	$9,289	$10,493	69.0%	61.9%
Services	3,461	2,971	25.7%	17.5%
Total cost of sales	$12,750	$13,464	94.7%	79.4%
Net products cost of sales decreased $1.2 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, primarily driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ 49% share of the Powder Metal Matter. This was partially offset by increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the products sales changes noted above.
Net services cost of sales increased $0.5 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, all driven by the services sales changes noted above.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2023	2022	2023	2022
Cost of sales
Products	$31,078	$30,353	63.4%	62.0%
Services	9,835	8,527	20.1%	17.4%
Total cost of sales	$40,913	$38,880	83.5%	79.4%
Net products cost of sales increased $0.7 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the products sales changes noted above, partially offset by a decrease in net products cost of sales driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ 49% share of the Powder Metal Matter.
Net services cost of sales increased $1.3 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increases in external services cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the services sales changes noted above.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Company-funded	$712	$662	$2,048	$1,995
Percentage of net sales	5.3%	3.9%	4.2%	4.1%
Customer-funded (1)	$1,107	$1,125	$3,417	$3,300
Percentage of net sales	8.2%	6.6%	7.0%	6.7%
(1)    Included in cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $50 million for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily driven by increased spending on commercial program development at Pratt & Whitney and higher program expenses at Collins.
Customer-funded research and development for the quarter ended September 30, 2023 was relatively consistent with the quarter ended September 30, 2022.
The increase in company-funded research and development of $53 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by increased spending on commercial program development at Pratt & Whitney and higher program expenses at Collins, partially offset by decreased spend on the Lower Tier Air and Missile Defense Sensor (LTAMDS) program.
The increase in customer-funded research and development of $117 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by higher expenses on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various programs at Raytheon.

Selling, General and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Selling, general and administrative	$1,401	$1,351	$4,364	$4,184
Percentage of net sales	10.4%	8.0%	8.9%	8.5%
Selling, general and administrative expenses increased $50 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, primarily driven by an increase in restructuring costs, increased employee-related costs, and increased portfolio and segment realignment costs.
Selling, general and administrative expenses increased $180 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a charge at our Pratt & Whitney segment related to a customer insolvency in the second quarter of 2023, increased employee-related costs, an increase in restructuring costs, and increased portfolio and segment realignment costs, partially offset by the absence of $71 million of charges recorded in the first quarter of 2022 related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general and administrative expenses.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Other income, net	$3	$46	$116	$91
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income, net of $43 million for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to a net unfavorable year-over-year impact of foreign exchange gains and losses.
The increase in Other income, net of $25 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the absence of $69 million of charges associated with the disposition of two non-core businesses at Collins in the second quarter of 2022 and a $68 million gain on sale of land during the first quarter of 2023, partially offset by a net unfavorable year-over-year impact of foreign exchange gains and losses.
Operating Profit (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Operating profit (loss)	$(1,396)	$1,520	$1,784	$4,013
Operating profit (loss) margin	(10.4)%	9.0%	3.6%	8.2%
The change in Operating profit (loss) of $2.9 billion for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily driven by the charges associated with the Powder Metal Matter.
The change in Operating profit (loss) of $2.2 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the charges associated with the Powder Metal Matter, and the change in our FAS/CAS operating adjustment, partially offset by an increase in Operating profit due to the remaining operating performance of our segments, all of which are described below in “Segment Review.”
Non-service Pension Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Non-service pension income	$(443)	$(468)	$(1,334)	$(1,422)
The change in Non-service pension income of $25 million for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns less than our expected return on plan assets (EROA) assumption, partially offset by an increase in our 2023 EROA assumption.
The change in Non-service pension income of $88 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns less than our EROA assumption, partially offset by an increase in our 2023 EROA assumption.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Interest expense	$391	$326	$1,102	$968
Interest income	(19)	(10)	(46)	(54)
Other non-operating expense (income)(1)	(3)	(5)	(39)	44
Interest expense, net	$369	$311	$1,017	$958
Average interest expense rate	4.2%	4.0%	4.1%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net increased $58 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The increase in Interest expense of $65 million was primarily due to the long-term debt issuance in the first quarter of 2023 and the increase in commercial paper activity in 2023.
Interest expense, net increased $59 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in Interest expense of $134 million was primarily due to the long-term debt issuance in the first quarter of 2023 and the increase in commercial paper activity in 2023. The change in Other non-operating expense (income) of $83 million was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans and an increase in dividend income.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective income tax rate	29.4%	16.8%	9.2%	13.8%
Our effective tax rate for the quarter and nine months ended September 30, 2023 was 29.4% and 9.2%, respectively, as compared to 16.8% and 13.8% for the quarter and nine months ended September 30, 2022, respectively. The change in our effective tax rate for the quarter and nine months ended September 30, 2023 primarily relates to a $2.9 billion charge related to the Powder Metal Matter. We recorded a deferred income tax benefit related to this charge of $663 million. The remaining change is primarily driven by a higher forecasted annualized effective tax rate for 2023 principally due to a lower forecasted Foreign Derived Intangible Income (FDII) benefit.
Net Income (Loss) from Continuing Operations Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to common shareowners	$(984)	$1,387	$1,769	$3,794
Diluted earnings (loss) per share from continuing operations	$(0.68)	$0.94	$1.21	$2.55
Net loss from continuing operations attributable to common shareowners for the quarter ended September 30, 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted earnings (loss) per share (EPS) from continuing operations of $1.53; and
•acquisition accounting adjustments of $406 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.28.
Net income from continuing operations attributable to common shareowners for the quarter ended September 30, 2022 includes the following:
•acquisition accounting adjustments of $379 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.26.
Net loss from continuing operations attributable to common shareowners for the nine months ended September 30, 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted EPS from continuing operations of $1.52;

•acquisition accounting adjustments of $1,175 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.80; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS from continuing operations of $0.08.
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

Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to common shareowners	$(984)	$1,387	$1,769	$3,775
Diluted earnings (loss) per share from operations	$(0.68)	$0.94	$1.21	$2.54
The change in net income (loss) attributable to common shareowners and diluted earnings (loss) per share from operations for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 and for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the change in continuing operations, as discussed above.
SEGMENT REVIEW
As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information is reflective of this new structure and prior period information has been recast to conform to our current period presentation. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment total net sales and operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below.
Given the nature of our business, we believe that total net sales and operating profit (loss) (and the related operating profit (loss) margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, as described below.
We provide the organic change in Net sales and Operating profit (loss) for our segments as discussed above in “Results of Operations.” We believe that these non-GAAP measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. For Pratt & Whitney only, Other also includes the transactional impact of foreign exchange hedging at Pratt & Whitney Canada due to its significance to Pratt & Whitney’s overall operating results.
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$6,629	$5,718	$19,133	$16,821
Pratt & Whitney(1)	926	5,380	11,857	14,878
Raytheon	6,472	6,308	19,464	18,515
Total segment	14,027	17,406	50,454	50,214
Eliminations and other	(563)	(455)	(1,461)	(1,233)
Consolidated	$13,464	$16,951	$48,993	$48,981
(1)    Includes the reduction in sales from the Powder Metal Matter.

Operating Profit (Loss). Operating profit (loss) by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$903	$742	$2,699	$1,973
Pratt & Whitney(1)	(2,482)	316	(1,837)	769
Raytheon	560	686	1,775	1,920
Total segment	(1,019)	1,744	2,637	4,662
Eliminations and other	(69)	(13)	(34)	(25)
Corporate expenses and other unallocated items (2)	(63)	(77)	(165)	(255)
FAS/CAS operating adjustment	272	348	845	1,045
Acquisition accounting adjustments	(517)	(482)	(1,499)	(1,414)
Consolidated	$(1,396)	$1,520	$1,784	$4,013
(1)    Includes the impacts from the Powder Metal Matter.
(2)    2022 included the net expenses related to the U.S. Army’s LTAMDS program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Gross favorable	$247	$339	$851	$1,002
Gross unfavorable	(526)	(332)	(1,284)	(1,000)
Total net EAC adjustments	$(279)	$7	$(433)	$2
The change in net EAC adjustments of $286 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to unfavorable changes in net EAC adjustments at Pratt & Whitney and Raytheon, including the unfavorable impact of $133 million recorded at Pratt & Whitney in the quarter ended September 30, 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter.
The change in net EAC adjustments of $435 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to unfavorable changes in net EAC adjustments at Pratt & Whitney, including the unfavorable impact of $133 million recorded at Pratt & Whitney in the quarter ended September 30, 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter. The change in net EAC adjustments also includes the absence of a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $190 billion and $175 billion as of September 30, 2023 and December 31, 2022, respectively, which includes defense backlog of $75 billion and $69 billion as of September 30, 2023 and December 31, 2022, respectively. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $12 billion and $12 billion for the quarters ended September 30, 2023 and 2022, and approximately $37 billion and $34 billion for the nine months ended September 30, 2023 and 2022, respectively.
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
Collins Aerospace

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$6,629	$5,718	16%	$19,133	$16,821	14%
Operating profit	903	742	22%	2,699	1,973	37%
Operating profit margins	13.6%	13.0%		14.1%	11.7%
Quarter Ended September 30, 2023 Compared with Quarter Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$945	$(2)	$—	$(32)	$911
Operating profit	299	—	(50)	(88)	161
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.9 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily relates to higher commercial aerospace aftermarket sales of $0.6 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $0.4 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily due to increased production rates within both narrow-body and wide-body aircraft. Military sales decreased $0.1 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 primarily due to the timing of deliveries.
The decrease in Other net sales in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to a $57 million charge related to a litigation matter.
The organic operating profit increase of $0.3 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to higher commercial aerospace operating profit of $0.4 billion, principally driven by the higher sales volume discussed above. This increase in commercial aerospace operating profit was partially offset by higher production costs, unfavorable military mix, and higher selling, general, and administrative expenses primarily due to increased employee-related costs.
The decrease in Other operating profit of $0.1 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to a charge related to the litigation matter discussed above.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,420	$(48)	$—	$(60)	$2,312
Operating profit	666	(2)	(53)	115	726
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $2.4 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to higher commercial aerospace aftermarket sales of $1.6 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $0.8 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to increased production rates in narrow-body, wide-body, and business jets. Military sales were relatively consistent in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
The decrease in Other net sales in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $57 million charge related to a litigation matter recorded in the third quarter of 2023.
The organic profit increase of $0.7 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher commercial aerospace operating profit of $1.0 billion, principally driven by the higher sales volume discussed above as well as favorable mix, partially offset by higher production costs. This increase in commercial aerospace operating profit was further offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, and higher research and development costs primarily due to higher program expenses. Military operating profit decreased $0.1 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to unfavorable mix and higher production costs.
The increase in Other operating profits of $0.1 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the absence of $141 million of pretax charges recorded in the first quarter of 2022 related to global sanctions on and export controls with respect to Russia and the absence of $69 million of charges associated with the disposition of two non-core businesses in the second quarter of 2022, partially offset by a charge in the third quarter of 2023 related to the litigation matter discussed above. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions.
Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$926	$5,380	(83)%	$11,857	$14,878	(20)%
Operating profit (loss)	(2,482)	316	NM	(1,837)	769	NM
Operating profit (loss) margins	(268.0)%	5.9%		(15.5)%	5.2%
NM = Not Meaningful
Quarter Ended September 30, 2023 Compared with Quarter Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$928	$—	$—	$(5,382)	$(4,454)
Operating profit (loss)	83	—	(5)	(2,877)	(2,799)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $0.9 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 reflects higher commercial aftermarket sales of $0.5 billion, primarily due to an increase in volume, content, and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.3 billion, primarily driven by volume and favorable mix on commercial engine shipments. Military sales were up $0.1 billion primarily driven by higher F135 development and sustainment volume.
The Other sales decrease of $5.4 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 is primarily due to the charge recognized in the third quarter related to the Powder Metal Matter.
The organic operating profit increase of $0.1 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily driven by higher commercial aerospace operating profit of $0.1 billion, principally due to the aftermarket sales volume increase and favorable mix discussed above, partially offset by lower commercial OEM operating profit driven by the volume increases noted above and higher production costs. Military operating profit was relatively consistent as the increases from the sales volume discussed above were offset by higher production costs and unfavorable mix.
The Other operating profit (loss) change of $2.9 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 is primarily due to a charge recognized in the third quarter related to the Powder Metal Matter.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,367	$—	$—	$(5,388)	$(3,021)
Operating profit (loss)	316	—	(46)	(2,877)	(2,607)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic sales increase of $2.4 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflects higher commercial aftermarket sales of $1.4 billion, primarily due to an increase in volume, content, and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.7 billion, primarily driven by volume and favorable mix. Military sales increased $0.2 billion, primarily due to higher F135 sustainment volume.
The Other sales decrease of $5.4 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to the charge recognized in the third quarter related to the Powder Metal Matter.
The organic operating profit increase of $0.3 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by higher commercial aerospace operating profit of $0.4 billion, principally due to the aftermarket sales increase discussed above, partially offset by lower commercial OEM operating profit driven by the volume increases noted above and higher production costs. Commercial aerospace operating profit for the nine months ended September 30, 2023 also benefited from two favorable contract matters totaling approximately $120 million, which was partially offset by the absence of a prior year $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket contract in the nine months ended September 30, 2022. The increase in commercial aerospace operating profit was partially offset by higher research and development costs of $0.1 billion. Military operating profit was relatively consistent as the increases from the sales volume discussed above were offset by higher production costs.
The Other operating profit (loss) change of $2.9 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to the charge recognized in the third quarter related to the Powder Metal Matter and a $181 million charge related to a customer insolvency during the second quarter of 2023, partially offset by the absence of a $155 million charge recorded in the first quarter of 2022 related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves, and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
Restructuring actions relate to ongoing cost reduction efforts including the consolidation of facilities and workforce reductions.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended September 30, 2023, Pratt & Whitney booked $1.1 billion for F135 sustainment and $616 million for F135 production. In addition to these bookings, in the six months ended June 30 2023, Pratt & Whitney booked $1.9 billion for F135 production Lots 15-17 and $1.7 billion for F117 sustainment, $308 million for F119 sustainment, $217 million for tanker production Lots 8 and 9, and $213 million for F135 sustainment.
Raytheon

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales	$6,472	$6,308	3%	$19,464	$18,515	5%
Operating profit	560	686	(18)%	1,775	1,920	(8)%
Operating profit margins	8.7%	10.9%		9.1%	10.4%
Bookings	$7,442	$8,396	(11)%	$22,750	$21,823	4%

Quarter Ended September 30, 2023 Compared with Quarter Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$189	$(27)	$—	$2	$164
Operating Profit	$(123)	$(1)	$(1)	$(1)	$(126)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic sales increase of $0.2 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to higher net sales of $0.2 billion from Naval Power programs and $0.1 billion from Advanced Technology programs. The increase in Naval Power programs was due to higher volumes on AIM-9X and Naval Strike Missile (NSM) programs. The increase in Advanced Technology programs includes higher net sales on certain classified programs awarded in 2022.
The organic operating profit decrease of $0.1 billion in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022, was primarily due to an unfavorable change in mix and other performance of $0.1 billion and an unfavorable change in net EAC adjustments of $52 million, partially offset by the higher volume noted above. The unfavorable change in mix and other performance was spread across numerous programs and includes higher volume on lower margin programs. The unfavorable change in net EAC adjustments was spread across numerous programs with no individual or common significant driver.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,039	$(63)	$—	$(27)	$949
Operating Profit	$(106)	$—	$(25)	$(14)	$(145)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic sales increase of $1.0 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher net sales of $0.3 billion from Advanced Technology programs, $0.2 billion from Naval Power programs, $0.2 billion from Air Power programs, and $0.2 billion from Cybersecurity, Intelligence and Services programs. The increase in Advanced Technology programs includes higher net sales on certain classified programs awarded in 2022. The increase in Naval Power programs was due to higher volumes on AIM-9X and NSM programs. The increase in Air Power programs includes higher net sales on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, driven by an award in the second quarter of 2023. The increase in Cybersecurity, Intelligence and Services programs was driven by certain classified and federal and civil programs.
The organic operating profit decrease of $0.1 billion in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an unfavorable change in mix and other performance of $0.2 billion, and an unfavorable net change in EAC adjustments of $49 million, partially offset by higher volume. The unfavorable change in mix and other performance was primarily due to higher volume on lower margin programs and an expected decline in certain program volumes that resulted in an unfavorable impact to margins. The increase in volume was principally driven by the higher net sales discussed above. The net change in EAC adjustments was primarily due to $51 million of unfavorable EAC adjustments related to significant contract options exercised in the nine months ended September 30, 2023.
Backlog and Bookings– Backlog was $50 billion at September 30, 2023 and $48 billion at December 31, 2022. In addition to a number of smaller bookings, in the quarter ended September 30, 2023, Raytheon booked $1.9 billion on a number of classified contracts, including a major award, $412 million on Next Generation Short Range Interceptor (NGSRI) for the U.S. Army, $383 million to provide training and technical support for HAWK and Patriot Air Defense Systems for an international customer, $368 million for Tube-Launched, Optically-Tracked, Wireless-Guided (TOW) Missiles for the U.S. Army, U.S. Marine Corps, and international customers, $297 million to provide National Advanced Surface-to-Air Missile System (NASAMS) to Ukraine, and $277 million on Excalibur for the U.S. Army and international customers. In addition to these bookings, in the six months ended June 30 2023 Raytheon booked $3.5 billion on a number of classified contracts, $1.2 billion for AMRAAM for the U.S. Air Force and Navy and international customers, $1.2 billion to provide Patriot Air Defense system to Switzerland, $650 million on Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the government of Australia, $619 million on the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $332 million on cyber defense services contracts for certain federal and civil customers, $320 million on StormBreaker for the U.S. Air Force and

Navy, $275 million on a seven-vehicle missile tracking satellite constellation for the Space Development Agency, $266 million to deliver airborne radars to an international customer, $265 million for Javelin for the U.S. Army and international customers, $251 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, $237 million for CLEAVAR, an integrated U.S. Army Counter- Unmanned Aircraft Systems (C-UAS) defense system, $234 million on Naval Strike Missiles (NSM) for the U.S. Navy, and $212 million on Excalibur for the U.S. Army and international customers.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller operations.
Corporate expenses and other unallocated items consists of costs not considered part of management’s evaluation of reportable segment operating performance, including certain unallowable costs and reserves. In addition, in 2022, net costs associated with corporate research and development related to the LTAMDS program were included in Corporate expenses and other unallocated items. Beginning in 2023, the remaining net costs associated with the LTAMDS program are within the Raytheon segment.

	Net Sales		Operating Profit
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Eliminations and other	$(563)	$(455)	$(69)	$(13)
Corporate expenses and other unallocated items	—	—	(63)	(77)
The increase in eliminations and other sales of $108 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $56 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was primarily due to the impact of the September 2023 IRS notice related to the research and experimental expenditures capitalization.
Corporate expenses and other unallocated items operating profit in the quarter ended September 30, 2023 was relatively consistent with the quarter ended September 30, 2022.

	Net Sales		Operating Profit
	Nine months ended September 30,		Nine months ended September 30,
(dollars in millions)	2023	2022	2023	2022
Eliminations and other	$(1,461)	$(1,233)	$(34)	$(25)
Corporate expenses and other unallocated items	—	—	(165)	(255)
The increase in eliminations and other sales of $228 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the nine months ended September 30, 2023 was relatively consistent with the nine months ended September 30, 2022.
The decrease in Corporate expenses and other unallocated items of $90 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to a decrease in expenses related to the LTAMDS program, which are included in the Raytheon segment beginning in 2023.
FAS/CAS operating adjustment
We present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and postretirement benefit (PRB) expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS) primarily related to our Raytheon segment. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time, we generally expect to recover the related Raytheon pension and PRB liabilities through the pricing of our products and services to the U.S. government. Collins and Pratt & Whitney generally record pension and PRB expense on a FAS basis. In connection with the segment realignment, prior period results were recast in order to maintain the segment cost recognition patterns described above.

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
FAS service cost (expense)	$(38)	$(84)	$(110)	$(253)
CAS expense	310	432	955	1,298
FAS/CAS operating adjustment	$272	$348	$845	$1,045
The change in our FAS/CAS operating adjustment of $76 million in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 was driven by a $122 million decrease in CAS expense, partially offset by a $46 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. The decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022. Refer to “Note 9: Employee Benefit Plans” within Item 1 of this Form 10-Q for additional information on the Raytheon Company domestic pension plan change.
The change in our FAS/CAS operating adjustment of $200 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by a $343 million decrease in CAS expense, partially offset by a $143 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. The decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Amortization of acquired intangibles	$(527)	$(486)	$(1,518)	$(1,421)
Amortization of property, plant and equipment fair value adjustment	(14)	(20)	(45)	(73)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	24	24	64	80
Acquisition accounting adjustments	$(517)	$(482)	$(1,499)	$(1,414)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Collins Aerospace	$(213)	$(217)	$(644)	$(653)
Pratt & Whitney	(92)	(72)	(218)	(168)
Raytheon	(212)	(193)	(637)	(593)
Total segment	(517)	(482)	(1,499)	(1,414)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(517)	$(482)	$(1,499)	$(1,414)
Acquisition accounting adjustments for the quarter and nine months ended September 30, 2023 were relatively consistent with the quarter and nine months ended September 30, 2022, respectively.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,456	$6,220
Total debt	35,260	31,914
Total equity	71,213	74,178
Total capitalization (total debt plus total equity)	106,473	106,092
Total debt to total capitalization	33%	30%
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
At September 30, 2023, we had cash and cash equivalents of $5.5 billion, of which approximately 34% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company does not intend to reinvest certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. In August 2023, S&P Global downgraded our credit rating from A- / negative to BBB+/ stable. There has been no change in our credit rating with Moody’s Investors Service since the merger and remains at Baa1 / stable. Though the Company expects to continue having adequate access to funds, further declines in our credit ratings or company outlook could result in higher borrowing costs.
As of September 30, 2023, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion. This agreement was renewed in August 2023 and expires in August 2028. As of September 30, 2023, there were no borrowings outstanding under this agreement. The Company’s $2.0 billion revolving credit agreement scheduled to expire September 2023, was terminated in August 2023, and there were no outstanding borrowings at the time of termination.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had $1.0 billion of commercial paper borrowings outstanding at September 30, 2023. At September 30, 2023 short-term commercial paper borrowings outstanding had a weighted-average interest rate of 5.6%.
We had the following issuances of long-term debt during the nine months ended September 30, 2023:

Issuance Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026 (1)	$500
	5.150% notes due 2033 (1)	1,250
	5.375% notes due 2053 (1)	1,250
We made the following repayment of long-term debt during the nine months ended September 30, 2023:

Repayment Date	Description of Notes	Aggregate Principal Balance (in millions)
August 16, 2023	3.650% notes due 2023(1)	$171
(1)    The net proceeds from the issuances will be used to fund repayment at maturity of the 3.650% notes due August 16, 2023 and the 3.700% notes due December 15, 2023, with the remaining proceeds to be used for general corporate purposes.
On October 21, 2023, our Board of Directors authorized a $10 billion accelerated share repurchase program (ASR), and on October 24, 2023 we entered into a $10 billion bridge loan facility. The proceeds of the bridge loan facility are expected to be used to fund the ASR. We intend to repay the bridge loan with long-term debt. While the cost of borrowing combined with expected increases in long-term debt to fund the ASR are expected to increase interest expense in future periods, we do not believe this will have any material impact on our liquidity.
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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash flows provided by operating activities from continuing operations	$3,172	$2,540
Net income from continuing operations for the nine months ended September 30, 2023 included a $2.9 billion charge related to the Powder Metal Matter, which had no effect on cash flow in the period. This charge also had the effect of increasing Accrued liabilities by $2.8 billion in the nine months ended September 30, 2023. Excluding the impact of this charge, the $0.6 billion favorable change in cash flows provided by operating activities from continuing operations in the nine months ended September 30, 2023 compared to in the nine months ended September 30, 2022, is primarily driven by higher net income from continuing operations after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation cost, and net periodic pension and other postretirement income. Also contributing to the change in cash flows provided by operating activities from continuing operations was a net decrease in tax payments further discussed below, and a net favorable change in contract assets and contract liabilities due to the timing of collections. These favorable changes were partially offset by higher accounts receivable as a result of increased sales volume and related factoring activity.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of approximately $0.4 billion in cash provided by operating activities during the nine months ended September 30, 2023, compared to an increase of approximately $1.5 billion in cash provided by operating activities during the nine months ended September 30, 2022. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
We made net tax payments of $1.3 billion and $2.2 billion in the nine months ended September 30, 2023 and 2022, respectively.
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash flows used in investing activities from continuing operations	$(2,061)	$(1,891)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $0.2 billion change in cash flows used in investing activities from continuing operations in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily related to an increase in other intangible assets and capital expenditures, both of which are described below, partially offset by the timing of our derivative contract settlements.

Capital expenditures in the nine months ended September 30, 2023 increased by $177 million from the nine months ended September 30, 2022 primarily due to investments in production facilities across all our business segments.
Customer financing assets receipts, net were $41 million and $25 million in the nine months ended September 30, 2023 and 2022, respectively, and include leased asset pool activity as well as customer financing activity.
During the nine months ended September 30, 2023 and 2022, we increased other intangible assets by $536 million and $318 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
As discussed in “Note 11: Financial Instruments” within Item 1 of this Form 10-Q, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts, and options, to manage certain foreign currency, interest rate, and commodity price exposures. During the nine months ended September 30, 2023 and 2022, we had net cash payments of $18 million and $259 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Net cash flows used in financing activities from continuing operations	$(1,909)	$(3,010)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $1.1 billion change in cash flows used in financing activities from continuing operations in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily driven by long-term debt issuances of $3.0 billion, partially offset by repayments of commercial paper, net, of $1.6 billion, higher share repurchases of $0.2 billion as discussed below, and repayment of long-term debt of $0.2 billion. Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and commercial paper.
On October 21, 2023, our Board of Directors authorized a share repurchase program for up to $11 billion of our common stock, replacing the previous program announced on December 12, 2022. This $11 billion share repurchase authorization is inclusive of authority to enter into a $10 billion accelerated share repurchase program (ASR). Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows:

	Nine Months Ended September 30,
(dollars in millions; shares in thousands)	2023		2022
	$	Shares	$	Shares
Shares of common stock repurchased (1)	$2,587	29,397	$2,395	25,452
(1)    Relates to share repurchases that were settled in cash during the period.
Our Board of Directors authorized the following cash dividends:

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022
Dividends paid per share of common stock	$1.730	$1.610
Total dividends paid	$2,472	$2,337
On June 5, 2023, the Board of Directors declared a dividend of $0.59 per share payable September 7, 2023 to shareowners of record at the close of business on August 18, 2023. Also, on October 11, 2023, the Board of Directors declared a dividend of $0.59 per share payable December 14, 2023 to shareowners of record at the close of business on November 17, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2023. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2022 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases (including the accelerated share repurchase program), tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Pratt & Whitney Powder Metal Matter and related matters and activities, anticipated benefits to RTX of its segment realignment, dispositions of Raytheon’s Cybersecurity, Intelligence and Services business and Collins’ actuation and flight control business, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
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
•challenges in the development, production, delivery, support and performance of RTX advanced technologies and new products and services and the realization of the anticipated benefits (including our expected returns under customer contracts), as well as the challenges of operating in RTX’s highly-competitive industries;
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
•risks relating to the coronavirus disease 2019 (COVID-19) pandemic and the impact on global air travel and RTX’s business, supply chain, operations, and the industries in which it operates;
•the scope, nature, timing, and challenges of managing acquisitions, investments, divestitures, and other transactions, including the realization of synergies and opportunities for growth and innovation, the assumption of liabilities, and other risks and incurrence of related costs and expenses, and risks related to completion of announced divestitures;
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
•factors that could impact RTX’s ability to engage in desirable capital-raising or strategic transactions, including its credit rating, capital structure, levels of indebtedness, capital expenditures, and research and development spending, and capital deployment strategy including with respect to share repurchases, and the availability of credit, credit market conditions including the cost of debt, and other factors;
•uncertainties associated with the timing and scope of future repurchases by RTX of its common stock, including the ability to enter into, consummate, or complete the accelerated share repurchase (ASR), the purchase price of the shares acquired pursuant to the ASR agreement, and the timing and duration of the ASR program, or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•risks relating to addressing the identified rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, including those relating to the need for accelerated removals and inspections of a significant portion of the PW1100G-JM Geared Turbofan (GTF) fleet, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of new parts, available capacity at overhaul facilities, outcomes of negotiations with impacted customers, and risks related to other engine models that may be impacted by the Powder Metal Matter, and in each case including the timing and costs relating thereto, as well as other issues that could impact RTX product performance, including quality, reliability, or durability;
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
Of note, in February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. In addition, in September 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer, Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. If China were to enforce sanctions, impose additional sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. The impact of the announced sanctions or other potential sanctions, or other actions by China is uncertain. Our businesses have sold, and are expected to sell in the future, additional defense products to Taiwan from time to time, and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales. Moreover, the Chinese government has generally expanded its ability to restrict China-related import, export and investment activities, which may have an adverse impact on our ability to conduct business or sell our commercial aerospace products in China. In addition, in response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners or customers.
We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to RTX are uncertain and subject to change given the volatile nature of the situation.
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
In particular, as previously disclosed, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft. This determination and corresponding fleet actions have significantly increased both the incremental number of PW1100 GTF engines that will need to be removed and the incremental number of shop visits necessary to perform the inspections as compared to estimates prior to this determination. Actual and future estimated aircraft on ground levels for the A320neo family of aircraft have therefore increased. As a result, we have and will continue to incur significant customer support and mitigation costs and significant labor, material and related costs. This matter has caused reputational harm and has negatively impacted, and will continue to impact, our results of operations and financial condition. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of new parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers, and these assumptions are subject to variability. Potential changes to these assumptions could have a material effect on the Company’s results of operations for the periods in which it is recognized. In addition, these negative impacts to our company could increase if any other engine models are found to be materially impacted by this rare condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2023.

2023	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	3,495	$89.49	3,495	$4,484
August 1 - August 31	4,634	86.01	4,634	4,086
September 1 - September 30	9,686	75.43	9,686	3,355
Total	17,815	$80.94	17,815
On December 12, 2022, our Board of Directors authorized a share repurchase program for up to $6 billion of our common stock. On October 21, 2023, our Board of Directors authorized a share repurchase program for up to $11 billion of our common stock, replacing the previous program announced on December 12, 2022. This $11 billion share repurchase authorization is inclusive of authority to enter into a $10 billion accelerated share repurchase program (ASR). Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. No shares were reacquired in transactions outside the 2022 program during the quarter ended September 30, 2023.

Item 5.        Other Information
During the quarter ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	RTX Corporation Compensation Deferral Plan, as Amended and Restated, effective October 1, 2023*

10.2	RTX Corporation 2018 Long-Term Incentive Plan, as Amended and Restated, effective October 1, 2023*

10.3	RTX Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective October 1, 2023*

10.4	RTX Corporation Executive Annual Incentive Plan, as Amended and Restated, effective October 1, 2023*

10.5	RTX Corporation Executive Severance Plan, as Amended and Restated, effective October 1, 2023*

10.6	RTX Corporation Performance Share Unit Deferral Plan, as Amended and Restated, effective October 1, 2023*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	October 24, 2023	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 24, 2023	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)