Form 10-K
period 2023-12-31
RTX Corp
filed 2024-02-05
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-00812
RTX Corporation
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2023 was approximately $142,484,650,285, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At January 31, 2024, there were 1,326,826,896 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareowners are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
General
RTX Corporation is an aerospace and defense company that provides advanced systems and services for commercial, military, and government customers worldwide. The terms “we,” “us,” “our,” the “Company”, and “RTX” mean RTX Corporation and its subsidiaries, unless the context indicates another meaning. We serve commercial and government customers in both the original equipment and aftermarket parts and services segments of the aerospace industry. Our defense business serves both domestic and international customers as a prime contractor or subcontractor on a broad portfolio of defense and related programs for military and government customers. RTX Corporation, formerly known as Raytheon Technologies, was incorporated in Delaware in 1934.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K, including the information contained therein under the heading “Business Overview.”
Business Segments
As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon, with each segment comprised of groups of similar operations. All segment information included in this Form 10-K is reflective of this new structure and prior period information has been recast to conform to our current period presentation.
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for civil and military aircraft manufacturers, commercial airlines, and regional, business and general aviation, as well as for defense and commercial space operations. Collins designs, manufactures and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, actuation systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services.
Collins sells aerospace and defense products and services to aircraft manufacturers, airlines and other aircraft operators, the U.S. and foreign governments, defense contractors, maintenance, repair and overhaul providers, and independent distributors around the world. Collins’ largest commercial customers are Boeing and Airbus with combined sales, prior to discounts and incentives, of 19%, 18%, and 15% of total Collins segment sales in 2023, 2022, and 2021, respectively.
In 2023, Boeing selected Collins for key positions on their X-66A sustainable flight demonstrator aircraft. Collins also achieved long-term agreements with global airlines valued at $3.5 billion in the aggregate. Collins continued to receive numerous commercial air transport contract awards for airline selected buyer-furnished equipment installation for interiors, avionics, and wheels and brakes, and long-term FlightSense airline maintenance agreements. Collins was selected to serve as a key supplier of Command and Control (C2) capabilities as part of the Australian Air6500 effort. In addition, Collins continued its significant product development activities, including for major systems on the Airbus A321XLR, the Boeing 777X and 737 MAX 10, the Dassault Falcon 6X, and systems in support of the Boeing T-7A trainer and the Boeing VC-25B. Collins achievements also include an order milestone of 6,000 routers enabling digital transformation for global airlines. Collins also received a contract for a multi-system mobile Air Traffic Navigation Integration and Coordination System (ATNAVICS).
Collins also continues to invest in sustainable technologies, such as opening an electric airborne power research center in Rockford, IL, where a prototype 1-megawatt motor was run at its design target limit in a ground test. Collins’ aircraft power and thermal management team demonstrated a full scale prototype cooling system which can deliver 2.5 times the current cooling capacity to enable potential F-35 block upgrades.

Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce, and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada, is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, as well as helicopters. Pratt & Whitney also produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these segments.
Pratt & Whitney sells products and services principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Pratt & Whitney’s largest commercial customer by sales is Airbus, with sales, prior to discounts and incentives, of 48%, 33%, and 31% of total Pratt & Whitney segment sales in 2023, 2022, and 2021, respectively. Segment sales in 2023 includes the reduction in sales associated with the Powder Metal Matter discussed below.
Pratt & Whitney produces the PW1000G Geared Turbofan (GTF) engine family, the first of which, the PW1100G-JM which powers the Airbus A320neo family of aircraft, entered into service in January 2016. The PW1000G GTF engine has demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions compared to prior-generation engines. GTF engine models also power the Airbus A220 and Embraer E-Jets E2 aircraft families. In addition, Pratt & Whitney Canada’s PW800 engine has been selected to exclusively power Gulfstream’s G400, G500, and G600 business jets. Moreover, Dassault’s Falcon 6X business jet entered into service in December 2023.
Pratt & Whitney produces and sustains the F135 engine for the U.S. government’s F-35 Joint Program Office to power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) produced by Lockheed Martin. F135 propulsion system configurations are used for the U.S Air Force’s F-35A, the U.S. Marine Corps’ F-35B, and the U.S. Navy’s F-35C jets. F135 engines are also used on F-35 aircraft purchased by Joint Strike Fighter partner countries and other countries through foreign military sales arrangements. Pratt & Whitney is also under contract to build engines for the U.S. Air Force’s B-21 long-range strike bomber.
The development of new engines and improvements to current production engines present important growth opportunities for Pratt & Whitney. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs, and risks are shared with third parties. At December 31, 2023, the interests of third-party collaboration participants in Pratt & Whitney-directed jet engine programs ranged, in the aggregate per program, from 13% to 49%. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for a description of our accounting for collaboration arrangements. Pratt & Whitney also continues to enhance its programs through performance improvement measures and product base expansion, utilizing similar collaboration arrangements.
In 2023, Pratt & Whitney continued to reach significant milestones on the GTF engine program, including surpassing 1.4 billion gallons of fuel saved and 14 million metric tons of carbon emissions avoided since entry into service. The GTF Advantage configuration currently under testing is expected to extend the benefits of today’s GTF engine, increasing takeoff thrust up to 8 percent and reducing fuel consumption by up to an additional 1 percent, maintaining the engine’s lead as the most efficient powerplant for the A320neo family. The GTF family now powers more than 1,700 aircraft for 70 operators across three aircraft platforms: Airbus A320neo family, Airbus A220, and Embraer E-Jets E2. The GTF Advantage engine continues Federal Aviation Regulations Part 33 (FAR33) certification testing to operate with, and has successfully run on, 100% sustainable aviation fuel (SAF). In 2023, Pratt & Whitney announced it will supply two GTF engines to power the Boeing X-66A sustainable flight demonstrator aircraft. As previously disclosed, Pratt & Whitney determined this year that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM fleet (herein referred to as Powder Metal Matter) as described further in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K.
The year also saw the certification of the PW127XT-L engine for the ATR short takeoff and landing regional turboprop, marking the 200th engine certification for Pratt & Whitney Canada. The Hybrid Electric Flight Demonstrator program, targeting a 30% fuel efficiency improvement and CO2 emissions reduction compared to existing advanced regional turboprops, successfully completed a rated power test of the demonstrator's 1 megawatt electric motor, developed by Collins. Textron Aviation announced that the PW545D engine was selected to power the new Cessna Citation Ascend business jet. In addition, Pratt & Whitney received a significant number of contract awards for the F135 program, including a supplemental contract for Lots 15-17 and funding to continue work on an F135 engine core upgrade. The F135 program also added the Czech Republic as a new customer. In addition, significant activity continued on development programs including the Next Generation Adaptive Propulsion Program, as well as the first flight of the B-21 Raider, which is powered by Pratt & Whitney engines. Pratt & Whitney also secured substantial awards for sustainment of the F117, F119, and F100 engine fleets.

Raytheon is a leading provider of defensive and offensive threat detection, tracking and mitigation capabilities for U.S. and foreign government and commercial customers. Raytheon designs, develops, and provides advanced capabilities in integrated air and missile defense, smart weapons, missiles, advanced sensors and radars, interceptors, space-based systems, hypersonics, and missile defense across land, air, sea, and space. Raytheon provides air-to-air and air-to-ground sensors, command and control and weapons including the Advanced Medium Range Air-to-Air Missile (AMRAAM), StormBreaker smart weapon, Long Range Stand Off Weapon (LRSO), and the Early Warning Radar. Raytheon also provides advanced naval sensors, command and control and weapons including classified naval radars, the Next Generation Jammer (NGJ), shipboard missiles including the Tomahawk and Standard Missile 6 (SM-6), air-to-air missiles such as the AIM-9X SIDEWINDER missile, and integrated systems such as the SPY-6 radar. In addition, Raytheon provides advanced systems and products that span layered land and integrated air and missile defense, including the proven Patriot air and missile defense system, the Lower Tier Air and Missile Defense Sensor (LTAMDS), the National Advanced Surface-to-Air Missile System (NASAMS), Javelin, Excalibur, Stinger, and High-Energy Lasers. Raytheon also provides technologically advanced sensors, satellites and interceptors, including the AN/TPY-2 radar, and Standard Missile 3 (SM-3). Raytheon delivers integrated space solutions including sensors, mission orchestration, satellite control, and software. Raytheon also focuses on the development and early introduction of next-generation technologies and systems, including hypersonics, counter-hypersonics, next-generation radars, sensor experimentation and electro-optical/infrared (EO/IR) advancements, and aligns products that use shared technologies, including fire control radars, surveillance radars, EO/IR, space-qualified satellite components, and electronics.
Raytheon serves as a prime contractor or major subcontractor on numerous programs with the U.S. Department of Defense (DoD), including the U.S. Navy, U.S. Army, Missile Defense Agency (MDA), U.S. Air Force, and U.S. Space Force, as well as programs with U.S federal civil customers, and other international and classified customers.
In 2023, Raytheon achieved key advancements in, or received contract awards for, the following programs: Naval Strike Missile (NSM), the StormBreaker smart weapon, AIM-9X and the AMRAAM program, and certain advanced technologies, including classified programs and an advanced development program. Major new awards in 2023 include a NATO contract to provide Guidance Enhanced Missiles (GEM-T) for the NATO Support and Procurement Agency (NSPA), AMRAAM for the U.S. Air Force and Navy and international customers; a contract to provide Patriot Air Defense systems to Switzerland, a contract to provide StormBreaker for the U.S. Air Force and Navy, a contract to provide Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the government of Australia, a contract for the SPY-6 Hardware Production and Sustainment base for the U.S. Navy, a contract to provide Excalibur guided munitions for the U.S. Army and international customers, a contract to provide the Next Generation Short Range Interceptor (NGSRI) for the U.S. Army, and a contract to develop and produce Hypersonic Attack Cruise Missiles (HACM) for the U.S. Air Force.

Sales and Customers
We have substantial U.S. government sales, which we conduct through all three of our business segments. In addition, as a global company, all three of our business segments have substantial international sales. See “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for additional information.
U.S. Government Sales. Our U.S. government sales were as follows:

(dollars in millions)	2023	2022	2021
Sales to the U.S. government (1)	$31,628	$30,317	$31,177
Sales to the U.S. government as a percentage of total net sales (1) (2)	46%	45%	48%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 total net sales includes the reduction in sales from the Powder Metal Matter.
International Sales. Our sales to international customers, based on customer end use location, where known, were as follows:

(dollars in millions)	2023	2022	2021
Total international sales	$29,440	$25,884	$24,377
Total international sales as a percentage of total net sales (1)	43%	39%	38%
(1)    2023 total net sales includes the reduction in sales from the Powder Metal Matter.
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
Total backlog was $196 billion and $175 billion as of December 31, 2023 and 2022, respectively. Of the total RPO as of December 31, 2023, we expect approximately 25% will be recognized as sales over the next 12 months.
Competition
All of our businesses are subject to significant competition. Our businesses compete on a variety of factors such as price, delivery schedule, past performance, reliability, customer service, product development, innovation, and technology. Many of our competitors have substantial financial resources and significant technological capabilities. Further, some non-U.S. competitors receive government research and development assistance, marketing subsidies, and other assistance for their products beyond the assistance that may be available to us as a U.S. company.
Our aerospace businesses compete with numerous domestic and foreign manufacturers, customers, and companies that obtain regulatory agency approval to manufacture spare parts. Customer selections of aircraft engines, components, and systems can also have a significant impact on future sales of parts and services. In addition, the U.S. government’s and other governments’ policies of purchasing parts from suppliers other than the original equipment manufacturer affect military spare parts sales. Some competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements in an effort to compete for the aftermarket associated with these products.
Our defense businesses compete with numerous U.S. and foreign companies in most defense and government electronics, space, effectors, communications, command and control, technical services and support, and other segments. We frequently partner on defense programs with our major suppliers, some of whom are, from time to time, competitors on other programs. In addition, the competitive landscape in the defense industry continues to evolve with trends such as the continued increase in commercial competitors and increased government, particularly foreign, sponsorship of competitors on defense development programs.
People
As a global technology and innovation-driven company, we depend on a highly skilled workforce. Attracting, developing, advancing, and retaining the best talent is critical for us to execute our strategy and grow our business. Individuals with technical, engineering, and science backgrounds, experience, or interests are particularly important for us to succeed in the industries in which we compete. In addition, our defense business in particular requires qualified personnel with security clearances due to our classified programs. Shifts in macroeconomic, industry and labor market conditions may affect the environment for hiring and retaining employees with relevant qualifications and experience, and we have experienced, and continue to experience, challenges hiring highly qualified personnel. We continuously monitor labor market conditions and trends to mitigate hiring and retention issues.
Governance. The Human Capital & Compensation Committee of the RTX Board of Directors oversees the Company’s human capital management.
Workforce Demographics. As of December 31, 2023, our global employee population consisted of a total of approximately 185,000 employees, including approximately 57,000 engineering professionals and approximately 32,000 employees represented by labor unions and other employee representative bodies. Our employees are located in 51 countries, with 70% of our employees located in the U.S. As of December 31, 2023, women represented 25% of our global workforce and 33% of our global executives, and people of color represented 33% of our U.S. employee population and 17% of our U.S. executives. In addition, we had over 2,200 U.S. new hires who self-identified as veterans in 2023.
Diversity, Equity, and Inclusion (DE&I). We strive to advance a diverse, equitable, and inclusive work environment. We believe a work environment where all individuals are respected, valued, and supported enables them to focus on developing the most innovative solutions to our industry’s greatest challenges. Our RTX DE&I Pillars for Action framework is focused on workforce diversity, supplier diversity, community engagement, and DE&I public policy. We have a DE&I advisory board of senior leaders. We review diversity in talent development and promotion, employee compensation practices and succession planning, and embed DE&I training into our leadership development programs. We have published our U.S. Equal Employment Opportunity EEO-1 report data as part of our Environmental Social Governance (ESG) Report. We have nine global employee resource groups (ERGs), which are volunteer-run organizations that are open to all employees and are intended to foster an inclusive culture. Approximately 16% of our workforce across 25 of the countries in which we operate are members of one or more of these ERGs. We also support science, technology, engineering, and mathematics initiatives for women and people of color, and provide opportunities to attract, develop and engage military veterans, people with disabilities, and the LGBTQ+ community.

Talent Acquisition, Development, and Retention; Employee Health and Safety. We continuously monitor the hiring, retention, and management of our employees by business and function with a focus to attract, develop, engage, advance, and retain the best talent in the industry. We aim to identify and hire quality, diverse external talent with skills matched to our Company’s business needs. We invest in our workforce through internal and external education, training and development programs, and tuition assistance benefits. We also provide market competitive compensation and benefits. We recognize and reward performance during our annual review process. We regularly conduct succession planning to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our business strategy. We solicit employee feedback on RTX’s performance as an employer via confidential surveys in the pre-hire, active, and exit stages of employment, and use those results to improve our workplace and employee experience. These surveys cover various topics related to employee engagement, inclusion, and belonging.
We have industry-leading health and safety programs to help maintain a safe work environment for all employees and mitigate workplace incidents, risks, and hazards. We review and monitor our performance and encourage employee input to identify opportunities to reduce incidents. Moreover, we have industry-leading ethics and compliance programs to help mitigate associated employee risks. We also provide health and wellness benefits and support flexible work arrangements for our employees.
Additional information regarding our human capital strategy is available in our “People” section of our ESG Report that can be found on our company website. Information on our website, including our ESG Report, is not incorporated by reference into this Form 10-K.
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
We manufacture and service our products in approximately 230 manufacturing, production or overhaul facilities in approximately 30 countries, including the U.S. In addition, RTX has offices in approximately 10 other countries.
Intellectual Property
We maintain a robust portfolio of patents, trademarks, copyrights, trade secrets, licenses and franchises related to our businesses. We rely on a combination of these rights, along with nondisclosure agreements, information technology (IT) security systems, internal controls and compliance systems, and other measures to protect our intellectual property. The U.S. government and foreign governments have licenses to certain of our intellectual property, including certain patents, which are developed or used in the performance of government contracts. Commercial customers also have licenses to certain of our intellectual property largely in connection with the sale of our products. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.
Suppliers and Raw Materials
We are dependent on a global supply chain for a wide range of raw materials, commodities, components, and services. Some of our products require relatively scarce raw materials. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. In addition, in some cases, we must comply with specific procurement requirements, which may limit the suppliers and subcontractors we may utilize. We are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium, nickel, and titanium, and we rely on foreign suppliers as single-source suppliers of some components.
In 2023, we continued to experience supply chain disruptions that impacted our ability to procure raw materials, microelectronics, and certain commodities, and resulted in delays and increased costs. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. High inflation increased material and component prices, labor rates and supplier costs, and put pressure on our margins. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these supply chain issues.
We have implemented certain actions and programs to mitigate some of the impacts, but anticipate supply chain disruptions to continue into 2024. We work with our suppliers and subcontractors to assess the causes of performance failures and delays and work to address them, including by providing suppliers with raw materials and technical support. We have arranged second and third supply source alternatives and have increased our materials and parts inventory. We regularly pursue cost reductions through a number of mechanisms, including consolidating or re-sourcing our purchases, expanding the use of long-term agreements, reducing the number of suppliers generally (except as described above for important supply alternatives), strategic sourcing in cost competitive regions, competitions among suppliers and other low-cost sourcing initiatives, and extending our contractually negotiated raw material pricing to higher-tier suppliers in our supply chain. For additional information related to supply chain issues, see Item IA. “Risk Factors” of this Form 10-K.
Other Matters Relating to Our Business
As worldwide businesses, our operations can be affected by a variety of economic, industry, and other factors, including those described in this section, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1. “Cautionary Note Concerning Factors That May Affect Future Results,” and in Item 1A. “Risk Factors” of this Form 10-K.
Regulatory Matters
Our businesses are subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the DoD, the Federal Aviation Administration (FAA), and the Department of Homeland Security. Similar government authorities exist in all of the countries in which we do business.
U.S. Government Contracts. As previously discussed, the U.S. government is our largest customer, representing a substantial majority of our total defense sales. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs, and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers. Our U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures, and requirements for the acquisition of goods and services by the U.S. government; department-specific regulations that implement or supplement the FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS); and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit, and product integrity requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholds on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines, and could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time.
For further discussion of risks related to government contracting, including on-going litigation associated with U.S. government audits and investigations, see Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Form 10-K and “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K.
Commercial Aerospace Product Regulation. Our commercial aerospace products are subject to regulations by the FAA, foreign aviation administration authorities, and international regulatory bodies, including on production and quality systems, airworthiness and installation approvals, repair procedures, and continuing operational safety. In addition, commercial aerospace regulations and regulator approaches differ across jurisdictions and changes in such regulations and implementing legislation can impact our operations.
Environmental Regulation. Our operations are subject to and affected by environmental regulation by federal, state, and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the generation, treatment, storage, disposal, and remediation of hazardous substances and wastes. We use hazardous substances and generate hazardous wastes in some of our operations and have incurred, and will likely continue to incur, costs associated with environmental compliance activities and management of remediation matters at sites with pollutants. A portion of these costs are eligible for future recovery through the pricing of our products and services under our contracts with the U.S. government. In addition, we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, also known as the Superfund law, or state law counterparts to the Superfund law, for a number of sites. The nature and extent of environmental concerns vary from site to site and our share of responsibility varies from sole responsibility to very little responsibility. We also manage various government-owned facilities on behalf of the U.S. government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the U.S. government, and we have relied upon the U.S. government funding to pay such costs. We do not anticipate that compliance with current provisions or requirements relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity. Environmental matters are further addressed in “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K.
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
Other Applicable Regulations. We conduct our businesses through subsidiaries and affiliates worldwide. As a result, our businesses and operations are subject to both U.S. and non-U.S. government laws, regulations, and procurement policies and practices, including regulations relating to export and import controls, tariffs, taxes, investment, sanctions, exchange controls, anti-corruption, privacy, and cash repatriation. Our international sales are also subject to varying currency, political, and economic risks.
Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases (including the accelerated share repurchase program), tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, a rare condition in powder metal used to manufacture certain engine parts requiring accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet (herein referred to as the Powder Metal Matter) and related matters and activities, including without limitation other engine models that may be impacted, anticipated benefits to RTX of its segment realignment, pending dispositions of Raytheon’s Cybersecurity, Intelligence and Services business and Collins’ actuation and flight control business, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties, and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, including related to financial market conditions, bank failures, and other banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks;
•risks associated with U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a continuing resolution, a government shutdown, the debt ceiling or measures taken to avoid default, or otherwise, and uncertain funding of programs;
•risks relating to our performance on our contracts and programs, including our ability to control costs, and our inability to pass some or all of our costs on fixed price contracts to the customer;

•challenges in the development, production, delivery, support, and performance of RTX advanced technologies and new products and services and the realization of the anticipated benefits (including our expected returns under customer contracts), as well as the challenges of operating in RTX’s highly-competitive industries;
•risks relating to RTX’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, delays, and disruptions in the delivery of materials and services to RTX or its suppliers and price increases;
•risks relating to RTX international operations from, among other things, changes in trade policies and implementation of sanctions, foreign currency fluctuations, economic conditions, political factors, sales methods, and U.S. or local government regulations;
•the condition of the aerospace industry;
•the ability of RTX to attract, train, and retain qualified personnel and maintain its culture and high ethical standards, and the ability of our personnel to continue to operate our facilities and businesses around the world;
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
•the outcome of pending, threatened, and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes;
•factors that could impact RTX’s ability to engage in desirable capital-raising or strategic transactions, including its credit rating, capital structure, levels of indebtedness and related obligations, capital expenditures, and research and development spending, and capital deployment strategy including with respect to share repurchases, and the availability of credit, borrowing costs, credit market conditions, and other factors;
•uncertainties associated with the timing and scope of future repurchases by RTX of its common stock, including the ability to complete the accelerated share repurchase (ASR), the purchase price of the shares acquired pursuant to the ASR agreement, and the timing and duration of the ASR program, or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
•risks relating to realizing expected benefits from, incurring costs for, and successfully managing the Company’s segment realignment effective July 1, 2023, and other RTX strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;
•risks of additional tax exposures due to new tax legislation or other developments in the U.S. and other countries in which RTX and its businesses operate;
•risks relating to addressing the Powder Metal Matter, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, outcomes of negotiations with impacted customers, and risks related to other engine models that may be impacted by the Powder Metal Matter, and in each case the timing and costs relating thereto, as well as other issues that could impact RTX product performance, including quality, reliability, or durability;
•risks relating to a RTX product safety failure or other failure affecting RTX’s or its customers’ or suppliers’ products or systems;
•risks relating to cybersecurity, including cyber-attacks on RTX’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
•risks relating to our intellectual property and certain third party intellectual property;
•threats to RTX facilities and personnel, as well as other events outside of RTX’s control such as public health crises, damaging weather, or other acts of nature;
•the effect of changes in accounting estimates for our programs on our financial results;
•the effect of changes in pension and other postretirement plan estimates and assumptions and contributions;
•risks relating to an impairment of goodwill and other intangible assets;
•the effects of climate change and changing or new climate-related regulations, customer and market demands, products and technologies; and
•the intended qualification of (1) the Raytheon merger as a tax-free reorganization and (2) the separation transactions and other internal restructurings as tax-free to us (formerly known as United Technologies Corporation (UTC)) and former UTC shareowners, in each case, for U.S. federal income tax purposes.
In addition, this Form 10-K includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 17: Commitments and

Contingencies” within Item 8 of this Form 10-K, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Critical Accounting Estimates,” “Results of Operations,” and “Liquidity and Financial Condition,” within Item 7 of this Form 10-K, and the sections titled Item 1A. “Risk Factors” and Item 3. “Legal Proceedings,” of this Form 10-K. This Form 10-K also includes important information as to these factors in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Government Matters,” within Item 7 of this Form 10-K, and in the “Business” section under the headings “General,” “Business Segments”, “Other Matters Relating to Our Business”, and “Regulatory Matters.” The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).

ITEM 1A. RISK FACTORS
Our business, operating results, financial condition, and liquidity can be impacted by the factors set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.
INDUSTRY RISKS
Our business may be adversely affected by changes in global economic, capital market, and political conditions. Our business, operating results, financial condition, and liquidity may be adversely affected by changes in global economic conditions, international relations, and geopolitical events and actions, including inflation, credit market conditions, levels of consumer and business confidence, commodity (including energy) prices and supply, trade policies, exchange rates, changing policy positions or priorities, levels of government spending and deficits, the threat environment, political conditions, and actual or anticipated default on sovereign debt. The current global supply chain challenges and inflationary pressures have negatively affected, and we expect will continue to negatively affect, our performance as well as the performance of our suppliers and subcontractors. High inflation levels have increased material and component prices, labor rates, and supplier costs. In addition, due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we may be unable to increase our contract value or pricing to offset cost increases, in particular on our fixed price contracts. Our operating profits and margins under our contracts could be adversely affected by these factors. Similarly, interest rate increases have created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession, and tighten the availability of, and increase the cost of, capital for the Company, which could have an adverse effect on our operating results, financial condition, and liquidity. Tightening of credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in, or cancellation of, orders for our products and services, could impact the ability of our customers to make payments, and could increase the risk of supplier financial distress. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, the financial strength of airlines and business jet operators, and government procurement. In addition, geopolitical risks could affect government priorities, budgets, and policies, such as U.S. approvals of our foreign defense sales as well as sanctions and other trade-restrictive activities, which could impact sales of defense and other products and services.
Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity, and overall business. U.S. government sales constitute a significant portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with the U.S. Intelligence Community and other departments and agencies. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy or budgetary positions or priorities, could negatively impact our results of operations, financial condition, and liquidity. Our programs are subject to U.S. government policies, budget decisions, and appropriation processes, which are driven by numerous factors including U.S. domestic and broader geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions (CRs) providing only enough funds for U.S. government agencies to continue operating at prior-year levels. The U.S. government is currently operating under a CR to keep the government funded while Congress works to enact full year fiscal year 2024 (FY24) appropriation bills. While we expect Congress to complete the full year FY24 appropriations bills before the current CR expire, if Congress is unable to complete the FY24 appropriation bills, (or pass another CR), then the U.S. government would shut down during which federal agencies would cease all non-essential functions. Our business, program performance, and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the continuing resolution or shutdown. Furthermore, under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact all appropriation bills by April 30, 2024, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities, and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies, and requirements could have a material adverse effect on our results of operations, financial condition, and liquidity.
We face risks relating to our U.S. government contracts and programs, including the mix of our U.S. government contracts and programs, our performance, and our ability to control costs. The termination of one or more of our U.S. government contracts, or the occurrence of performance delays, cost overruns (due to inflation or otherwise), product failures, shortages in materials, components, or labor, contract definitization delays, or other failures to perform to customer expectations and contract requirements, could negatively impact our reputation and competitive position, results of operations, financial condition, and liquidity. U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs incurred, termination costs, and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for work accepted by the U.S. government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. In addition, we are a subcontractor on some programs, and the U.S. government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor. We may not be able to offset lost revenues resulting from contract termination. Moreover, because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriation bills may be delayed, which may result in delays to funding, the collection of receivables, and our contract performance due to lack of authorized funds to procure related products and services. The timing of contract definitization can be affected by factors specific to the U.S. government, including staffing limitations. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements, but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced, or delayed, the U.S. government may terminate for convenience our contract or subcontract under that program. In addition, our U.S. government contracts typically involve the development, application, and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. As a result of untested or unproven technologies, or modified requirements or specifications, we may experience technological and other performance difficulties (including delays, setbacks, cost overruns, or product failures), our attention or resources may be diverted from other projects, and our future sales opportunities may be impacted. Additionally, as our customers demand more mature and proven solutions, we may be required to invest in development prior to contract award with no guarantee of award.
Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur, and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts, which may result in a cumulative adjustment in the period our estimates change. Under cost reimbursable contracts, we are reimbursed for allowable costs and are typically paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. Excess costs on cost reimbursable contracts could also result in lower profit rates. We may incur unexpected costs for various reasons, including technical and manufacturing challenges, schedule delays, shortages in materials, components, or labor, internal and subcontractor performance, product quality issues, inability to achieve the benefits of our cost reduction, digital transformation, manufacturing, operating, and other strategic initiatives, inflation, and changing laws or regulations, natural disasters, and public health crises. If we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. While contracts for development programs with complex design and technical challenges are often cost reimbursable, they can be FFP or FPI, which can significantly increase our risk of a potential negative profit adjustment, as development contracts by nature involve elements that have not been undertaken before and, thus, are highly subject to future unexpected cost growth. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated. Moreover, over the past several years, the DoD has increased its use of Other Transaction Authority (OTA) agreements, under which it awards certain prototypes, research, and production contracts without all of the procurement requirements that typically apply to DoD contracts, including justification of sole source awards. OTAs may use fixed-price contracting during all phases of the contract, or mandated contract cost sharing. They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoD contracts. Our business may be negatively impacted if we are unable to bid for OTA work and/or perform on our OTA agreements, including any applicable non-traditional requirements. In addition, in order to support U.S. government priorities, we may begin performance prior to completing contract negotiations for an undefinitized contract action with a not-to-exceed price. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization may negatively affect our profitability. Our U.S. government contracts also require us to comply with extensive and evolving procurement rules and regulations and subject us to potential U.S. government surveillance, audits, investigations, and disputes. We are also involved in programs that are classified by the U.S. government, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes, and claims.
Our international business is subject to economic, regulatory, competition, and other risks. Our international sales and operations are subject to risks associated with political and economic factors, regulatory requirements, competition, and other risks. A significant portion of our sales are international, including U.S. export sales. Our non-U.S. operations transactions may be denominated in local currencies. Foreign currency exchange rate fluctuations (including their impact on supplier prices) may negatively affect demand for our products and our reported profits, as well as our operating margins. The majority of our commercial aerospace sales are in U.S. Dollars, while the majority of their non-U.S. operating costs are incurred in the applicable local currency. Pratt & Whitney Canada is especially susceptible to fluctuations in exchange rates for this reason. In addition, because our financial statements are denominated in U.S. Dollars, currency fluctuations may cause translation gains or losses for non-U.S. operating unit financial statements.
Our international sales and operations are also subject to risks associated with local government laws, regulations, and policies, including with respect to investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Differing legal systems, customs, and contract laws and regulations pose additional risk. International transactions may include contractual terms that differ from those of similar contracts in the U.S. or that may be interpreted differently in foreign countries. In addition, in certain foreign countries, we engage foreign non-employee representatives and consultants for international sales and teaming with international subcontractors, partners, and suppliers for international programs. While we have robust policies and controls in place, these engagements expose us to various challenges including risks associated with the Foreign Corrupt Practices Act (FCPA) and local antibribery laws and regulations. From time to time, we have disputes with such representatives regarding claimed commissions and other matters which can result in litigation or arbitration. In addition, we face risks related to the unintended or unauthorized use of our products.
Our international business faces substantial competition from both U.S. companies and foreign companies. In some instances, foreign companies may be owned by foreign governments or may receive loans, marketing subsidies, and other assistance from their governments that may not be available to U.S. companies or our foreign subsidiaries. In addition, foreign companies may be subject to fewer restrictions on technology transfer than U.S. companies.
Our international contracts, particularly for sales of defense products and services, may include offset or industrial cooperation obligations requiring specific local purchases, manufacturing agreements, technology transfer agreements, financial support obligations, or other local investments, sometimes in the form of in-country industrial participation (ICIP) agreements. Approvals of offset or ICIP thresholds and requirements may be subjective and time-consuming and may delay contract awards. Certain customers’ demands are increasing for greater offset or ICIP commitment levels, higher-value content, including the transfer of technologies and capabilities, and local production and economic development. In addition, our ability to satisfy customer demands relating to the transfer of technologies and capabilities under ICIP arrangements and other international contracts may be limited by U.S. government export controls.
As a result of the above factors, we could experience financial penalties and award and funding delays on international programs, our profitability on these programs could be negatively affected, and we could incur losses on these programs that could negatively impact our results of operations, financial condition, and liquidity.
Geopolitical factors and changes in policies and regulations could adversely affect our business. Our international sales and operations are sensitive to changes in foreign national priorities, foreign government budgets, and regional and local political and economic factors, including wars and armed conflicts, political or civil unrest, volatility in energy prices or supply, inflation, interest rates, changes in threat environments and political relations, geopolitical uncertainties, and changes in U.S. foreign policy. Our international sales and operations are also sensitive to changes in U.S. or foreign government laws, regulations, and policies, including those related to tariffs, sanctions, embargoes, export and import controls, other trade restrictions, and trade agreements. Events such as increased trade restrictions, retaliatory trade policies, or regime change can affect demand for our products and services, the competitive position of our products, our supply chain, and our ability to manufacture or sell products in certain countries. Further, operations in emerging market countries are subject to additional risks, including volatility in rates of economic growth, government instability, cultural differences (such as employment and business practices), the imposition of exchange and capital controls, and risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
Of note, in February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment, which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. In addition, in September 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer, Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. If China were to enforce sanctions, impose additional sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. The impact of the announced sanctions or other potential sanctions, or other actions by China is uncertain. Our businesses have sold, and are expected to sell in the future, additional defense products to Taiwan from time to time in alignment with our U.S. government policy, and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales. Moreover, the Chinese government has generally expanded its ability to restrict China-related import, export and investment activities, which may have an adverse impact on our ability to conduct business or sell our commercial aerospace products in China. In addition, in response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners, or customers.
We continue to closely monitor developments in the war between Israel and Hamas that began on October 7, 2023, including potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and elsewhere. At this time, impacts to RTX are minimal. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. The war has also not impacted our defense programs’ ability to receive components from Israel. For some products, there could be future delivery delays because of the ongoing war. The potential impacts to RTX are subject to change given the volatile nature of the situation.
Our financial performance is dependent on the condition of the aerospace industry. Our commercial aerospace businesses constitute a substantial portion of our financial results, and the performance of those businesses is directly tied to economic conditions in the commercial aerospace industry, which is cyclical in nature. Capital spending and demand for aircraft engines, aerospace products, and component aftermarket parts and services is limited to commercial airlines, lessors, other aircraft operators and aircraft manufacturers that are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline consolidation, bankruptcies and restructuring activities, competition, the retirement of older aircraft, corporate profitability and financial health, cost reduction efforts, tightening of credit in financial markets and the availability of aircraft leasing and financing alternatives, remaining performance obligations levels, the satisfaction of certification or other regulatory requirements for aircraft in various jurisdictions, regulatory changes, terrorism and related safety concerns, and general economic conditions. Any of these factors affecting the industry could reduce the sales and margins of our aerospace businesses. In addition, because we have significant business with Airbus and Boeing, our aerospace businesses could be adversely affected by challenges faced by these or other individual customers. Other factors, including future terrorist actions, aviation safety concerns, pandemic health issues, or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of product deliveries to commercial aerospace customers are scheduled for delivery in the future, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into firm fixed-price or cost-share development contracts with customers, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of the program. Spare parts sales and aftermarket services, particularly under long-term aftermarket contracts are also affected by similar factors, including usage, pricing, technological improvements, regulatory changes, and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation industry could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
We design, manufacture, and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated. The design, development, production, sale, and support of innovative commercial aerospace and defense systems and products involves advanced technologies. We invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products, and services aimed at meeting the ever-evolving product, program, and service needs of our customers. Our ability to realize the anticipated benefits of our investments depends on a variety of factors, including meeting development, production, certification, and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; achieving cost and production efficiencies; availability and quality of supplier- and internally-produced parts and materials; availability of supplier and internal facility capacity to perform maintenance, repair, and overhaul services; availability of test equipment; development of complex software; hiring and training of qualified personnel; identification of emerging technological trends for our target end-customers; the level of customer interest in new technologies and products; customer acceptance of our products and technologies; and the level of competition as described below. For example we are investing in artificial intelligence, among other advanced technologies, and we may be unable to successfully integrate the technology into our products and services or keep pace with this rapidly changing technology. In addition, our customers manufacture or acquire end products and systems that incorporate certain of our products. These end products and systems may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and industry acceptance of these larger systems and end products could affect the level of customer interest in, and acceptance of, our products in the marketplace. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production, and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We, or our customers, suppliers, or subcontractors, may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products, or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
In particular, Pratt & Whitney’s Geared Turbofan family of engines incorporates advanced technologies. The level of orders received for the Geared Turbofan family of engines, coupled with a requirement to achieve mature production levels in a very short time frame, require significant manufacturing and supply chain capacity. In addition, in July 2023 Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft, resulting in increased engine removals and inspections, shop visits, aircraft on ground levels, costs to the Company, and other negative impacts described in more detail below. If any of our production or maintenance, repair, and overhaul ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, if any other engine models are found to be materially impacted by the powder metal issue, and/or if we identify or experience other issues with in-service engines in the Geared Turbofan family of engines (or other engines), whether for manufacturing reasons or otherwise, we may not meet customer requirements, which could result in material additional costs, including liquidated damages or other liabilities.
Competition may reduce our revenues and limit our future opportunities. We operate in highly competitive industries and our competitors may have more extensive or more specialized engineering, manufacturing, marketing, and servicing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based in part upon the cost to provide the products and services. If we fail to accurately estimate these costs, the profitability of our contracts may be adversely affected. In addition, we may face customer-directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if these targets are not achieved when required. We have also experienced highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work. Moreover, bid protests from unsuccessful bidders on new program awards are frequent with respect to DoD awards in particular. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. Highly competitive activity within the commercial aerospace industry has included substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in order to secure both new engine business and the aftermarket revenues associated with these products. Further, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of, or instead of, our products, or meet particular in-demand technological needs before us or with technology that is superior to our existing or new technologies. This competition could cause our existing technologies and offerings to become obsolete or otherwise decrease demand for our offerings. In addition, the possibility exists that competitors or customers will develop aftermarket services and parts for our products that attract customers and adversely impact our return on investment on new products. We also anticipate companies continuing to enhance their competitive position against our defense businesses as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing heightened competition domestically and internationally from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for space-related technologies and for information technology and other support work. Moreover, we are seeing increased government, particularly foreign, sponsorship of competitors on defense development programs. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
OPERATIONAL RISKS
Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity regulations. Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security. The products and services that we provide our customers are also at risk of being adversely affected by cyber-attacks, including attempts to infiltrate them or sabotage or disable their use. Like other companies, we regularly experience cyber-based attacks. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. Cybersecurity threats also include attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities or infrastructure. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties (including mission critical systems), impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuous and evolving, and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, are seeing an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations, being revealed by new attacks. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional information technology and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In addition, some products and services that we provide to customers, particularly those related to public security, may raise potential liabilities related to privacy and intellectual property. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Further, our insurance coverage, which may exclude losses from war or cyber operations, may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.
We are dependent on a global supply chain and subject to risks related to the availability of materials and the performance of our suppliers; in recent years we have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. Our performance requires a variety of raw materials, supplier-provided parts, components, sub-systems, and contract manufacturing services, and we rely on U.S. and non-U.S. suppliers (including third-party manufacturing suppliers, subcontractors, and service providers) and commodity markets for these materials and services. In some instances, we depend upon a single source of supply, manufacturing, services support, or assembly, or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Emerging laws and increasing regulatory requirements aimed at global supply chains may impact our ability to access certain materials and components, and otherwise adversely affect our business, and we may not only be held responsible for our compliance, but for that of our suppliers. In addition, our defense businesses are subject to specific procurement requirements that limit the types of materials they use. Our defense businesses also must require suppliers to comply with various DoD requirements, any of which requirements may further limit the suppliers and subcontractors they may utilize. Identifying and qualifying second- or third- source suppliers can be difficult, time-consuming, and may result in increased costs.
In 2023, global supply chain disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these issues. In addition, current high inflation levels have increased material and component prices, labor rates, and supplier costs, and put pressure on our margins. Credit market conditions, including higher interest rates and the availability of credit, have impacted some of our suppliers and subcontractors as well. As a result of these procurement issues, the production flow in our factories has been negatively impacted, which has, in turn, hindered our ability to perform on our commitments to customers and negatively affected our results of operations, financial condition, and liquidity. Our supply costs have increased due to the above factors. In addition, we are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium, nickel, and titanium, and we rely on foreign suppliers as single-source suppliers of some components. Some raw materials and components have been in the past sourced from areas now under sanctions, such as Russia, or are currently sourced from areas which are at risk of sanctions or other trade restrictive actions, such as China.
The timing of the impacts of these supply chain risks and issues and our ability to mitigate them are uncertain and difficult to predict. However, we expect the current supply chain, inflation, and price issues, and their negative impacts on our business, to continue into 2024. In particular, we expect to experience prolonged delays for certain critical component parts and sub-systems. Furthermore, the existing supply chain issues could be compounded by other events, such as an economic downturn; supplier capacity constraints for other reasons; supplier quality issues (for example, defects or fraudulent parts); supplier closing, bankruptcy, or financial difficulties; price increases for various reasons; and worsening shortages of raw materials or commodities, including as a result of war or other geopolitical actions, natural disaster (including the effects of climate change), health pandemic or other business continuity events, or transport and distribution issues, any of which could further negatively impact our ability to meet our commitments to customers or increase our operating costs and therefore incrementally affect our results of operations, financial condition, and liquidity.
Due to the nature of our products and services, a product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business. Our products and services are highly sophisticated and specialized, involve complex advanced technologies, are often integrated with third-party products and services, and are utilized for specific purposes that require precision, reliability, and durability. Many of our products and services include both hardware and software that involve industrial machinery and intricate aviation and defense systems, including commercial and military jet engines, power and control systems, and other aircraft parts, air and missile defense systems, and military sensors and command and control systems. Technical, mechanical, quality, electronic, and other failures may occur from time to time, whether as a result of manufacturing or design defect, operational process, or production issue attributable to us, our customers, suppliers, partners, third party integrators, or others. Product design changes and updates could also have associated cost and schedule impacts. In addition, our products could fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. The impact of a catastrophic product or system failure or similar event affecting our or our customers’ or suppliers’ products or services could be significant, and could result in injuries or death, property damage, loss of strategic capabilities, loss of intellectual property, loss of reputation, and other significant negative effects. A product or system failure, or perceived failure, could lead to negative publicity, a diversion of management attention, and damage to our reputation that could reduce demand for our products and services. It could also result in product recalls and product liability and warranty claims (including claims related to the safety or reliability of our products) and related expenses, other service, repair and maintenance costs, labor and material costs, customer support costs, significant damages, and other costs, including fines and other remedies, and regulatory and environmental liabilities. We may also incur increased costs, delayed payments, reputational harm, or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
In particular, as previously disclosed, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo family of aircraft. This determination and corresponding fleet actions have significantly increased both the incremental number of PW1100 GTF engines that will need to be removed and the incremental number of shop visits necessary to perform the inspections as compared to estimates prior to this determination. Actual and future estimated aircraft on ground levels for the A320neo family of aircraft have therefore increased. As a result, we have and will continue to incur significant customer support and mitigation costs and significant labor, material, and related costs. This matter has caused reputational harm and has negatively impacted, and will continue to impact, our results of operations and financial condition. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers, and these assumptions are subject to variability. Potential changes to these assumptions could have a material effect on the Company’s results of operations for the periods in which it is recognized. In addition, other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal. The negative impacts to our company arising from the Powder Metal matter could increase if any other engine models are found to be materially impacted by this rare condition.
We depend on the recruitment and retention of qualified personnel, and our failure to attract, train, and retain such personnel could seriously harm our business. Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, and the hiring, development, and retention of qualified technical, engineering, manufacturing, marketing, sales, and management personnel for our operations. Our defense business in particular requires qualified personnel with security clearances due to our classified programs. Moreover, a significant percentage of our current workforce is nearing or eligible for retirement. To the extent that we lose experienced personnel in the future, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of knowledge.
We have experienced, and continue to experience, challenges hiring highly qualified personnel including engineers, skilled laborers, and security clearance holders. We expect these difficulties to continue in the future. In addition, the cost of labor remains high. Some candidates and new personnel may have job-related expectations that differ from our current workforce and are inconsistent with our corporate culture. With respect to existing personnel, some may become required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances. Moreover, some of our employees are covered by collective bargaining agreements. Historically, we have been able to renegotiate expiring agreements without experiencing significant disruptions to business operations. However, the U.S. labor environment has experienced shifts, and if we have additional challenges renegotiating agreements or if our employees pursue new collective representation, then we could experience additional costs and/or be subject to work stoppages. Any of the above factors could seriously harm our business.
Moreover, we believe that a critical element of our ability to successfully attract, train, and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration, diversity, equity, and inclusion, and a focus on execution, all in an environment of high ethical standards. Our global operations may present challenges in maintaining these important aspects of our corporate culture, and a failure to maintain our corporate culture could negatively impact us. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards that promote excellent performance and cultivate diversity, equity, and inclusion. To the extent any of our key personnel were to behave in a way that is inconsistent with our values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting, or people management, we could experience a materially adverse impact to our reputation and our operating results. In addition, failure or perceived failure to meet increasing stakeholder expectations on environmental, social, and governance (ESG) matters could harm our reputation and impact demand for our products and services.
Exports and imports of certain of our products are subject to various export control, sanctions, and import regulations and may require authorization from regulatory agencies of the U.S. or other countries. We must comply with various laws and regulations relating to the export and import of products, services, and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice. Certain of our products, services, and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR, or are otherwise subject to the EAR and/or the U.S. Munitions Import List, and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before exporting these products out of the U.S. or importing these products into the U.S. U.S. foreign policy or the foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities, or countries. Any failure by us, our customers, or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to engage in export or import transactions, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions, or import regulations may further restrict the export or import of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis, or at all, is subject to risks and uncertainties, including changing laws, regulations, or foreign policies, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Our business and financial performance may be adversely affected by threats to our physical security and other events outside our control. We could encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, terrorism, or similar acts, any of which could disrupt our business. In addition, our business, and the businesses of our suppliers, subcontractors, service providers, and customers, could be disrupted by public health crises, such as pandemics and epidemics (including a resurgence of the Coronavirus Disease 2019 (COVID-19) pandemic), and governmental, business, and individual actions taken in response, damaging weather or other acts of nature, cyber-attacks on IT infrastructure and products, or other events outside of our control. Any such business disruption could subject us to production downtimes, operational delays, supply chain challenges, other detrimental impacts on our operations or ability to provide products and services to our customers, decreased demand for our products, decreased defense budgets, financial losses from remedial actions, the diversion of management’s attention and resources, or loss of business, any of which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity. The impact of any such business disruption is difficult to predict.
We depend on our intellectual property and have access to certain third party intellectual property; infringement or failure to protect our intellectual property or access to third party intellectual property could adversely affect our future growth and success. We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems, and other measures to protect our intellectual property. We also rely on nondisclosure agreements, confidentiality obligations in contracts, IT security systems, and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. The U.S. government and foreign governments have licenses under certain of our intellectual property, including certain patents, which are developed or used in performance of government contracts. Governments may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. Governments may challenge the sufficiency of intellectual property rights we have granted in government contracts and attempt to obtain greater rights, which could reduce our ability to protect our intellectual property rights and to compete. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation, or circumvention by third parties. In addition, we may not be able to obtain necessary licenses on commercially reasonable terms. In other instances, our ability to procure and perform government contracts requires us to obtain certain rights in the intellectual property of others through government grants. Governments may deny us the right to obtain such rights in the intellectual property of others, which may affect our ability to perform government contracts. Moreover, our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership of, necessary licenses concerning data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses, and liability resulting from various cybersecurity attacks or information technology failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties, and significant litigation costs, or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
LEGAL, ENVIRONMENTAL, AND REGULATORY RISKS
As a U.S. government contractor, we are subject to risks relating to U.S. government audits, investigations, and disputes. We are subject to U.S. government investigations relating to our U.S. government contracts. Such U.S. government investigations often take years to complete and could result in administrative, civil, or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution, or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental, FCPA, and other anti-bribery and anti-corruption laws, or export laws, as further described below), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years, and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated. Further, our U.S. government contracts are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data disclosures or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, also have future impacts such as increasing the costs absorbed by our commercial businesses. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations, and, in some cases, continue to negotiate and/or litigate. We may be, and have been, required to make significant payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in our favor, any such payments will be returned to us with interest. The Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA) also review the adequacy of, and our compliance with, our internal control systems and policies, including our accounting, purchasing, government property, estimating, earned value management, and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government, including DCMA claims to recover payments for alleged noncompliance with cost accounting standards. In some cases, the Department of Justice (DOJ) has conducted investigations or convened grand juries to investigate possible irregularities in our costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed by the U.S. government or must be refunded by us to the U.S. government if already reimbursed. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition, and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our financial position, results of operations, and liquidity.
We are subject to litigation, environmental, anti-corruption, and other legal and compliance risks. We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety and reliability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, export control, sanctions, employment matters, securities laws, competition laws, and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). Product recalls and product liability and warranty claims can result in significant damages and costs, including fines, as well as other harm to our business as discussed above. As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

We use hazardous substances and generate hazardous wastes in certain of our operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damage that may be caused by hazardous substance releases and exposures. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions, including cancers or other illnesses incurred by employees, former employees, third-parties’ employees, or residents in the area, and environmental damage or diminution of real estate values. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have been named as a defendant in related “toxic tort” claims. We are also subject to laws and regulations that: (1) impose requirements for the proper management, treatment, storage, and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases, and/or reduce the risks of injury to people. We incur, and expect to continue to incur, capital and other expenditures to comply with these laws and regulations. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment, or disqualification by the U.S. Environmental Protection Agency (EPA). A facility determined to be in violation of the criminal provisions of these statutes can be prohibited from performing any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity, in particular with respect to environmental claims in regions where we have, or previously had, significant operations. In addition, new laws, regulations, or governmental policies, sudden changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur additional costs in the future that would have a negative effect on our results of operations, financial condition, and liquidity.
In addition, the FCPA and other anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to U.S. and non-U.S. officials for the purpose of obtaining or retaining business. These laws apply to companies, individual directors, officers, employees, and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are, therefore, subject to the FCPA and other anti-bribery and anti-corruption laws, including the anti-bribery and anti-corruption laws of non-U.S. countries. Our policies mandate compliance with these anti-bribery and anti-corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. We have been subject to regulatory investigations for alleged violations of anti-bribery and anti-corruption laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes, or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management attention, and result in a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Cybersecurity and data security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.
Our business and financial performance may be adversely affected by climate change, including regulations, customer demand, technologies, and extreme weather. Our business may be impacted by climate change and governmental and industry actions taken in response, which present short, medium, and long-term risks to our business and financial condition. Current and emerging environmental and climate-related laws, regulations, or other policies, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, mandatory disclosure obligations, and U.S. government procurement requirements, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs, and costs associated with manufacturing changes, and lead to new or additional investments in product designs and facility upgrades. In addition, we continue to see ever-increasing demands for offerings focused on addressing climate change, transitioning to lower emission technologies, including low to no carbon products and services, the use of alternative energy sources, and other sustainable aviation technologies, and climate monitoring and adaptation products and services. Customers, shareholders, and institutional investors are focused on ESG, including our environmental sustainability practices and commitments with respect to our operations, products, and suppliers. As a result, we continue to make additional investments in new technologies and capabilities, and devote management and other resources in response to the foregoing. We may not realize, on a timely basis or at all, the anticipated benefits of these investments and actions for a variety of reasons, including technological challenges, evolving government and customer requirements, and our ability to anticipate them and develop in-demand technologies on a timely basis, and other risks related to the development of advanced technologies described above. In addition, certain technologies will be dependent upon government action, such as investments in infrastructure, creating appropriate market incentives, and making certain raw materials available for development of certain technologies. Moreover, we rely on our suppliers to timely and effectively adapt and meet our evolving technological supply needs, and they may be unable to fully respond to our requirements in a timely manner or at all. We also face competition risks as our competitors also respond to advancing sustainable technologies. Our competitors may develop these in-demand technologies before we do, their new technologies may be deemed by our customers to be superior to technologies we may develop, and their technologies may otherwise gain industry acceptance in advance of or instead of our products. In addition, as we and our competitors develop increasingly sustainable technologies, demand for our older offerings may decrease or become nonexistent. Our reputation may also be damaged if we or our industry fail, or are perceived to fail, to achieve sustainability goals or commitments or to comply with evolving climate-related regulations. In addition, climate-related litigation and government investigations could be commenced against us, could be costly to defend, and could adversely affect our business. Moreover, our business, the businesses of our suppliers, subcontractors, service providers, distributors, and customers, and the industries in which we operate, could be negatively impacted by increasing frequency and severity of acute extreme weather events caused by climate change, including hurricanes, tornadoes, floods, snow and ice storms, fires, heat waves, and mud slides, and by chronic changes in weather patterns, such as temperature increases, drought, and sea level rise. These events could damage our and our suppliers’ facilities, products, and other assets, and cause disruptions to our business and operations, supply chain, and distribution networks, and the businesses of our customers, and require an increase in expenditures to improve climate resiliency of our operations. Any of the foregoing could materially decrease our revenues and materially increase our costs and expenses.
FINANCIAL, TAX, AND INSURANCE RELATED RISKS
Our debt levels and related debt service obligations could negatively impact our intended capital allocation, and we may be unable to obtain debt at competitive rates, on commercially reasonable terms, or in sufficient amounts. We have outstanding debt and other financial obligations, and we depend, in part, upon the issuance of debt to fund our business requirements. In connection with the accelerated share repurchase (ASR) transactions, we incurred $10 billion of long-term debt. The increased indebtedness of RTX in connection with the ASR transactions may have various negative impacts on our business. These include shifting significant cash flow from operations to debt principal and interest payments and ASR transactions costs, which will reduce funds we have available for other purposes, such as acquisitions, research and development, and other reinvestments in our businesses, and dividends and common stock repurchases. It could also reduce our flexibility in planning for, or reacting to, changes in our business and market conditions. It exposes us to interest rate and credit market risk at the time of refinancing outstanding debt, as well as these same risks on our commercial paper obligations, which are issued at variable rates.
In addition, if we require additional funding in order to fund outstanding financing commitments or meet other business requirements, a number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt, any of which may adversely affect our ability to fund our business requirements. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. As previously disclosed, in August 2023, S&P Global downgraded our credit rating from A-/negative to BBB+/stable, and our credit rating with Moody’s Investors Service remained at Baa1/stable. Subsequently, in October 2023, both S&P Global and Moody’s Investors Service outlook changed from stable to negative when we entered into the ASR transactions. Further downgrades of our credit ratings may result, if we are unable to meet operating expectations and our cash flow expectations, or to the extent that we are unable to reduce our outstanding debt according to planned timeframes.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results. Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenues and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (such as estimates of variable consideration, including award fees and penalties), including with respect to: (1) labor productivity and availability; (2) the complexity and scope of the work to be performed; (3) the availability and cost of materials; (4) the length of time to complete the performance obligation; (5) execution by our subcontractors; (6) the availability and timing of funding from our customer; (7) overhead cost rates; and (8) current and past service cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among other variables. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or ICIP agreements, required under certain contracts. In addition, as previously disclosed, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo family of aircraft. This determination and corresponding fleet actions have significantly increased both the incremental number of PW1100 GTF engines that will need to be removed and the incremental number of shop visits necessary to perform the inspections as compared to estimates prior to this determination. Actual and future estimated aircraft on ground levels for the A320neo family of aircraft have therefore increased. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers, and these assumptions are subject to variability. Because of the significance of management’s judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect our future results of operations and financial condition.
Significant changes in key estimates and assumptions with respect to our retirement plans, such as discount rate, expected return on plan assets (EROA), and other actuarial factors, could affect our future earnings, equity, and pension contributions. We must determine our pension and other postretirement benefit plans’ expense or income, which involves significant judgment particularly with respect to our discount rate, EROA, and other actuarial assumptions. These assumptions are evaluated annually at December 31 and when significant events require a mid-year remeasurement. They may change significantly due to changes in economic, legislative, regulatory, and/or demographic experience or circumstances. Changes in our assumptions or actual experience that differs from these assumptions, as well as management changes to retirement plans, could impact our pension and postretirement net periodic benefit (income) expense, the plans’ funded status, and/or the required cash contributions to such plans, which could negatively impact our results of operations, financial condition, or liquidity. Our plan assets are invested in accordance with our investment management objectives and are subject to market volatility and other conditions.
Additional tax expense or exposures could affect our future profitability. We are subject to income taxes in the United States and international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, and fluctuations in taxable income could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities, as well as our income tax expense and tax payments. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. In addition to ongoing examinations, there could be additional examinations launched in the future by governmental authorities in various jurisdictions, and existing examinations could be expanded. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could impact our tax liabilities and affect our income tax expense and profitability. The global and diverse nature of our operations means that these risks will continue to exist and additional examinations, proceedings, and contingencies will arise from time to time. Our results of operations, financial condition, or liquidity could be negatively impacted by any of the above factors, the outcome of any one of which cannot be predicted with certainty.
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
Quarterly cash dividends and share repurchases are subject to uncertainties and may affect our common stock price. Quarterly cash dividends and share repurchases under our share repurchase program generally constitute components of our capital allocation strategy, which we fund through a combination of operating free cash flow, borrowings, and proceeds from divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program, other than with respect to the final settlement pursuant to the ASR transactions. Dividends and share repurchases may be discontinued, accelerated, suspended, or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and are based on a variety of factors. Important factors that could cause us to discontinue, limit, suspend, increase, or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings, the availability of domestic cash, and overall business expectations. The reduction or elimination of our cash dividend, or suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareowner value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
See Item 5. “Market for Registrants Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in this Form 10-K for a description of our share repurchase program and past share repurchases, including our ASR transactions.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance. A significant portion of our business relates to designing, developing, and manufacturing advanced aerospace, defense, and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and we may obtain limitations of liability and additional defenses for various reasons including the qualification of our products and services by the Department of Homeland Security (DHS) under the SAFETY Act provisions of the Homeland Security Act of 2002. The insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which would negatively impact our results of operations, financial condition, and liquidity. Any accident, failure of, or defect in our products and services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It could also affect the cost and availability of insurance in the future.
STRATEGIC INITIATIVE AND TRANSACTION RISKS
We may be unable to realize expected benefits from strategic initiatives. In order to operate more effectively and efficiently, from time to time we undertake strategic and other operational initiatives. For example, we are undergoing a significant, multi-year digital transformation initiative to improve our business, modernize operations, and reduce costs. Under this initiative, we are leveraging digital capabilities throughout the way in which we conduct our business and provide our products and services to customers, including how we design, build, and maintain our products and services. We also continue to engage our Customer Oriented Results Excellence (CORE) operating system to drive continuing improvement into our processes and facilities. In addition, we continue to invest in structural cost reduction in our facilities, including aligning work to more efficient manufacturing centers, implementing advanced manufacturing capabilities including automation, and closing facilities that are not required to meet future capacity and work needs. Other initiatives include the pursuit of advanced technologies and new business acquisitions and subsequent integrations. For example, we are investing in the integration of artificial intelligence technologies into our processes and business operations. Moreover, effective July 1, 2023, we realigned our current business segment structure from four to three business segments. We also implement restructuring plans from time to time. Restructuring activities include or may result in workforce reductions, global facility reductions, procurement cost reduction activities, legal entity and operational reorganizations, and other cost reduction initiatives. These strategic activities are complex and require the investment of resources including in personnel and systems. If we do not successfully manage our current or future strategic initiatives, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, certain U.S. government contracts and programs have begun to require digital engineering and other digital capabilities, and our inability to achieve these capabilities with respect to these programs timely may result in loss of revenues. Risks associated with workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees or work stoppages. Any of the above factors may impair our ability to achieve anticipated benefits, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Failure to successfully manage potential future acquisitions, investments, divestitures, joint ventures, and other transactions, and other risks associated with these activities could adversely affect our future financial results. In pursuing our business strategies, we continually review, evaluate, and consider potential investments, acquisitions, divestitures, joint ventures, and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and business opportunities into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Further, these transactions involve certain other risks and uncertainties including: (1) the risks involved with entering new markets; (2) the difficulty in integrating newly-acquired businesses and managing or monitoring other collaborative business arrangements; (3) the complexity of separating a portion of our business to enable a divestiture; (4) challenges and failures in achieving strategic objectives and other expected benefits, which may result in certain liabilities to us for guarantees and other commitments; (5) the risk that regulatory authorities may deny our proposed transactions, or may impose on those transactions conditions that undermine the strategic rationale, reduce the financial benefit of, or jeopardize the consummation of those transactions; (6) unidentified issues not discovered in RTX’s due diligence; (7) the diversion of our attention and resources from our operations and other initiatives; (8) the potential impairment of acquired assets; (9) the performance of underlying products, capabilities, or technologies; and (10) the potential loss of key employees and customers of acquired businesses. In addition, future transactions may impact our deployment of capital, including dividends, stock repurchases, pension contributions, and investments. In particular, if we are unable to complete the pending divestitures of Collins’ actuation and flight controls business and/or Raytheon’s Cybersecurity, Intelligence and Services business within our expected timeframes or at all, we may be unable to reduce our outstanding debt according to planned timeframes.
If either distribution of the stock of Carrier or Otis, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free, including as a result of subsequent acquisitions of our stock (including pursuant to the Raytheon merger), we could be subject to significant tax liabilities. On April 3, 2020, United Technologies Corporation (UTC) completed the separation of UTC’s business into three independent, publicly traded companies (UTC, Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis)) (the Separation Transactions). UTC distributed all of the outstanding shares of Carrier common stock and all of the outstanding shares of Otis common stock to UTC shareowners who held shares of UTC common stock as of the close of business on March 19, 2020, the record date for the distributions (the Distributions) effective at 12:01 a.m., Eastern Time, on April 3, 2020. We received (1) a private letter ruling from the Internal Revenue Service (IRS) regarding certain U.S. federal income tax matters relating to the Separation Transactions and Distributions and (2) an opinion of outside counsel regarding the qualification of certain elements of the Distributions under Section 355 of the Code. Although we intend for the Distributions generally to be tax-free for U.S. federal income tax purposes, there can be no assurance that they will so qualify. Even if the Distributions were to otherwise qualify as tax-free transactions under Sections 355 and 368(a)(1)(D) of the Code, either Distribution or both Distributions may result in taxable gain to us (but not our stockholders) under Section 355(e) of the Code if such Distribution(s) were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in shares of Carrier, Otis, or us, as applicable. If the IRS were to determine that any post-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan (when aggregated with any pre-Distribution acquisitions of Carrier stock, Otis stock, or our stock, as applicable, pursuant to such a plan) would represent a 50% or greater interest in shares of Carrier, Otis, or us, as applicable, such determination could result in significant tax liabilities to us. For purposes of this test, even if the Raytheon merger were treated as part of such plan, it did not result in an acquisition of a 50% or greater interest in us. Any such tax liabilities imposed on us may adversely affect an investment in us. In addition, we obtained tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of certain Separation Transactions. Notwithstanding the receipt of such tax rulings and opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant Separation Transactions differs from the conclusions reached therein. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant Separation Transaction, we would be subject to significant tax liabilities, which may adversely affect an investment in us. Further, under a tax matters agreement that we entered into with Carrier and Otis in connection with the Separation Transactions and Distributions, each of Carrier and Otis generally is required to indemnify us for certain taxes we may incur resulting from the Separation Transactions and/or the Distributions failing to qualify for the intended tax treatment. In addition, under the tax matters agreement, each of Carrier and Otis is responsible for (i) a specified portion of any installment payment we are required to make pursuant to Section 965(h)(2) of the Code and (ii) specified taxes that exclusively relate to the Carrier business or the Otis business, as applicable. The amount of any such taxes for which we would be responsible may be significant, and if we were unable to obtain indemnification payments from Carrier or Otis to which we are entitled under the tax matters agreement and/or other agreements entered into in connection with the Separation Transactions and the Distributions, we would incur significant losses.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a global aerospace and defense company serving commercial and government customers in the aerospace industry and domestic and international military and government customers as a defense contractor, we are the target of advanced and persistent cyber-attacks from a variety of threat actors. Our products and services are highly sophisticated and specialized, involve complex advanced technologies including information technology systems, and process, store, or transmit highly sensitive unclassified and classified information. Moreover, our products and services are often integrated with third-party products and services. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (IT) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.
Our Cybersecurity Program
Given the nature of our business and the cybersecurity risks we face, we have a robust cybersecurity program for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats, to our internal systems, our products, services and programs for customers, and our supply chain. Our cybersecurity program is made up of two components: our enterprise cybersecurity program and our cybersecurity program for our products and services.
Enterprise Cybersecurity. Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (NIST) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operation. We monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees and contract workers to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.
Product and Services Cybersecurity. Our product development processes apply development, security and operations principles aligned with applicable government and commercial standards including DO-326 and NIST standards and guideline publications, and include vulnerability scanning and static and dynamic composition analysis. We regularly assess our product development processes, product cyber maturity and the teams providing our secure services in relation to cybersecurity. In addition, we strive to meet all security requirements mandated by government and commercial customers and adhere to regulatory guidance and standards for system security engineering. Many of our products also undergo industry audits and regulatory compliance certifications, and our products delivered to the Department of Defense (DoD) must comply with DoD risk management requirements where required.
Cybersecurity for U.S. Government Authorized Systems. With respect to products and services provided to, and information technology systems used in connection with programs for, the U.S. government, our cybersecurity program aligns with the NIST standard and meets the requirements of 32 CFR Part 117 and other applicable U.S. government guidance. The program includes authorization and assessment of new and existing IT systems by our customer. We monitor use on these systems, including vulnerability management through patching and configuration. In addition, we restrict user access and require authorized users to complete additional user and cybersecurity training.
Incident Response. Our cybersecurity program includes monitoring for potential security threats that may lead to vulnerabilities. We evaluate and assign severity levels to incidents, escalate and engage incident response teams based on severity, and manage and mitigate the related risks. Incidents are reported internally to members of senior management and/or the Board of Directors as appropriate based on severity and incident type and are also analyzed for external reporting requirements. Our incident response process is also designed to coordinate functions to enable continuity of essential business operation in the event of a cyber crisis.
Third Party Service Providers. We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery.
Management of Third-Party Risks. Our suppliers, subcontractors and third-party service providers are subject to cybersecurity obligations and controls. Prior to engagement, we assess the cybersecurity posture of third-party service providers who store, process, or transmit our information as a service, or connect to our networks. We also require our suppliers, subcontractors and third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase. Many of these third parties are also subject to regulatory requirements in mandatory government procurement clauses, including those contained in the U.S. Federal Acquisition Regulation and U.S. Defense Federal Acquisition Regulation Supplement, which obligate adherence to a generally accepted cybersecurity framework, such as NIST, and occasional assessment of their implementation of cybersecurity controls as a condition of contract award or during contract performance. Finally, we require these third parties to notify us of cybersecurity incidents that impact us.
Program Assessment. We continuously evaluate and seek to improve and mature our cybersecurity processes. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. Additionally, our Internal Audit function regularly assesses our program effectiveness through audits of our entities, systems and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the U.S. Defense Contract Management Agency (DCMA) and Cybersecurity Maturity Model Certificate (CMMC) Third Party Assessment Organization. Moreover, some of our products are audited or reviewed for regulatory compliance certification pursuant to the relevant DoD risk management framework.
Board Oversight and Management’s Role
Enterprise Cybersecurity. Our Board of Directors has primary oversight responsibility for enterprise cybersecurity risks. The Special Activities Committee supports the Board in oversight of classified business cybersecurity, including with respect to company internal information and operational technology systems. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role.
Our global chief information security officer (CISO), under the direction of our chief digital officer, leads our enterprise cybersecurity program and is responsible for assessing and managing enterprise cybersecurity risks. Our CISO regularly updates the Board of Directors on cybersecurity risks as they relate to our information and operational technology systems and our suppliers and partners, in addition to updates on enterprise cybersecurity incidents and key Company defenses and mitigation strategies.
Our CISO is an experienced cybersecurity senior executive with more than 25 years’ experience building and leading cybersecurity, risk management, and information technology teams. In performing his role, he regularly reviews enterprise cybersecurity risks, controls, program policy and processes, including training, oversees policy and program development, implementation and updates, and informs senior leadership on cybersecurity-related issues and activities affecting the organization. Our CISO is regularly apprised of enterprise cybersecurity events, threats and activities, including with respect to incidents, protection vulnerabilities, software update needs and lifecycle status.
Product and Services Cybersecurity. The Special Activities Committee of our Board of Directors has primary oversight responsibility for cybersecurity risks related to our products and services. The full Board of Directors also receives periodic briefings from management on the Company’s product cybersecurity risks and programs. The Audit Committee also considers product and services cybersecurity risks in connection with its financial and compliance risk oversight role.
Our product cybersecurity officer (PCO), under the direction of our chief technology officer, leads our cybersecurity program for our products and services and is responsible for assessing and managing related cybersecurity risks. Our PCO updates the Special Activities Committee on cybersecurity risks as they relate to our products and services, in addition to updates on product and service cybersecurity incidents, defenses and mitigation strategies.
Our PCO is an experienced embedded systems engineer and chief engineer with nearly 20 years’ experience in the development, product assurance, and security of critical and highly regulated embedded and other computer systems in medical, aviation, and military products and services. In performing her role, she regularly reviews cybersecurity risks, controls, program policy and processes, including training, and oversees and advises teams performing policy and program development, implementation and updates. Our PCO is regularly apprised of product and service cybersecurity events, threats and activities including with respect to incidents, protection vulnerabilities, software update needs and lifecycle status.
Enterprise Risk Management
Our cybersecurity risk processes are a key element of our Enterprise Risk Management (ERM) process, which is designed to identify and evaluate the full range of significant risks to RTX Corporation (RTX). As part of our ERM program, RTX’s functional and operations departments identify and manage enterprise risks on an annual cycle. The process consists of structured reviews, discussions, and mitigation planning, and includes risks identified by our Enterprise Cybersecurity and Product Cybersecurity functions as part of the overall review of significant RTX risks. The top ERM risks are compiled annually and shared with the Audit Committee of the Board of Directors as well as the full Board of Directors. In addition, Internal Audit incorporates these risks into its continuous risk assessment process and periodically audits specific ERM risks.
For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Form 10-K.
ITEM 2. PROPERTIES
We have significant properties in approximately 25 countries, with approximately 500 significant properties comprising approximately 75 million square feet of productive space. Approximately 30% of our square footage related to our significant properties is leased, and 70% is owned. Approximately 70% of our square footage related to our significant properties is located in the United States.
Our fixed assets as of December 31, 2023 include manufacturing facilities and non-manufacturing facilities such as warehouses, laboratories, office space, and a substantial quantity of machinery and equipment, including general purpose machinery and equipment using special jigs, tools, and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery and equipment in use as of December 31, 2023 are in good operating condition and are well-maintained.
ITEM 3. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and claims (some of which involve substantial amounts). For a discussion of contingencies related to certain legal proceedings, see “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K. Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of these matters will have a material adverse effect upon our competitive position, results of operations, financial condition, or liquidity.
A further discussion of government contracts and related investigations, as well as a discussion of our environmental liabilities, can be found under the heading “Other Matters Relating to Our Business” within Item 1. “Business” of this Form 10-K and in Item 1A. “Risk Factors” of this Form 10-K.
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
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
RTX Corporation’s common stock is listed on the New York Stock Exchange under the ticker symbol “RTX.” There were 39,627 registered shareowners at December 31, 2023. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained within Item 12 of this Form 10-K.
Stock Performance Graph
The following graph presents the cumulative total shareowner return for the five years ending December 31, 2023 for our common stock as compared to the Standard & Poor’s 500 Stock Index and the S&P Aerospace & Defense (A&D) Index. These figures assume that all dividends paid over the five-year period were reinvested, and that the starting value of each index and the investment in common stock was $100.00 on December 31, 2018.
Comparison of Cumulative Five Year Total Return

	Annual Return Percentage Years Ending
Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
RTX Common Stock	43.82	(16.73)	23.27	20.01	(14.44)
S&P 500 Index	31.49	18.40	28.71	(18.11)	26.29
S&P Aerospace & Defense Index	30.33	(16.06)	13.22	17.37	6.77

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
RTX Common Stock	$100.00	$143.82	$119.77	$147.63	$177.18	$151.60
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Aerospace & Defense Index	100.00	130.33	109.39	123.86	145.37	155.21

Issuer Purchases of Equity Securities
The following table provides information about our purchases during the quarter ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2023	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	111,620	$78.22	111,456	$976
November 1 - November 30	149	81.13	—	976
December 1 - December 31	173	82.20	—	976
Total	111,942	$78.23	111,456
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
On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, representing approximately 85% of the shares expected to be repurchased. We funded the payments with borrowings under a bridge credit agreement, which was repaid with the proceeds from term loan facilities, proceeds from issuances of long-term debt in the fourth quarter of 2023 and cash on hand. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Upon final settlement of the ASR, under certain circumstances, each of the counterparties may be required to deliver additional shares of common stock, or we may be required to deliver shares of common stock or to make a cash payment to the counterparties, at our election. The final settlement of each transaction under the ASR agreements is scheduled to occur no later than the third quarter of 2024 and in each case may be accelerated at the option of the applicable counterparty.
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock, and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. During the quarter ended December 31, 2023, we repurchased 486 thousand shares outside of the program related to our employee savings plan.
ITEM 6.
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to the reader in understanding our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data of this Form 10-K, the changes in certain key items in those financial statements between select periods, and the primary factors that accounted for those changes. In addition, we discuss certain accounting principles, policies, and critical estimates that affect our financial statements. Our discussion also contains some additional context regarding our business, including industry considerations and the business environment, as well as certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1A. “Risk Factors.”
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries. Effective July 17, 2023, we changed our legal name from Raytheon Technologies Corporation to RTX Corporation. Effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information included in this Form 10-K is reflective of this new structure and prior period information has been recast to conform to our current period presentation. Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
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
Other Matters
Global economic and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, geopolitical conflicts and strained intercountry relations, U.S. and non U.S. tax law changes, foreign currency exchange rates, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Pratt & Whitney Powder Metal Matter. As described further in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”).
Global Supply Chain. We are dependent on a global supply chain and in recent years have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue into 2024.
Economic Environment. Current high inflation levels have increased material and component prices, labor rates, and supplier costs and have negatively impacted our operating profit and margin, including impact on productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and our suppliers to perform. Moreover, volatility in interest rates and financial markets can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our Customer Oriented Results Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
U.S. Government’s Budget. Since the end of its fiscal year 2023, the U.S. government has been operating under a series of continuing resolutions to keep the government funded while Congress works to enact full year fiscal year 2024 (FY24) appropriation bills. On January 7, 2024, congressional leaders announced an overall funding agreement enabling Congress to complete action on the FY24 appropriations bills. The current continuing resolution, signed on January 19, 2024, funds certain agencies through March 1 and others through March 8. Under a continuing resolution, federal agencies continue to operate generally at the same funding levels as the prior year, but typically new spending initiatives cannot be executed during this period. While we expect Congress to complete the full year FY24 appropriations bills before the current continuing resolution expires and for the FY24 defense appropriations bill to provide increased spending consistent with the overall funding agreement, if Congress is unable to complete the FY24 appropriation bills (or pass another continuing resolution), then the U.S. government would shut down during which federal agencies would cease all non-essential functions.
Geopolitical Matters. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers; however, based on information available to date, we do not currently expect these issues will have a material adverse effect on our financial results. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
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

We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments, and those approvals may not be obtained on a timely basis or at all or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of December 31, 2023, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
We continue to closely monitor developments in the war between Israel and Hamas that began on October 7, 2023, including potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and elsewhere. At this time, impacts to RTX are minimal. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. The war has also not impacted our defense programs’ ability to receive components from Israel. For some products, there could be future delivery delays because of the ongoing war. The potential impacts to RTX are subject to change given the volatile nature of the situation.
See Item 1A. “Risk Factors” within Part I of this Form 10-K for further discussion.
FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:
•Net sales: a growth metric that measures our revenue for the current year;
•Operating profit: a measure of our profit for the year, before non-operating expenses, net and income taxes;
•Operating profit margin: a measure of our Operating profit as a percentage of Total net sales; and
•Operating cash flow from continuing operations: a measure of the amount of cash generated by our business operations.

(dollars in millions)	2023	2022	2021
Total net sales	$68,920	$67,074	$64,388
Operating profit	3,561	5,504	5,136
Operating profit margins	5.2%	8.2%	8.0%
Operating cash flow from continuing operations	$7,883	$7,168	$7,142
In order to better assess the underlying performance of our business, we also focus on the change in organic net sales on both a consolidated basis and business segment basis, and the change in organic operating profit on a business segment basis, which allows for better year-over-year comparability. See Results of Operations below for our definition of the organic change in Net sales and Operating profit, which are not defined measures under U.S. Generally Accepted Accounting Principles (GAAP) and may be calculated differently by other companies.
We also focus on backlog as a key financial performance measure of our forward-looking sales growth. Total backlog was $196 billion and $175 billion as of December 31, 2023 and 2022, respectively. Backlog, which is equivalent to our remaining performance obligations (RPO) for our sales contracts, represents the aggregate dollar value of firm orders for which products have not been provided or service has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts). Backlog generally increases with bookings and/or orders and generally decreases as sales are recognized on these bookings and is affected by changes in foreign exchange rates, as well as contract cancellations and terminations, and cost underruns on cost-type contracts.
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
We provide the organic change in Net sales and Cost of sales for our consolidated results of operations as well as the organic change in Net sales and Operating profit for our segments. We believe that these non-Generally Accepted Accounting Principles (non-GAAP) measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change in Net sales, Cost of sales, and Operating profit excludes acquisitions and divestitures, net, the effect of foreign currency exchange rate translation fluctuations, and other significant non-operational items and/or significant operational items that may occur at irregular intervals (Other). Additionally, the organic change in Cost of sales and Operating profit excludes restructuring costs, the FAS/CAS operating adjustment, and costs related to certain acquisition accounting adjustments. Restructuring costs generally arise from severance related to workforce reductions and facility exit costs. We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. The FAS/CAS operating adjustment represents the difference between the service cost component of our pension and postretirement benefit (PRB) expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS), primarily related to our Raytheon segment. Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment, if applicable.
Net Sales

(dollars in millions)	2023	2022	2021
Total net sales	$68,920	$67,074	$64,388
The factors contributing to the total change year-over-year in Total net sales are as follows:

(dollars in millions)	2023	2022
Organic (1)	$7,343	$3,660
Acquisitions and divestitures, net	(143)	(676)
Other	(5,354)	(298)
Total change	$1,846	$2,686
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $7.3 billion organically in 2023 compared to 2022, primarily due to higher organic sales of $3.2 billion at Collins, $3.1 billion at Pratt & Whitney, and $1.3 billion at Raytheon. The $0.1 billion decrease in net sales related to Acquisitions and divestitures, net in 2023 compared to 2022, was primarily driven by the divestiture of a small non-core naval power business in the fourth quarter of 2022. The decrease in Other net sales of $5.4 billion in 2023 compared to 2022, was primarily driven by the net sales charge of $5.4 billion associated with the Powder Metal Matter recognized in the third quarter of 2023.
Net sales increased $3.7 billion organically in 2022 compared to 2021, primarily due to higher organic sales of $2.5 billion at Pratt & Whitney and $2.1 billion at Collins, partially offset by lower organic sales of $0.7 billion at Raytheon. The $0.7 billion decrease in net sales related to Acquisitions and divestitures, net in 2022 compared to 2021, was primarily driven by the sale of our global training and services business within our Raytheon segment in the fourth quarter of 2021. The decrease in Other net sales of $0.3 billion in 2022 compared to 2021 represents the impact of foreign exchange.
See “Segment Review” below for further information by segment.

				% of Total Net Sales
(dollars in millions)	2023	2022	2021	2023	2022	2021
Net sales
Products sales	$49,571	$50,773	$49,270	72%	76%	77%
Services sales	19,349	16,301	15,118	28%	24%	23%
Total net sales	$68,920	$67,074	$64,388	100%	100%	100%
Refer to “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for the composition of external net sales by products and services by segment.
Net products sales decreased $1.2 billion in 2023 compared to 2022, primarily driven by a $3.8 billion decrease at Pratt & Whitney primarily driven by a net sales charge of $5.3 billion associated with the Powder Metal Matter, partially offset by increases of $2.1 billion at Collins and $0.6 billion at Raytheon. Net services sales increased $3.0 billion in 2023 compared to 2022, primarily due to increases in external services sales of $1.7 billion at Pratt & Whitney, $0.8 billion at Collins, and $0.6 billion at Raytheon, partially offset by a net sales charge of $0.1 billion associated with the Powder Metal Matter.
Net products sales increased $1.5 billion in 2022 compared to 2021, primarily due to increases in external products sales of $1.3 billion at Collins and $1.2 billion at Pratt & Whitney, partially offset by decreases in external products sales of $1.0 billion at Raytheon. Net services sales increased $1.2 billion in 2022 compared to 2021 primarily due to increases in external services sales of $1.2 billion at Pratt & Whitney and $0.4 billion at Collins, partially offset by a decrease in external services sales of $0.4 billion at Raytheon, primarily driven by the sale of the global training and services business in the fourth quarter of 2021.
Our sales to major customers were as follows:

				% of Total Net Sales
(dollars in millions)	2023	2022	2021	2023	2022	2021
Sales to the U.S. government (1)	$31,628	$30,317	$31,177	46%	45%	48%
Foreign military sales through the U.S. government	4,974	5,042	5,546	7%	8%	9%
Foreign government direct commercial sales	4,249	4,327	4,993	6%	6%	8%
Commercial aerospace and other commercial sales (2)	28,069	27,388	22,672	41%	41%	35%
Total net sales	$68,920	$67,074	$64,388	100%	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 includes the reduction in sales from the Powder Metal Matter.
Cost of Sales

(dollars in millions)	2023	2022	2021
Total cost of sales	$56,831	$53,406	$51,897
Percentage of net sales	82%	80%	81%
The factors contributing to the change year-over-year in Total cost of sales are as follows:

(dollars in millions)	2023	2022
Organic (1)	$5,721	$2,385
Acquisitions and divestitures, net	(133)	(552)
Restructuring	107	3
FAS/CAS operating adjustment	238	217
Acquisition accounting adjustments	107	(348)
Other	(2,615)	(196)
Total change	$3,425	$1,509
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in Total cost of sales in 2023 compared to 2022 of $5.7 billion was primarily due to the organic sales increases at Pratt & Whitney, Collins, and Raytheon noted above. The $0.1 billion decrease in cost of sales related to Acquisitions and divestitures, net in 2023 compared to 2022, was primarily driven by the divestiture of a small non-core naval power business in the fourth quarter of 2022. The decrease in Other cost of sales of $2.6 billion in 2023 compared to 2022 was primarily driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ share of the Powder Metal Matter.
The organic increase in Total cost of sales in 2022 compared to 2021 of $2.4 billion was primarily due to the organic sales increases at Pratt & Whitney and Collins noted above. The decrease related to Acquisitions and divestitures, net of $0.6 billion in 2022 compared to 2021 was primarily driven by the sale of our global training and services business within our Raytheon segment in the fourth quarter of 2021. The decrease in Other cost of sales of $0.2 billion in 2022 compared to 2021 was primarily driven by the impact of foreign exchange, partially offset by charges recorded during the first quarter of 2022 at Pratt & Whitney and Collins related to impairment of customer financing assets for products under lease, inventory reserves, purchase order obligations, and the impairment of contract fulfillment costs that are no longer recoverable, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information.
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

				% of Total Net Sales
(dollars in millions)	2023	2022	2021	2023	2022	2021
Cost of sales
Products	$43,425	$41,927	$41,095	63%	63%	64%
Services	13,406	11,479	10,802	19%	17%	17%
Total cost of sales	$56,831	$53,406	$51,897	82%	80%	81%
Net products cost of sales increased $1.5 billion in 2023 compared to 2022, primarily due to increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the products sales changes noted above, partially offset by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ share of the Powder Metal Matter. Net services cost of sales increased $1.9 billion in 2023 compared to 2022, primarily due to increases in external services cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the services sales changes noted above.
Net products cost of sales increased $0.8 billion in 2022 compared to 2021, primarily due to increases at Collins and Pratt & Whitney, partially offset by decreases at Raytheon and declines in Acquisition Accounting Adjustments. The changes at Collins, Pratt & Whitney, and Raytheon were related to the changes in products sales noted above. Net services cost of sales increased $0.7 billion in 2022 compared to 2021, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services cost of sales at Raytheon, all driven by the services sales changes noted above.
Research and Development

(dollars in millions)	2023	2022	2021
Company-funded	$2,805	$2,711	$2,732
Percentage of net sales	4.1%	4.0%	4.2%
Customer-funded (1)	$4,456	$4,376	$4,485
Percentage of net sales	6.5%	6.5%	7.0%
(1)    Included in Cost of sales in our Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $0.1 billion in 2023 compared to 2022, was primarily driven by increased spending on commercial program development at Pratt & Whitney and higher program expenses at Collins, partially offset by decreased spend on other development programs. Company-funded research and development in 2022 was relatively consistent with 2021.
The increase in customer-funded research and development of $0.1 billion in 2023 compared to 2022, was primarily driven by higher expenses on various commercial and military programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various programs at Raytheon. The decrease in customer-funded research and development of $0.1 billion in 2022 compared to 2021, was primarily driven by lower expenses on various programs at Raytheon, partially offset by an increase in expenses on a missile defense technology program at Raytheon.
Selling, General, and Administrative

(dollars in millions)	2023	2022	2021
Selling, general, and administrative	$5,809	$5,573	$5,046
Percentage of net sales	8.4%	8.3%	7.8%
Selling, general, and administrative expenses increased $0.2 billion in 2023 compared to 2022, primarily driven by a $0.1 billion charge at Pratt & Whitney related to a customer insolvency in the second quarter of 2023, costs related to our segment realignment and recently announced divestitures in 2023, and increased employee-related costs, partially offset by the absence of $0.1 billion of charges recorded in the first quarter of 2022 related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
Selling, general, and administrative expenses increased $0.5 billion in 2022 compared to 2021, primarily driven by higher information technology-related costs at Corporate, Collins, and Pratt & Whitney, and higher combined expenses at Collins and Pratt & Whitney, principally driven by higher employee-related costs and $0.1 billion of charges related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income, Net

(dollars in millions)	2023	2022	2021
Other income, net	$86	$120	$423
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income, net of $34 million in 2023 compared to 2022 was primarily due to the net unfavorable year-over-year impact of foreign exchange gains and losses of $79 million, which was more than offset by the absence of $111 million of charges associated with the disposition of three businesses in 2022, and a $68 million gain on sale of land during the first quarter of 2023. The remaining decrease was spread across individually less significant items.
The decrease in Other income, net of $303 million in 2022 compared to 2021 was primarily due to the absence of a $269 million gain on sale of Raytheon’s global training and services business recorded in 2021, $111 million of charges associated with the disposition of three businesses in 2022 including two non-core businesses at Collins and a non-core naval power business at Raytheon, and the absence of foreign government wage subsidies related to Coronavirus Disease 2019 (COVID-19) at Pratt & Whitney of $41 million in 2021. The above items were partially offset by an accrual of $147 million in the fourth quarter of 2021 related to the ongoing Department of Justice (DOJ) investigation into contract pricing matters at Raytheon. See “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K for further discussion on business dispositions.
Operating Profit

(dollars in millions)	2023	2022	2021
Operating profit	$3,561	$5,504	$5,136
Operating profit margin	5.2%	8.2%	8.0%
The decrease in Operating profit of $1.9 billion in 2023 compared to 2022 was primarily driven by a decrease at Pratt & Whitney primarily driven by the $2.9 billion charge associated with the Powder Metal Matter and a decrease in the change in our FAS/CAS operating adjustment, partially offset by an increase in Operating profit at Collins and Raytheon, all of which are described below in “Segment Review.”
The increase in Operating profit of $0.4 billion in 2022 compared to 2021 was primarily driven by a decrease in Acquisition accounting adjustments, the operating performance at our operating segments, and a decrease in Corporate and Eliminations and other, partially offset by the change in our FAS/CAS operating adjustment, all of which are described below in “Segment Review.”

Non-service Pension Income

(dollars in millions)	2023	2022	2021
Non-service pension income	$(1,780)	$(1,889)	$(1,944)
The change in Non-service pension income of $0.1 billion in 2023 compared to 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns performing below our expected return on plan assets (EROA) assumption, partially offset by an increase in our 2023 EROA assumption.
The change in Non-service pension income of $0.1 billion in 2022 compared to 2021 was primarily driven by the impact of an increase in interest rates, partially offset by prior years’ pension asset returns exceeding our EROA assumption.
Interest Expense, Net

(dollars in millions)	2023	2022	2021
Interest expense	$1,653	$1,300	$1,330
Interest income	(100)	(70)	(36)
Other non-operating expense (income)(1)	(48)	46	28
Interest expense, net	$1,505	$1,276	$1,322
Total average interest expense rate - average outstanding borrowings during the year:	4.3%	4.0%	4.1%
Total average interest expense rate - outstanding borrowings as of December 31:	4.6%	4.0%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net increased $0.2 billion in 2023 compared to 2022. The increase in Interest expense of $0.4 billion was primarily due to the long-term debt issuances in the first and the fourth quarters of 2023, interest and fees on short term loans related to an accelerated share repurchase (ASR), and the increase in commercial paper activity in 2023. For additional discussion of the ASR and associated funding, see “Liquidity and Financial Condition” below. The change in Other non-operating expense (income) of $0.1 billion was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans and an increase in dividend income.
Interest expense, net in 2022 was relatively consistent with 2021.
Income Taxes

	2023	2022	2021
Effective income tax rate	11.9%	12.9%	18.9%
The lower 2023 effective tax rate compared to 2022 is primarily driven by a favorable impact related to the $2.9 billion charge associated with the Powder Metal Matter driving lower pretax income in 2023 resulting in an approximate 4% benefit to the rate in 2023, and the absence of a 3.4% reduction in the 2022 effective tax rate associated with the $207 million of tax benefits recorded in 2022 related to legal entity and operational reorganizations.
The lower 2022 effective tax rate compared to 2021 is primarily driven by the absence of a net $108 million charge, a 2.2% tax rate increase in 2021, associated with the disposition of the Forcepoint business and the global training and services business, and the absence of a $73 million charge, a 1.5% tax rate increase in 2021, for the revaluation of deferred taxes resulting from the increase in the U.K. corporate tax rate to 25% enacted in 2021. Additionally, the benefits associated with legal entity and operational reorganizations were lower in 2022 at $207 million, a 3.4% tax benefit in 2022, and $244 million, a 4.8% tax benefit, in 2021. The 2021 effective tax rate also includes higher net state income taxes as compared to 2022.
For additional discussion of income taxes and the effective income tax rate, see “Income Taxes” within Critical Accounting Estimates below, and “Note 12: Income Taxes” within Item 8 of this Form 10-K.

Net Income from Continuing Operations Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2023	2022	2021
Net income from continuing operations attributable to common shareowners	$3,195	$5,216	$3,897
Diluted earnings per share from continuing operations	$2.23	$3.51	$2.58
Net income from continuing operations attributable to common shareowners for 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted EPS from continuing operations of $1.55;
•acquisition accounting adjustments of $1.6 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $1.09;
•restructuring charges of $193 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.13; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS from continuing operations of $0.08.
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
•combined charges associated with disposition of businesses at Collins and Raytheon of $102 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.07; and
•restructuring charges of $91 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.06.
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
•tax expense of $148 million related to the sale of our Forcepoint business in the first quarter of 2021, which had an unfavorable impact on diluted EPS from continuing operations of $0.10, and the subsequent revaluation of that tax benefit of $104 million in the fourth quarter of 2021, due to the completion of the divestiture of Raytheon’s global training and services business for a gain, which had a favorable impact on diluted EPS from continuing operations of $0.07;
•accrual of $147 million related to the ongoing DOJ investigation into contract pricing matters at Raytheon, which had an unfavorable impact on diluted EPS from continuing operations of $0.10;
•restructuring charges of $121 million, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.08; and
•gain on the sale of our global training and services business within our Raytheon segment of $126 million, net of tax, which had a favorable impact on diluted EPS from continuing operations of $0.08.
Net Income Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2023	2022	2021
Net income attributable to common shareowners	$3,195	$5,197	$3,864
Diluted earnings per share from operations	$2.23	$3.50	$2.56
The changes in Net income attributable to common shareowners and diluted EPS from operations for 2023 compared to 2022 and for 2022 compared to 2021 were driven by the changes in continuing operations, as discussed above in Net Income from Continuing Operations Attributable to Common Shareowners.

SEGMENT REVIEW
As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information is reflective of this new structure and prior period information has been recast to conform to our current period presentation.
For a detailed description of our businesses, see “Business Segments” within Item 1 of this Form 10-K.
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
Total Net Sales. Total net sales by segment were as follows:

(dollars in millions)	2023	2022	2021
Collins Aerospace	$26,253	$23,052	$21,152
Pratt & Whitney (1)	18,296	20,530	18,150
Raytheon	26,350	25,176	26,611
Total segment	70,899	68,758	65,913
Eliminations and other	(1,979)	(1,684)	(1,525)
Consolidated	$68,920	$67,074	$64,388
(1)    2023 includes the reduction in sales from the Powder Metal Matter.
Operating Profit (Loss). Operating profit (loss) by segment was as follows:

(dollars in millions)	2023	2022	2021
Collins Aerospace	$3,825	$2,816	$2,380
Pratt & Whitney (1)	(1,455)	1,075	454
Raytheon	2,379	2,448	3,399
Total segment	4,749	6,339	6,233
Eliminations and other	(42)	(23)	4
Corporate expenses and other unallocated items (2)	(275)	(318)	(552)
FAS/CAS operating adjustment	1,127	1,399	1,654
Acquisition accounting adjustments	(1,998)	(1,893)	(2,203)
Consolidated	$3,561	$5,504	$5,136
(1)    2023 includes the impacts from the Powder Metal Matter.
(2)    2022 and 2021 included the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.

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
We had the following aggregate EAC adjustments for the periods presented:

(dollars in millions)	2023	2022	2021
Gross favorable	$1,169	$1,368	$1,286
Gross unfavorable	(1,817)	(1,405)	(1,176)
Total net EAC adjustments	$(648)	$(37)	$110
The change in net EAC adjustments of $611 million in 2023 compared 2022 was primarily due to unfavorable changes in net EAC adjustments at Pratt & Whitney and to a lesser extent at Collins and Raytheon. Included in the change at Pratt & Whitney was the unfavorable impact of $133 million recorded in the third quarter of 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter and an unfavorable impact of approximately $60 million recorded in the fourth quarter of 2023 as a result of increased cost on a military program. The change in net EAC adjustments at Pratt & Whitney also includes the absence of a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022. The change at Collins was spread across numerous individual programs, with no individual or common significant driver. The change at Raytheon was primarily due to unfavorable changes in net EAC adjustments related to certain fixed price development contracts and $51 million of unfavorable EAC adjustments related to significant contract options exercised in 2023.
The change in net EAC adjustments of $147 million in 2022 compared 2021 was primarily due to unfavorable changes in net EAC adjustments at Raytheon, including the impact of acquisitions and dispositions, spread across numerous individual programs, with no individual or common significant driver, and includes the impact of continued supply chain and labor market constraints. This unfavorable change was partially offset by a favorable change in net EAC adjustments at Collins, spread across numerous individual programs with no individual or common significant driver, and a favorable change in net EAC adjustments at Pratt & Whitney primarily due to a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Defense Bookings. Total backlog was approximately $196 billion and $175 billion as of December 31, 2023 and 2022, respectively. Our backlog by segment, which excludes intercompany backlog, was as follows at December 31:

(dollars in billions)	2023	2022
Collins Aerospace	$30	$28
Pratt & Whitney	114	100
Raytheon	52	47
Total backlog	$196	$175
Included in total backlog is defense backlog of $78 billion and $69 billion as of December 31, 2023 and 2022, respectively. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $51 billion, $47 billion, and $40 billion for 2023, 2022, and 2021 respectively.
Backlog, which is equivalent to our RPO for our sales contracts, represents the aggregate dollar value of firm orders for which products have not been provided or service has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ type contracts). Backlog generally increases with bookings and/or orders and generally decreases as sales are recognized on these bookings and is affected by changes in foreign exchange rates, as well as contract cancellations and terminations, and cost underruns on cost-type contracts as discussed further below.
We believe defense bookings are an important measure of future performance for our defense operations and are an indicator of potential future changes in these operations’ Total net sales, because we cannot recognize revenues under a new contract without first having a booking in the current or a preceding period. Defense bookings generally represent the dollar value of new external defense contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated.
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
Collins Aerospace

				% Change
(dollars in millions)	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
Net sales	$26,253	$23,052	$21,152	14%	9%
Operating profit	3,825	2,816	2,380	36%	18%
Operating profit margins	14.6%	12.2%	11.3%
2023 Compared with 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$3,173	$(48)	$—	$76	$3,201
Operating profit	889	(2)	(50)	172	1,009
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
2022 Compared with 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,136	$(49)	$—	$(187)	$1,900
Operating profit	576	(12)	19	(147)	436
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
2023 Compared with 2022
The organic sales increase of $3.2 billion in 2023 compared to 2022 primarily relates to higher commercial aerospace aftermarket sales of $2.1 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $1.1 billion due to increased production rates in narrow-body, wide-body, and business jets. Military sales were relatively consistent in 2023 compared to 2022.
The increase in Other net sales of $0.1 billion in 2023 compared to 2022 was primarily due to net favorable customer settlements in 2023, including a $112 million favorable customer settlement recorded in the fourth quarter of 2023, partially offset by a $57 million charge related to a customer litigation matter recorded in the third quarter 2023.
The organic operating profit increase of $0.9 billion in 2023 compared to 2022 was primarily due to higher commercial aftermarket volume and favorable mix, partially offset by lower commercial aerospace OEM as drop through on volume was more than offset by higher production costs. This increase in commercial aerospace operating profit was partially offset by $0.2 billion of higher selling, general and administrative expenses and research and developments costs primarily due to increased employee-related costs. Military operating profit decreased $0.1 billion primarily due to unfavorable mix and higher production costs.
The increase in Other operating profit of $0.2 billion in 2023 compared to 2022 was primarily due to the absence of $141 million of pretax charges related to global sanctions and export controls with respect to Russia recorded in 2022, the absence of $69 million of charges associated with the disposition of two non-core businesses in 2022, and the net favorable customer settlements discussed above. The above items were partially offset by $62 million of divestiture costs related to the pending sale of our actuation and flight control business. See “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K for further discussion on business dispositions.
Restructuring actions relate to ongoing cost reduction efforts driven by various workforce reductions.
2022 Compared with 2021
The organic sales increase of $2.1 billion in 2022 compared to 2021 primarily relates to higher commercial aerospace aftermarket sales of $1.7 billion, including increases across all aftermarket sales channels, and higher commercial aerospace OEM sales of $1.0 billion, both principally driven by the recovery of commercial air traffic which has resulted in an increase in flight hours, aircraft fleet utilization, and narrow-body commercial OEM volume growth. These increases were partially offset by lower military sales of $0.6 billion in 2022 compared to 2021, primarily due to lower material receipts and decreased volume.
The organic operating profit increase of $0.6 billion in 2022 compared to 2021 was primarily due to higher commercial aerospace operating profit of $1.2 billion, principally driven by the higher commercial aerospace aftermarket sales discussed above, partially offset by the absence of a favorable $52 million impact from a contract-related matter in 2021. The increase in commercial aerospace operating profit was partially offset by lower military operating profit of $0.4 billion, principally driven by the lower military sales discussed above, and higher selling, general, and administrative expenses of $0.2 billion, which includes the benefits of cost reduction initiatives.
The decrease in net sales and operating profit due to acquisitions / divestitures, net primarily relates to the disposition of two non-core businesses in the second quarter of 2022.
The decrease in Other operating profit of $0.1 billion in 2022 compared to 2021 primarily relates to $141 million of pretax charges recorded in the first quarter of 2022 related to increased estimates for credit losses, inventory reserves, recognition of purchase order obligations, and a loss resulting from the exit of our investment in a Russia-based joint venture, all due to global sanctions on and export controls with respect to Russia. In addition, we recognized $69 million of charges associated with the disposition of two non-core businesses in the second quarter of 2022. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
Pratt & Whitney

				% Change
(dollars in millions)	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
Net sales	$18,296	$20,530	$18,150	(11)%	13%
Operating profit (loss)	(1,455)	1,075	454	(235)%	137%
Operating profit (loss) margins	(8.0)%	5.2%	2.5%
2023 Compared with 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$3,133	$—	$—	$(5,367)	$(2,234)
Operating profit (loss)	410	—	(54)	(2,886)	(2,530)
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
2023 Compared with 2022
The organic sales increase of $3.1 billion in 2023 compared to 2022 primarily reflects higher commercial aftermarket sales of $1.9 billion, primarily due to an increase in volume, content, and favorable mix as the commercial aerospace environment continues to recover. The increase also includes higher commercial OEM sales of $0.9 billion, primarily driven by higher volume and favorable mix. Military sales increased $0.3 billion, primarily due to higher F135 sustainment volume.
The Other net sales decrease of $5.4 billion in 2023 compared to 2022 was primarily due to the charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit increase of $0.4 billion in 2023 compared to 2022 was primarily driven by higher commercial aerospace operating profit of $0.6 billion, principally due to the aftermarket sales increase discussed above, partially offset by lower commercial OEM operating profit as the OEM volume increase combined with higher production costs more than offset the benefit from favorable mix. Commercial aerospace operating profit in 2023 also benefited from two favorable contract matters totaling approximately $120 million, which was partially offset by the absence of a prior year $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket contract. Military operating profit was relatively consistent compared to 2022. The increase from the military sales volume was more than offset by higher production costs and an unfavorable EAC adjustment of approximately $60 million in the fourth quarter of 2023. Higher research and development expenses were partially offset by lower selling, general and administrative expenses.
The change in Other operating profit (loss) of $2.9 billion in 2023 compared to 2022 was primarily due to the charge recognized in the third quarter of 2023 related to the Powder Metal Matter of $2.9 billion and a $181 million charge related to a customer insolvency during the second quarter of 2023, partially offset by the absence of $155 million of pretax charges recorded in the first quarter of 2022 related to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
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
The organic operating profit increase of $0.8 billion in 2022 compared to 2021 was primarily driven by higher commercial aerospace operating profit of $1.1 billion principally due to the aftermarket sales volume increase and favorable OEM mix. The organic profit increase also includes slightly higher military operating profit primarily driven by favorable mix. These increases were partially offset by a combined increase in selling, general, and administrative expenses and research and development costs of $0.3 billion. The year over year increase in commercial aerospace operating profit includes a $50 million favorable contract adjustment on a commercial aftermarket program in the second quarter of 2022. In 2021, organic profit included approximately $50 million related to foreign government wage subsidies due to COVID-19.
The decrease in Other operating profit of $0.1 billion in 2022 compared to 2021 was primarily due to $155 million of pretax charges recorded in the first quarter of 2022 related to impairment of customer financing assets for products under lease, increased estimates for credit losses, inventory reserves, and recognition of purchase order obligations, all due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
Defense Bookings – In addition to a number of smaller bookings, in 2023 Pratt & Whitney booked $2.5 billion for F135 production, $2.2 billion for F135 sustainment, $1.7 billion for F117 sustainment, $751 million for F119 sustainment, $355 million for F100 sustainment, $232 million for the prototype phase of the Next Generation Adaptive Propulsion (NGAP) program, and $217 million for tanker production Lots 8 and 9.
Raytheon

				% Change
(dollars in millions)	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
Net sales	$26,350	$25,176	$26,611	5%	(5)%
Operating profit	2,379	2,448	3,399	(3)%	(28)%
Operating profit margins	9.0%	9.7%	12.8%
Bookings	$31,889	$30,479	$27,246	5%	12%
2023 Compared with 2022

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,292	$(95)	$—	$(23)	$1,174
Operating Profit	(58)	—	(34)	23	(69)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
2022 Compared with 2021

	Factors Contributing to Total Change
(dollars in millions)	Organic(1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$(703)	$(627)	$—	$(105)	$(1,435)
Operating Profit	(508)	(118)	(8)	(317)	(951)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
2023 Compared with 2022
The organic sales increase of $1.3 billion in 2023 compared to 2022 was primarily due to higher net sales of $0.5 billion from advanced technology programs, $0.3 billion from naval power programs, $0.3 billion from air power programs, and $0.2 billion from cybersecurity, intelligence and services programs. The increase in advanced technology programs includes higher net sales on an advanced development program awarded in the third quarter of 2022, and higher net sales on certain classified programs awarded in 2022. The increase in naval power programs was due to higher volumes on Naval Strike Missile (NSM) and AIM-9X programs. The increase in air power programs includes higher net sales on the StormBreaker program, driven by awards in the first and fourth quarters of 2023 and higher net sales on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, driven by an award in the second quarter of 2023. The increase in cybersecurity, intelligence and services programs was driven by certain classified programs as well as federal and civil programs.
The organic operating profit decrease of $0.1 billion in 2023 compared to 2022 was primarily due to an unfavorable change in mix and other performance of $0.1 billion, and an unfavorable net change in EAC adjustments of $0.1 billion, partially offset by higher volume of $0.2 billion. The unfavorable change in mix and other performance was primarily driven by an expected decline in certain higher margin international programs and higher volume on various lower margin programs including early production phase programs. The net change in EAC adjustments was primarily due to unfavorable changes in net EAC adjustments related to certain fixed price development contracts and $51 million of unfavorable EAC adjustments related to significant contract options exercised in 2023. The increase in volume was principally driven by the higher net sales discussed above.
The increase in Other operating profit in 2023 compared to 2022 was primarily driven by the absence of a $42 million charge in 2022 associated with a divestiture of a small non-core naval power business, with the remaining change spread across multiple items.
The decrease in net sales due to acquisitions / divestitures, net in 2023 compared to 2022 primarily relates to the divestiture of a small non-core naval power business in the fourth quarter of 2022.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions.
2022 Compared with 2021

The organic sales decrease of $0.7 billion in 2022 compared to 2021 was primarily due to lower net sales of $0.6 billion from our land warfare and air defense programs and lower net sales of $0.2 billion from our air power programs, partially offset by higher net sales of $0.3 billion from our strategic missile defense programs. The decrease in land warfare and air defense programs was primarily due to lower sales on certain international air and missile defense programs primarily driven by lower material receipts as a result of supply chain constraints and anticipated decreases in production. The decrease in air power programs included lower net sales on Paveway programs and AMRAAM programs. The increase in strategic missile defense programs included higher net sales from the Next Generation Interceptor (NGI) program.
The organic operating profit decrease of $0.5 billion in 2022 compared to 2021 was primarily due to an unfavorable change in mix and other performance of $0.3 billion, due to unfavorable program mix, and an unfavorable net change in EAC adjustments of $0.3 billion. The net unfavorable change in EAC adjustments was driven by numerous programs and included the impact of continued supply chain and labor market constraints.
The decrease in Other operating profit in 2022 compared to 2021 was primarily driven by a $239 million gain, net of transaction costs, in 2021 on the sale of the global training and services business, as further discussed in “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K, and a $42 million charge in 2022 associated with a divestiture of a small non-core naval power business.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in 2022 compared to 2021 primarily relates to the sale of the global training and services business in the fourth quarter of 2021.
Backlog and Bookings– Backlog was $52 billion at December 31, 2023 compared to $47 billion at December 31, 2022. In addition to a number of smaller bookings, in 2023, Raytheon booked $7.8 billion on a number of classified contracts, $2.8 billion to provide Guidance Enhanced Missiles (GEM-T) for NATO Support and Procurement Agency (NSPA), $1.2 billion for AMRAAM for the U.S. Air Force and Navy and international customers, $1.2 billion to provide Patriot Air Defense systems to Switzerland, $663 million on StormBreaker for the U.S. Air Force and Navy, $650 million on Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the government of Australia, $619 million on the SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $489 million on Excalibur for the U.S. Army and international customers, $412 million on Next Generation Short Range Interceptor (NGSRI) for the U.S. Army, $408 million for Hypersonic Attack Cruise Missile (HACM) for the U.S. Air Force, $383 million to provide training and technical support for HAWK and Patriot Air Defense Systems for an international customer, $368 million for Tube-Launched, Optically-Tracked, Wireless-Guided (TOW) Missiles for the U.S. Army, U.S. Marine Corps, and international customers, $332 million on cyber defense services contracts for certain federal and civil customers, $321 million for Silent Knight radars to U.S. Special Operations Command (USSOCOM), $297 million to provide National Advanced Surface-to-Air Missile System (NASAMS) to Ukraine, $266 million to deliver airborne radars to an international customer, $265 million for Javelin for the U.S. Army and international customers, $251 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, $237 million for CLEAVAR, an integrated U.S. Army Counter- Unmanned Aircraft Systems (C-UAS) defense system, $234 million on NSM for the U.S. Navy, and $206 million for the Air and Missile Defense Radar (AMDR) program for the U.S. Navy.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller operations.
Corporate expenses and other unallocated items consists of costs not considered part of management’s evaluation of reportable segment operating performance, including certain unallowable costs and reserves. In addition, in 2022 and 2021, net costs associated with corporate research and development related to the LTAMDS program were included in Corporate expenses and other unallocated items. Beginning in 2023, the remaining net costs associated with the LTAMDS program are within the Raytheon segment.

	Net Sales			Operating Profit
(dollars in millions)	2023	2022	2021	2023	2022	2021
Eliminations and other	$(1,979)	$(1,684)	$(1,525)	$(42)	$(23)	$4
Corporate expenses and other unallocated items	—	—	—	(275)	(318)	(552)
The increase in eliminations and other net sales of $295 million in 2023 compared to 2022 was primarily due to an increase in intersegment eliminations, principally driven by Collins. Eliminations and other operating profit in 2023 was relatively consistent with 2022.

The increase in eliminations and other net sales of $159 million in 2022 compared to 2021 was primarily due to an increase in intersegment eliminations, principally driven by Collins. Eliminations and other operating profit in 2022 was relatively consistent with 2021.
The change in corporate expenses and other unallocated items of $43 million in 2023 compared to 2022 was primarily due to a decrease in expenses related to the LTAMDS program, which are included in the Raytheon segment beginning in 2023, partially offset by an increase in costs related to the segment realignment, with the remaining change spread across multiple items.
The change in corporate expenses and other unallocated items of $234 million in 2022 compared to 2021 was primarily driven by an accrual of $147 million in the fourth quarter of 2021 related to the ongoing DOJ investigation into contract pricing matters at Raytheon, a decrease in expenses related to the LTAMDS program and lower restructuring costs, partially offset by an increase in information technology-related costs.
FAS/CAS operating adjustment
The segment results of Raytheon include pension and PRB expense as determined under U.S. government CAS, which we generally recover through the pricing of our products and services to the U.S. government. The difference between our CAS expense and the FAS service cost attributable to these segments under U.S. GAAP is the FAS/CAS operating adjustment. The FAS/CAS operating adjustment results in consolidated pension expense in operating profit equal to the service cost component of FAS expense under U.S. GAAP. The segment results of Collins and Pratt & Whitney generally include FAS service cost. In connection with the segment realignment, prior period results were recast in order to maintain the segment cost recognition patterns described above.
The CAS expense calculation is different from the FAS requirements and calculation methodology. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. Our CAS pension expense is comprised primarily of CAS service cost and amortization amounts resulting from demographic or economic experience different than expected, changes in assumptions, or changes in plan provisions. Unlike FAS, CAS expense is only recognized for plans that are not fully funded on a CAS basis. Consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.
The components of the FAS/CAS operating adjustment were as follows:

(dollars in millions)	2023	2022	2021
FAS service cost (expense)	$(145)	$(336)	$(373)
CAS expense	1,272	1,735	2,027
FAS/CAS operating adjustment	$1,127	$1,399	$1,654
The change in our FAS/CAS operating adjustment of $272 million in 2023 compared to 2022 was driven by a $463 million decrease in CAS expense, partially offset by a $191 million decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. Similarly, the decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022. Refer to “Note 10: Employee Benefit Plans” within Item 8 of this Form 10-K for additional information on the Raytheon Company domestic pension plan change.
The change in our FAS/CAS operating adjustment of $255 million in 2022 compared to 2021 was driven by a $292 million decrease in CAS expense, partially offset by a $37 million decrease in FAS service cost. The decrease in CAS expense was primarily due to an increase in applicable discount rates as a result of U.S. qualified pension plan funding relief included in the American Rescue Plan Act of 2021 (ARPA).
Acquisition accounting adjustments
Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment, if applicable. These adjustments are not considered part of management’s evaluation of segment results.

The components of Acquisition accounting adjustments were as follows:

(dollars in millions)	2023	2022	2021
Amortization of acquired intangibles	$(2,021)	$(1,912)	$(2,404)
Amortization of property, plant, and equipment fair value adjustment	(60)	(89)	(111)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	83	108	312
Acquisition accounting adjustments	$(1,998)	$(1,893)	$(2,203)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

(dollars in millions)	2023	2022	2021
Collins Aerospace	$(854)	$(865)	$(782)
Pratt & Whitney	(287)	(243)	(160)
Raytheon	(857)	(785)	(1,260)
Total segment	(1,998)	(1,893)	(2,202)
Eliminations and other	—	—	(1)
Acquisition accounting adjustments	$(1,998)	$(1,893)	$(2,203)
Acquisition accounting adjustments in 2023 were relatively consistent with 2022.
The change in the Acquisition accounting adjustments of $0.3 billion in 2022 compared to 2021, is primarily driven by a decrease in Raytheon intangibles amortization related to the Raytheon merger, partially offset by $116 million of amortization of customer contractual obligations due to the accelerated liquidation of below-market contract reserves at Collins in 2021 driven by the termination of two customer contracts.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	2023	2022
Cash and cash equivalents	$6,587	$6,220
Total debt	43,827	31,914
Total equity	61,410	74,178
Total capitalization (total debt plus total equity)	105,237	106,092
Total debt to total capitalization	42%	30%
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
At December 31, 2023, we had cash and cash equivalents of $6.6 billion, of which approximately 32% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. As previously disclosed, in August 2023, S&P Global downgraded our credit rating from A-/negative to BBB+/stable, and our credit rating with Moody’s Investors Service remained at Baa1/stable. Subsequently, in October 2023, both S&P Global and Moody’s Investors Service outlook changed from stable to negative when we entered into the ASR transactions. Though the Company expects to continue having adequate access to funds, further declines in our credit ratings or Company outlook could result in higher borrowing costs.

As of December 31, 2023, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion. This agreement was renewed in August 2023 and expires in August 2028. As of December 31, 2023, there were no borrowings outstanding under this agreement. The Company’s $2.0 billion revolving credit agreement scheduled to expire in September 2023, was terminated in August 2023, and there were no outstanding borrowings at the time of termination. In addition, at December 31, 2023, approximately $0.7 billion was available under short-term lines of credit with local banks primarily at our international subsidiaries.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper borrowings outstanding at December 31, 2023.
On October 24, 2023, we entered into a Bridge Loan with various banks permitting aggregate borrowings of up to $10.0 billion, to fund an ASR and pay related fees and expenses. The $10.0 billion Bridge Loan was paid in full and terminated in the fourth quarter of 2023 upon receipt of proceeds from the $4.0 billion term loan facilities and the $6.0 billion of long-term debt issuances as described below and cash on hand.
During 2023, we had the following issuances of long-term debt and proceeds from term loan borrowings:

Date	Description of Notes	Aggregate Principal Balance (in millions)
November 8, 2023	5.750% notes due 2026 (1)	$1,250
	5.750% notes due 2029 (1)	500
	6.000% notes due 2031 (1)	1,000
	6.100% notes due 2034 (1)	1,500
	6.400% notes due 2054 (1)	1,750
November 7, 2023	18 Month term loan at 3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% due 2025(1)	2,000
	3-Year term loan at 3 Month SOFR plus 1.225% due 2026 (1)	2,000
February 27, 2023	5.000% notes due 2026 (2)	500
	5.150% notes due 2033 (2)	1,250
	5.375% notes due 2053 (2)	1,250
(1)    The net proceeds received from these debt issuances and term loans, along with cash on hand, were used to fund the repayment of the Bridge Loan, which was used to fund the ASR.
(2)    The net proceeds from the issuances were used to fund repayment of the 3.650% notes due August 16, 2023 and the 3.700% notes due December 15, 2023, with the remaining proceeds used for general corporate purposes.
During 2023, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 15, 2023	3.700% notes due 2023	$400
August 16, 2023	3.650% notes due 2023	171
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
Cash Flow - Operating Activities

(dollars in millions)	2023	2022	2021
Net cash flows provided by operating activities from continuing operations	$7,883	$7,168	$7,142
2023 Compared with 2022 Operating Activities
Net income from continuing operations in 2023 included a $2.9 billion charge related to the Powder Metal Matter, which had no effect on cash flow in the period. This charge also had the effect of increasing accrued liabilities by $2.8 billion in 2023. Excluding the impact of this charge, the $0.7 billion favorable change in cash flows provided by operating activities from continuing operations in 2023 compared to 2022, is primarily driven by higher net income from continuing operations after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation cost, and net periodic pension and other postretirement income. Also contributing to the change in cash flows is a net favorable impact of net contract assets and liabilities due to the timing of collections, a net decrease in tax payments further discussed below, and lower inventory receipts compared to 2022. These favorable changes were partially offset by higher accounts receivable as a result of increased sales volume and timing of collections and a decrease in factoring.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of approximately $0.8 billion in cash provided by operating activities during 2023, compared to an increase of approximately $2.3 billion in cash provided by operating activities during 2022. Factoring activity includes amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer.
2022 Compared with 2021 Operating Activities
Cash flows provided by operating activities in 2022 were relatively consistent with 2021 and benefited from an improvement in working capital, which was more than offset by the net increase in tax payments resulting from a change in tax law discussed below. Included in the change in working capital was a favorable impact from accounts receivable driven by higher collections resulting from increased sales volume and a related increase in factoring as discussed below. The change in working capital also included a favorable impact from contract assets in 2022 compared to 2021 primarily due to the timing of billings and collections, and increases in accounts payable and accrued liabilities primarily driven by higher inventory receipts, deferred revenue, and advanced payments. This impact was largely offset by an unfavorable impact from inventory principally due to increases to support sales volume growth.
Higher sales volume in 2022 supported increased factoring activity that resulted in approximately $2.3 billion of increased cash flows provided by operating activities during 2022, compared to a decrease in cash flows provided by operating activities of approximately $0.2 billion in cash provided by operating activities during 2021.
Operating Activities
We made pension and PRB contributions to trusts of $157 million, $94 million, and $59 million in 2023, 2022, and 2021, respectively. Included in the 2023 contribution of $157 million is a discretionary noncash contribution of $50 million made in RTX common stock to our U.S. qualified pension plans.
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
Global pension and PRB cash funding requirements are expected to be approximately $0.3 billion in 2024, which includes benefit payments to be paid directly by the Company. We can contribute cash or RTX shares to our plans at our discretion, subject to applicable regulations. As of December 31, 2023, the total investment by the U.S. qualified pension plans in RTX shares was less than 1% of total plan assets.
We made net income tax payments of $1.5 billion, $2.4 billion, and $1.1 billion in 2023, 2022, and 2021, respectively. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. As such, we made incremental income tax payments of $1.6 billion in

2022. In September and December 2023, the Internal Revenue Service issued interim guidance, retroactive to 2022, clarifying the capitalization requirements for certain types of research and experimental expenditures. The Company’s analysis indicates the guidance provided in the notices will result in fewer costs being subject to capitalization, and as such, costs previously required to be capitalized are now deductible in the year incurred. These notices resulted in the Company making lower income tax payments in 2023 compared to 2022.
Included in cash flows from operating activities are payments related to our operating lease obligations. See “Note 11: Leases” within Item 8 of this Form 10-K for actual and expected payments on operating lease obligations.
In addition, the majority of our cash flows for purchase obligations are classified as cash flows from operating activities. We expect future payments related to our purchase obligations to be $30.6 billion, of which $20.1 billion is payable in 2024. Purchase obligations include current amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders, and do not represent our entire anticipated purchases in the future. Approximately 50% of our purchase obligations described above represent purchase orders for products to be delivered under firm contracts with the U.S. government for which we have full recourse under customary contract termination clauses.
While the timing of cash flows relating to the Powder Metal Matter are subject to a number of variables, we estimate the $2.8 billion of Other accrued liabilities, which principally relates to our 51% share of an accrual for expected customer compensation, to be utilized consistent with the timing of execution of the fleet management plan and period of increased aircraft on ground levels. We currently estimate cash outflows related to the Powder Metal Matter of approximately $1.3 billion in 2024.
Cash Flow - Investing Activities

(dollars in millions)	2023	2022	2021
Net cash flows used in investing activities from continuing operations	$(3,039)	$(2,829)	$(1,364)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
2023 Compared with 2022 Investing Activities
The $0.2 billion change in cash flows used in investing activities in 2023 compared to 2022 primarily related to an increase in payments for intangible assets and capital expenditures, both of which are described below, partially offset by the timing of our derivative contract settlements.
2022 Compared with 2021 Investing Activities
The $1.5 billion change in cash flows used in investing activities in 2022 compared to 2021 primarily relates to the absence of 2021 investments in and dispositions of businesses, as discussed below.
Investing Activities
There were no significant acquisitions in 2023 or 2022. Investments in businesses in 2021 of $1.1 billion primarily related to the acquisitions of FlightAware at Collins and SEAKR Engineering Inc. at Raytheon. For additional detail, see “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K.
There were no significant dispositions of businesses in 2023 or 2022. Dispositions of businesses in 2021 of $1.9 billion, net of cash transferred, primarily related to the sale of our Forcepoint business and the sale of our global training and services business within Raytheon. For additional detail, see “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K.
Capital expenditures were $2.4 billion, $2.3 billion, and $2.1 billion in 2023, 2022, and 2021, respectively. Capital expenditures increased $127 million in 2023 compared to 2022, primarily due to investments in production facilities at Pratt & Whitney and Raytheon. Capital expenditures increased $154 million in 2022 compared to 2021, primarily due to investments in production facilities at Pratt & Whitney.
Payments on customer financing assets were $117 million, $150 million, and $231 million in 2023, 2022, and 2021, respectively. The decrease in payments in 2023 compared to 2022 and 2022 compared to 2021 was primarily due to fewer engines added to our leased asset pool. Receipts from customer financing assets were $212 million, $179 million, and $389 million in 2023, 2022, and 2021, respectively. The decrease in receipts in 2022 compared to 2021 was primarily driven by the absence of the 2021 sale and leaseback transaction. Refer to “Note 11: Leases” within Item 8 of this Form 10-K for additional discussion of this transaction.

In 2023, 2022, and 2021 we increased other intangible assets by approximately $751 million, $487 million, $308 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets. At December 31, 2023, we had commercial aerospace financing and other contractual commitments, including exclusivity and collaboration payment commitments, of approximately $14.6 billion, on a gross basis before reduction for our collaboration partners’ share. Refer to “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further details on our commercial aerospace financing and other contractual commitments.
As discussed in “Note 13: Financial Instruments” within Item 8 of this Form 10-K, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts, and options, to manage certain foreign currency, interest rate, and commodity price exposures. During 2023 we had net cash receipts of $14 million, and during 2022 and 2021 we had net cash payments of $205 million and $16 million, respectively, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

(dollars in millions)	2023	2022	2021
Net cash flows used in financing activities from continuing operations	$(4,527)	$(5,859)	$(6,756)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
2023 Compared with 2022 Financing Activities
The $1.3 billion change in cash flows used in financing activities in 2023 compared to 2022 was primarily driven by long-term debt proceeds of $12.9 billion, partially offset by higher share repurchases of $10.1 billion as discussed below, an increase in repayment of commercial paper borrowings, net of $1.0 billion, and repayments of long-term debt of $0.6 billion.
2022 Compared with 2021 Financing Activities
The $0.9 billion change in cash flows used in financing activities in 2022 compared to 2021 was primarily driven by the absence of 2021 repayments of long-term debt, including debt extinguishment costs, net of issuances of $0.8 billion and an increase in commercial paper borrowings, net of $0.7 billion, partially offset by an increase in share repurchases of $0.5 billion, as discussed below.
Financing Activities
Included in cash flows from financing activities are payments related to our long-term debt, including both interest and principal payments. A summary of our long-term debt commitments as of December 31, 2023 was as follows:

	Payments Due by Period
(dollars in millions)	2024	2025	2026	Thereafter
Long-term debt—principal	$1,272	$3,593	$4,505	$34,327
Long-term debt—future interest	$1,962	$1,914	$1,771	$19,728
Our share repurchases were as follows for the years ended December 31:

(dollars in millions; shares in thousands)	2023		2022		2021
	$	Shares	$	Shares	$	Shares
Shares of common stock repurchased (1)	$12,870	141,696	$2,803	29,943	$2,327	28,003
(1)    Relates to share repurchases that were settled in cash during the period.

At December 31, 2023, management had remaining authority to repurchase approximately $1.0 billion of our common stock. On October 21, 2023, our Board of Directors authorized a share repurchase program for up to $11 billion of our common stock, replacing the previous program announced on December 12, 2022. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock, and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, representing approximately 85% of the shares expected to be repurchased. See “Note 18: Equity” within Item 8 of this Form 10-K for additional information.
Our Board of Directors authorized the following cash dividends for the years ended December 31:

(dollars in millions, except per share amounts)	2023	2022	2021
Dividends paid per share of common stock	$2.320	$2.160	$2.005
Total dividends paid	$3,239	$3,128	$2,957
On February 2, 2024, the Board of Directors declared a dividend of $0.59 per share payable March 21, 2024 to shareowners of record at the close of business on February 23, 2024.
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
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage of completion basis, generally using costs incurred to date relative to total estimated costs at completion. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis.

Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2023	2022	2021
Total net sales	$(452)	$152	$296
Operating profit (loss)	(648)	(37)	110
Income (loss) from continuing operations attributable to common shareowners (1)	(512)	(29)	87
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.36)	$(0.02)	$0.06
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
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. Significant judgment is required when assessing our income tax positions and in determining our tax expense and benefits. Management assesses our tax positions based on an evaluation of the facts, circumstances, applicable tax laws, including regulations, case law, and other interpretive guidance, as well as any other relevant information. Adjustments to our tax positions are made as new information becomes available or when our assessments change. In addition, we have entered into certain internal legal entity restructuring transactions necessary to effectuate the separation of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). We have accrued tax on these transactions based on our interpretation of the applicable tax laws and our determination of appropriate entity valuations. See “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 12: Income Taxes” within Item 8 of this Form 10-K for further discussion.
Management has determined that the distributions of Carrier and Otis on April 3, 2020, and certain related internal business separation transactions, qualified as tax-free under applicable law. In making these determinations, we applied the tax law in the relevant jurisdictions to our facts and circumstances and obtained tax rulings from the relevant taxing authorities, tax opinions, and/or other external tax advice related to the concluded tax treatment. If the completed distributions of Carrier or Otis, in each case, or certain internal business separation transactions, were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, results of operations, financial condition, and liquidity in future reporting periods.
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
Also included within intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. At December 31, 2023, our exclusivity assets, net of accumulated amortization, were approximately $3.1 billion, and our remaining estimated commitments, net of collaborator share, were approximately $5.7 billion. We assess the recoverability of these intangibles, which is dependent upon our assumptions around the future success and profitability of the underlying aircraft platforms, including the associated aftermarket revenue streams, and the related future cash flows.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting units and indefinite-lived intangible assets to their estimated fair values. If the carrying value exceeds the fair value, then the carrying value is reduced to fair value. In testing our reporting units and indefinite-lived intangible assets for impairment, we may perform both qualitative and quantitative assessments. For the quantitative assessments that are performed for goodwill, we primarily utilize a combination of discounted cash flows (DCF) and market-based valuation methodologies. For the quantitative assessments of indefinite-lived intangible assets, fair value is primarily based on the relief from royalty method. These quantitative assessments incorporate significant assumptions that include sales growth rates, projected operating profit, terminal growth rates, discount rates, royalty rates, and comparable multiples from publicly traded companies in our industry. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.
Effective July 1, 2023, we implemented a new organizational structure resulting in a change from four principal business segments to three principal business segments. As a result, we reassigned goodwill and customer relationship intangibles to our new segment structure. Goodwill was reassigned on a relative fair value basis, and we tested goodwill related to the impacted reporting units immediately before and after the reassignment and determined that no impairment existed.
We completed our annual goodwill impairment testing as of October 1, 2023 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.
The Company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact our significant assumptions used in testing goodwill, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization, and general industry, market, and macro-economic conditions. It is possible that future changes in such circumstances, or in the inputs and assumptions used in estimating the fair value of our reporting units, could require the Company to record a non-cash impairment charge.
We also completed our annual indefinite-lived intangible assets impairment testing as of October 1, 2023 and determined that no adjustments to the carrying value of these assets were necessary. As noted above, our indefinite-lived intangible assets impairment analysis involves significant assumptions that are subject to variability. Material changes in these assumptions could occur and result in impairments in future periods.
Contingent Liabilities. As described in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K, contractual, regulatory, and other matters in the normal course of business may arise that subject us to claims or litigation, including with respect to matters relating to technical issues on programs, government contracts, performance and operating cost guarantees, employee benefit plans, legal, and environmental, health and safety matters. In particular, the design, development, production, and support of aerospace technologies is inherently complex and subject to risk. Technical issues associated with these technologies may arise in the normal course and may result in financial impacts, including increased warranty provisions, customer contract settlements, and changes in contract performance estimates. These impacts could be material to the Company’s results of operations, financial condition, and liquidity. Additionally, we have significant contracts with the U.S. government, subject to government oversight and audit, which may require significant adjustment of contract prices. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating our liability based on both the likelihood of any adverse judgments or outcomes, and the costs associated with these matters, requires significant judgment. The inherent uncertainty related to the outcome of these matters could result in amounts materially different from any provisions made with respect to their resolution.
Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo. This determination was made pursuant to Pratt &

Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023 and this guidance is expected to be reflected in one or more airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are expected to result in significant incremental shop visits through the end of 2026. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the PW1100 powered A320neo fleet through 2026.
As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, Pratt & Whitney recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This reflects our current best estimate of expected customer compensation for the estimated duration of the disruption as well as the EAC adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The $2.9 billion charge is reflected in the Consolidated Statement of Operations as a reduction of sales of $5.4 billion which was partially offset by a net reduction of cost of sales of $2.5 billion primarily representing our partners’ 49% share of this charge. This resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally relates to our 51% share of an accrual for expected customer compensation. While the timing of settlement is subject to a number of variables, we expect the $2.8 billion of Other accrued liabilities to be utilized consistent with the timing of execution of the fleet management plan and period of increased aircraft on ground levels referenced above. There was no utilization of the accrual during the fourth quarter of 2023.
Other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal, and while Pratt & Whitney continues to evaluate the impact of this powder metal issue on other engine models within its fleet, we do not currently believe there will be any significant financial impact with respect to these other engine models. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
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
The weighted-average discount rates used to measure pension and PRB liabilities are generally based on yield curves developed using high-quality corporate bonds, which are subject to macroeconomic factors, as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit expense by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
The following table shows the sensitivity of our pension and PRB plan liabilities and net periodic benefit income to a 25 basis point change in the discount rates for benefit obligations, interest cost, and service cost as of December 31, 2023:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation increase (decrease)	$(1,173)	$1,226
Net periodic benefit income increase (decrease)	(13)	12
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
The EROA is the average rate of earnings expected over the long-term on assets invested to fund anticipated future benefit payment obligations. In determining the EROA assumption, we consider the target asset allocation of plan assets, as well as economic and other indicators of future performance. We consult with and consider the opinions of financial and other professionals in determining the appropriate capital market assumptions. Return projections are validated using a simulation model that incorporates yield curves, credit spreads, and risk premiums to project long-term prospective returns. Differences between actual asset returns in a given year and the EROA do not necessarily indicate a change in the assumption is required, as the EROA represents the expected average returns over a long-term horizon.
Net periodic benefit income is also sensitive to changes in the EROA. An increase or decrease of 25 basis points in the EROA would have increased or decreased our 2023 net periodic benefit income by approximately $133 million.
Refer to “Note 10: Employee Benefit Plans” within Item 8 of this Form 10-K for discussion of current and prior year discount rate and EROA assumptions.
ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements, see the Accounting Pronouncements section in “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K.
COMMITMENTS AND CONTINGENCIES
Refer to “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for discussion on contractual commitments and contingencies.
GOVERNMENT MATTERS
As described above in “Critical Accounting Estimates—Contingent Liabilities,” our contracts with the U.S. government are subject to audits. Such audits may recommend that certain contract prices should be reduced to comply with various government regulations, or that certain payments be delayed or withheld. We are also the subject of one or more investigations and legal proceedings initiated by the U.S. government with respect to government contract matters. See “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further discussion of these and other government matters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market exposures are to fluctuations in foreign currency exchange rates and interest rates as it relates to our market risk sensitive instruments, which are primarily cash, debt and derivative instruments. To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates. Refer to “Note 1: Basis of Presentation and Summary of Accounting Principles,” “Note 9: Borrowings and Lines of Credit,” and “Note 13: Financial Instruments” within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates, and financial instruments.
Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. We actively manage foreign currency exposures that are associated with committed foreign currency purchases and sales, and other assets and liabilities created in the normal course of business at the operating unit level. More than insignificant exposures that cannot be naturally offset within an operating unit are hedged with foreign currency derivatives. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. The aggregate notional amount of our outstanding foreign currency hedges was $15.8 billion and $11.2 billion at December 31, 2023 and 2022, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $1.0 billion and $0.9 billion at December 31, 2023 and 2022, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Our sales are typically denominated in U.S. Dollars. However, for our non-U.S. based entities, such as Pratt & Whitney Canada Corp. (P&WC), a substantial portion of their costs are incurred in local currencies. Consequently, there is a foreign currency exchange impact and risk to operational results as U.S. Dollars must be converted to local currencies such as the Canadian Dollar in order to meet local currency cost obligations. Additionally, we transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. In order to minimize the exposure that exists from changes in the exchange rate of the U.S. Dollar against these other currencies, we hedge a certain portion of sales to secure the rates at which U.S. Dollars will be converted. At P&WC and Collins Aerospace, firm and forecasted sales for both original equipment and spare parts are hedged at varying amounts on the U.S. Dollar sales exposure as represented by the excess of U.S. Dollar sales over U.S. Dollar denominated purchases. At Raytheon, portions of the cost to deliver a program may be denominated in a currency other than the currency of sale, and forecasts of such costs are frequently hedged to reduce foreign exchange exposures that can impact the cost of delivery of such programs. Where sales of a Raytheon program are denominated in a currency other than the functional currency of the contracting affiliate, forecasted sales for that program may be hedged to minimize the resulting foreign exchange exposure for that affiliate. Hedging gains and losses resulting from movements in foreign currency exchange rates are partially offset by the foreign currency translation impacts that are generated on the translation of local currency operating results into U.S. Dollars for reporting purposes. While the objective of the hedging program is to minimize the foreign currency exchange impact on operating results, there are typically variances between the hedging gains or losses and the translational impact due to the length of hedging contracts, changes in the sales profile, volatility in the exchange rates and other such operational considerations.
Interest Rate Risk. We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis point unfavorable interest rate movement would have had an approximate $3 billion impact on the fair value of our fixed-rate debt at both December 31, 2023 and 2022. The investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material. We also have variable-rate debt, including $4 billion of term loans outstanding, which is affected by changes in market interest rates. A 100 basis point unfavorable interest rate movement on variable debt would not be expected to have a material effect on our operations or cash flows. From time to time, we may hedge to floating rates using interest rate swaps. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of RTX Corporation (RTX) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has assessed the effectiveness of RTX’s internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Management concluded that based on its assessment, RTX’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of RTX’s internal control over financial reporting, as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Corporate Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of RTX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RTX Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Contract Estimates at Completion
As described in Note 1 to the consolidated financial statements, the majority of the Company’s revenues of $68.9 billion for the year ended December 31, 2023, are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. The Collins and Pratt & Whitney segments primarily serve commercial and government customers in both the original equipment manufacturer and aftermarket parts and services markets of the aerospace industry, while the Raytheon segment primarily provides products and services to government customers in the defense industry. For certain long-term aftermarket contracts, revenue is recognized over the contract period, and the Company generally accounts for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. Substantially all of the defense business revenue is recognized over time because of the continuous transfer of control to customers. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Management reviews the estimated costs at completion at least annually or when a change in circumstances warrants a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management makes assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, including any impact from rising costs or inflation, the length of time to complete the performance obligation, execution by its subcontractors, the availability and timing of funding from the customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Changes in estimates of net sales, cost of sales and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of the performance obligations.
The principal considerations for our determination that performing procedures relating to revenue recognition - contract estimates at completion is a critical audit matter are (i) the significant judgment by management in developing the estimates of total revenue and total costs at completion, including significant judgments and assumptions on a contract-by-contract basis, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of total revenue and total costs at completion for contracts.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of total revenue and total costs at completion. These procedures also included, among others, testing management’s process for developing the estimated total revenue and total costs at completion, including evaluating on a test basis the reasonableness of certain significant judgments and inputs considered by management specific to each contract or performance obligation. Evaluating the significant judgments and assumptions related to the estimates of total revenue and total costs at completion on a contract-by-contract basis involved evaluating whether the significant judgments and assumptions used were reasonable considering: (i) management’s historical forecasting accuracy, (ii) evidence to support the aforementioned inputs relevant to an individual contract, (iii) the consistent application of accounting policies, and (iv) the timely identification of circumstances which may warrant a modification to a previous estimate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 5, 2024

We have served as the Company’s auditor since 1947.

RTX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net sales:
Products sales	$49,571	$50,773	$49,270
Services sales	19,349	16,301	15,118
Total net sales	68,920	67,074	64,388
Costs and expenses:
Cost of sales - products	43,425	41,927	41,095
Cost of sales - services	13,406	11,479	10,802
Research and development	2,805	2,711	2,732
Selling, general and administrative	5,809	5,573	5,046
Total costs and expenses	65,445	61,690	59,675
Other income, net	86	120	423
Operating profit	3,561	5,504	5,136
Non-operating expense (income), net:
Non-service pension income	(1,780)	(1,889)	(1,944)
Debt extinguishment costs	—	—	649
Interest expense, net	1,505	1,276	1,322
Total non-operating expense (income), net	(275)	(613)	27
Income from continuing operations before income taxes	3,836	6,117	5,109
Income tax expense	456	790	964
Net income from continuing operations	3,380	5,327	4,145
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	185	111	248
Net income from continuing operations attributable to common shareowners	3,195	5,216	3,897
Loss from discontinued operations attributable to common shareowners	—	(19)	(33)
Net income attributable to common shareowners	$3,195	$5,197	$3,864

Earnings (loss) per share attributable to common shareowners - basic
Income from continuing operations attributable to common shareowners	$2.24	$3.54	$2.60
Loss from discontinued operations	—	(0.02)	(0.03)
Net income attributable to common shareowners	$2.24	$3.52	$2.57
Earnings (loss) per share attributable to common shareowners - diluted
Income from continuing operations attributable to common shareowners	$2.23	$3.51	$2.58
Loss from discontinued operations	—	(0.01)	(0.02)
Net income attributable to common shareowners	$2.23	$3.50	$2.56
Weighted average number of shares outstanding:
Basic shares	1,426.0	1,475.5	1,501.6
Diluted shares	1,435.4	1,485.9	1,508.5
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)	2023	2022	2021
Net income from continuing and discontinued operations	$3,380	$5,308	$4,112
Pension and postretirement benefit plans adjustments
Net actuarial (loss) gain arising during period	(971)	1,291	3,246
Prior service cost arising during period	(19)	(131)	(59)
Amortization of actuarial (gain) loss and prior service cost	(568)	129	258
Other	(51)	65	23
Pension and postretirement benefit plans adjustments	(1,609)	1,354	3,468
Change in unrealized cash flow hedging	358	(143)	(254)
Foreign currency translation adjustments	562	(1,048)	(647)
Other comprehensive income (loss), before tax	(689)	163	2,567
Income tax expense related to items of other comprehensive income	288	(266)	(748)
Other comprehensive income (loss), net of tax	(401)	(103)	1,819
Comprehensive income	2,979	5,205	5,931
Less: Comprehensive income attributable to noncontrolling interest	185	111	248
Comprehensive income attributable to common shareowners	$2,794	$5,094	$5,683
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED BALANCE SHEET

(dollars in millions; shares in thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents	$6,587	$6,220
Accounts receivable, net	10,838	9,108
Contract assets	12,139	11,534
Inventory, net	11,777	10,617
Other assets, current	7,076	4,964
Total current assets	48,417	42,443
Customer financing assets	2,392	2,603
Fixed assets, net	15,748	15,170
Operating lease right-of-use assets	1,638	1,829
Goodwill	53,699	53,840
Intangible assets, net	35,399	36,823
Other assets	4,576	6,156
Total assets	$161,869	$158,864
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Short-term borrowings	$189	$625
Accounts payable	10,698	9,896
Accrued employee compensation	2,491	2,401
Other accrued liabilities	14,917	10,999
Contract liabilities	17,183	14,598
Long-term debt currently due	1,283	595
Total current liabilities	46,761	39,114
Long-term debt	42,355	30,694
Operating lease liabilities, non-current	1,412	1,586
Future pension and postretirement benefit obligations	2,385	4,807
Other long-term liabilities	7,511	8,449
Total liabilities	100,424	84,650
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	35	36
Shareowners’ equity:
Capital stock:
Preferred stock, $1 par value; 250,000 shares authorized; None issued or outstanding	—	—
Common stock, $1 par value; 4,000,000 shares authorized; 1,712,717 and 1,710,960 shares issued	37,055	37,939
Treasury stock, 385,810 and 244,720 common shares at average cost	(26,977)	(15,530)
Retained earnings	52,154	52,269
Unearned ESOP shares	(15)	(28)
Accumulated other comprehensive loss	(2,419)	(2,018)
Total shareowners’ equity	59,798	72,632
Noncontrolling interest	1,612	1,546
Total equity	61,410	74,178
Total liabilities, redeemable noncontrolling interest, and equity	$161,869	$158,864
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)	2023	2022	2021
Operating Activities:
Net income from continuing operations	$3,380	$5,327	$4,145
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	4,211	4,108	4,557
Deferred income tax benefit	(402)	(1,663)	(88)
Stock compensation cost	425	420	442
Net periodic pension and other postretirement income	(1,555)	(1,413)	(1,414)
Debt extinguishment costs	—	—	649
Change in:
Accounts receivable	(1,805)	437	(570)
Contract assets	(753)	(234)	(1,594)
Inventory	(1,104)	(1,575)	163
Other current assets	(1,161)	(1,027)	(566)
Accounts payable and accrued liabilities	4,016	2,075	917
Contract liabilities	2,322	846	1,372
Other operating activities, net	309	(133)	(871)
Net cash flows provided by operating activities from continuing operations	7,883	7,168	7,142
Investing Activities:
Capital expenditures	(2,415)	(2,288)	(2,134)
Payments on customer financing assets	(117)	(150)	(231)
Receipts from customer financing assets	212	179	389
Investments in businesses	—	(66)	(1,088)
Dispositions of businesses, net of cash transferred	6	94	1,879
Increase in other intangible assets	(751)	(487)	(308)
Receipts (payments) from settlements of derivative contracts, net	14	(205)	(16)
Other investing activities, net	12	94	145
Net cash flows used in investing activities from continuing operations	(3,039)	(2,829)	(1,364)
Financing Activities:
Proceeds from long-term debt	12,914	1	4,062
Repayment of long-term debt	(578)	(3)	(4,254)
Proceeds from bridge loan	10,000	—	—
Repayment of bridge loan	(10,000)	—	—
Debt extinguishment costs	—	—	(649)
Change in commercial paper, net (Note 9)	(524)	518	(160)
Change in other short-term borrowings, net	87	(29)	47
Dividends paid on common stock	(3,239)	(3,128)	(2,957)
Repurchase of common stock	(12,870)	(2,803)	(2,327)
Net transfers to discontinued operations	—	—	(71)
Other financing activities, net	(317)	(415)	(447)
Net cash flows used in financing activities from continuing operations	(4,527)	(5,859)	(6,756)
Discontinued Operations:
Net cash used in operating activities	—	—	(71)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	—	—	71
Net cash used in discontinued operations	—	—	—
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	18	(42)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	335	(1,562)	(979)
Cash, cash equivalents and restricted cash, beginning of year	6,291	7,853	8,832
Cash, cash equivalents and restricted cash, end of year	6,626	6,291	7,853
Less: Restricted cash, included in Other assets, current and Other assets	39	71	21
Cash and cash equivalents, end of year	$6,587	$6,220	$7,832
Supplemental Disclosure of Cash Flow Information(:
Interest paid, net of amounts capitalized	$1,464	$1,263	$1,339
Income taxes paid, net of refunds	1,527	2,400	1,124
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in millions, except per share amounts; shares in thousands)	2023	2022	2021
Equity at January 1	$74,178	$74,664	$73,852
Common Stock
Balance at January 1	37,939	37,483	36,930
Common stock plans activity	610	485	553
Common stock repurchased	(1,500)	—	—
Common stock contributed to defined benefit pension plans	7	—	—
Purchase of subsidiary shares from noncontrolling interest, net	(1)	(29)	—
Balance at December 31	37,055	37,939	37,483
Treasury Stock
Balance at January 1	(15,530)	(12,727)	(10,407)
Common stock repurchased	(11,490)	(2,803)	(2,331)
Common stock contributed to defined benefit pension plans	43	—	—
Other	—	—	11
Balance at December 31	(26,977)	(15,530)	(12,727)
Retained Earnings
Balance at January 1	52,269	50,265	49,423
Net income	3,195	5,197	3,864
Dividends on common stock	(3,239)	(3,128)	(2,957)
Dividends on ESOP common stock	(56)	(54)	(50)
Other	(15)	(11)	(15)
Balance at December 31	52,154	52,269	50,265
Unearned ESOP Shares
Balance at January 1	(28)	(38)	(49)
Common Stock plans activity	13	10	11
Balance at December 31	(15)	(28)	(38)
Accumulated Other Comprehensive Loss
Balance at January 1	(2,018)	(1,915)	(3,734)
Other comprehensive income (loss), net of tax	(401)	(103)	1,819
Balance at December 31	(2,419)	(2,018)	(1,915)
Noncontrolling Interest
Balance at January 1	1,546	1,596	1,689
Net income	185	111	248
Less: Redeemable noncontrolling interest net income	(8)	(8)	(8)
Dividends attributable to noncontrolling interest	(108)	(132)	(332)
Purchase of subsidiary shares from noncontrolling interest, net	—	(19)	—
Disposition of noncontrolling interest, net	(3)	(13)	(1)
Capital contributions	—	11	—
Balance at December 31	1,612	1,546	1,596
Equity at December 31	$61,410	$74,178	$74,664
Supplemental share information
Shares of common stock issued under employee plans, net	1,757	2,894	1,893
Shares of common stock repurchased	141,712	29,935	28,052
Shares of common stock contributed to benefit plans	623	—	—
Dividends declared per share of common stock	$2.320	$2.160	$2.005
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING PRINCIPLES
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
Effective July 17, 2023, we changed our legal name from Raytheon Technologies Corporation to RTX Corporation.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Organizational Structure. As previously announced, effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. All segment information included in this Form 10-K is reflective of this new structure and prior period information has been recast to conform to our current period presentation. In conjunction with the segment realignment, the Company revised its accounting policy with respect to the financial statement presentation of an immaterial amount of state income taxes allocable to U.S. government contracts related to our legacy Raytheon Intelligence & Space (RIS) and Raytheon Missiles & Defense (RMD) segments. Prior to July 1, 2023, these state income taxes were classified as Selling, general and administrative expenses. Effective with the segment change, state income tax amounts previously reported within Selling, general, and administrative expenses were reclassified to Income tax expense (benefit) within the Consolidated Statement of Operations, and prior period amounts have been reclassified to conform to our current period presentation.
Pratt & Whitney Powder Metal Matter. Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). See “Note 17: Commitments and Contingencies” for additional information.
Russia Sanctions. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers. As a result of these sanctions on Russia and export controls, in the first quarter of 2022, we recorded pretax charges of $290 million, $210 million net of tax and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivable and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. We continue to monitor developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic had negative effects on the global economy, our business and operations, the labor market, supply chains, inflation, and the industries in which we operate. However, we believe the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, and we are not expecting significant additional direct COVID-19-related impacts on our business. Our expectations regarding the effects of the COVID-19 pandemic are based on available information and assumptions that we believe are reasonable at this time; however, the actual financial impact is highly uncertain and subject to a wide range of factors and future developments.
Summary of Accounting Principles. The following represents the significant accounting principles of RTX Corporation.
Consolidation and Classification. The Consolidated Financial Statements include the accounts of RTX Corporation, and all wholly owned, majority-owned, and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For our consolidated non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to us. For classification of certain current assets and liabilities, the duration of our contracts or programs is utilized to define our operating cycle, which is generally longer than one year. Included within our current assets and liabilities are Contract assets and liabilities related to our aftermarket and development arrangements, which can generally span up to twenty years.
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
Cash and Cash Equivalents. Cash and cash equivalents includes cash on hand, demand deposits, and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The estimated fair value of Cash and cash equivalents approximates the carrying value due to their short maturities.
Accounts Receivable. Accounts receivable are stated at the net amount expected to be collected. Accounts receivable related to the commercial aerospace industry was approximately 80% and 73% of Accounts receivable, net at December 31, 2023 and 2022, respectively. We are exposed to credit losses primarily on our accounts receivable and contract assets related to our sales of products and services to commercial customers. The allowance for expected credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions, including geographic and political risk, and the age and status of outstanding receivables. In certain circumstances, we may be able to develop reasonable and supportable forecasts over the contractual term of the financial asset. For periods beyond which we are able to make or obtain reasonable and supportable forecasts, we revert to historical loss experience and information.
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
Unbilled receivables represent revenues that are not currently billable to the customer under the terms of the contract and include unbilled amounts under commercial contracts where payment is solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Accounts receivable, net as of December 31, 2023 and 2022 includes unbilled receivables of $427 million and $298 million, respectively, which primarily includes unbilled receivables with commercial aerospace customers. Other unbilled receivables where payment is subject to factors beyond just the passage of time are included in Contract assets in the Consolidated Balance Sheet.
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
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominantly relates to products under lease, often provided through the customers’ aftermarket maintenance coverage, and to a lesser extent, notes and lease receivables. In certain limited circumstances, we pay deposits on behalf of our airline customers to secure production slots with the airframers, and such pre-delivery payments are included in Accounts receivable, net, if current, and Customer financing assets, if non-current, in our Consolidated Balance Sheet. Any unfunded pre-delivery payments are included within our commercial aerospace financing commitments as further discussed in “Note 17: Commitments and Contingencies.” Interest income from notes and financing leases and rental income from operating lease assets is generally included in Other income, net in the Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in Products sales and Cost of sales. The current portion of these financing arrangements are aggregated in Accounts receivable, net and the non-current portion of these financing arrangements are aggregated in Customer financing assets in the Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts, and certain other activity, are generally reflected as Investing Activities in the Consolidated Statement of Cash Flows. Leased assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of December 31, 2023 and 2022, the reserves related to CFA were not material. At December 31, 2023 and 2022, we did not have any significant balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Fixed Assets, Net. Fixed assets, net, are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. For asset sales or retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts. Gains and losses on sales of our Fixed assets, net, are generally recorded in operating income.
Business Combinations. Once a business is acquired, the fair value of the identifiable assets acquired and liabilities assumed is determined with the excess cost recorded to goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed no later than one year from the date of acquisition.
In connection with the acquisitions of Rockwell Collins in 2018 and Goodrich in 2012, and to a lesser extent the acquisition of Raytheon Company in 2020, we recorded assumed liabilities related to customer contractual obligations on certain contracts with economic returns that were lower than what could be realized in market transactions as of the acquisition date. We measured these assumed liabilities based on the estimated cash flows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants. These liabilities are being amortized in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. The balance of the contractual obligations was $735 million and $818 million at December 31, 2023 and 2022, respectively. Total consumption of the contractual obligations for the years ended December 31, 2023, 2022, and 2021 was $83 million, $111 million, and $314 million, respectively, with future consumption expected to be as follows: $81 million in 2024, $72 million in 2025, $61 million in 2026, $73 million in 2027, $60 million in 2028, and $388 million thereafter.
Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The goodwill impairment test compares carrying values of the reporting units to their estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In evaluating our reporting units and indefinite-lived intangible assets for impairment, we may perform both qualitative and quantitative assessments. For the quantitative assessments that are performed, fair value is primarily based on market-based valuation methods, income-based methods using a discounted cash flow model, relief from royalty methods, or a combination of such. These assessments utilize significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates, royalty rates, and comparable multiples from publicly-traded companies in our industry. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions. Finite-lived intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows.

Intangible assets consist of patents, trademarks/tradenames, customer relationships, exclusivity assets, developed technology, and other intangible assets, including collaboration assets. Acquired intangible assets are recognized at fair value in purchase accounting. Finite-lived intangible assets are amortized to Cost of sales and Selling, general, and administrative expenses over the applicable useful lives. Exclusivity assets are commercial aerospace payments made to secure certain contractual rights to provide product on new aircraft platforms. We classify amortization of such payments as a reduction of sales. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in International Aero Engines AG (IAE), additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments are being capitalized as collaboration assets and amortized to cost of sales.
Useful lives of finite-lived intangible assets are estimated based upon the nature of the intangible asset and how the intangible asset is used. These intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are consumed, as represented by the underlying cash flows, which may result in an amortization method other than straight-line. For both our commercial aerospace collaboration assets and exclusivity arrangements, the pattern of economic benefit generally results in no amortization during the development period with amortization beginning as programs enter full rate production and aftermarket cycles. If a pattern of economic benefit cannot be reliably determined or if straight-line amortization approximates the pattern of economic benefit, a straight-line amortization method may be used. The range of estimated useful lives is as follows:

Years
Collaboration assets	9 to 30
Customer relationships and related programs	3 to 30
Developed technology	3 to 25
Patents and trademarks	5 to 30
Exclusivity assets	5 to 25
Leases. As a lessee, we record a right-of-use asset and a lease liability on the Consolidated Balance Sheet for leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under both operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities, non-current on our Consolidated Balance Sheet. The current portion of our operating lease liabilities is included in Other accrued liabilities on our Consolidated Balance Sheet. Finance leases are not considered significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.
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
In limited instances we act as a lessor, primarily for commercial aerospace engines for a short term during maintenance events. The majority of these leases are classified as operating leases. These leases are not significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.

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
Income Taxes. Future income taxes represent the tax effects of transactions which are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balance sheets and tax carryforwards. Future income tax benefits and payables within the same tax-paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized. We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. State income tax amounts are generally included in income tax expense.
We have elected to account for tax on Global Intangible Low-Taxed Income (GILTI) as a period cost, as incurred.
Revenue Recognition. A majority of our revenues are from long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or defense equipment or related services. Collins and Pratt & Whitney primarily serve commercial and government customers in both the original equipment manufacturer (OEM) and aftermarket parts and services markets of the aerospace industry, while Raytheon primarily provides products and services to government customers in the defense industry.
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily contracts that are directly with a foreign government, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining regulatory approvals based upon all known facts and circumstances. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations, most commonly when a contract contains multiple distinct units (such as engines or certain aerospace components), or spans multiple phases of the product life-cycle such as production, maintenance, and support. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. If standalone selling price is not available, we estimate the standalone selling price of each performance obligation, which is generally based on an expected cost-plus-a-margin approach.
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, contract incentive payments, estimates of award fees, flight hours, aircraft landings or other customer usage activities on long-term maintenance contracts, and other sources of variable consideration, when determining the transaction price of each contract. We account for consideration payable to a customer as a reduction of revenue. Consideration payable to a customer may include cash amounts we are obligated to pay or expect to pay a customer, as well as credits or other items that can be applied against amounts owed to us. In our Collins and Pratt & Whitney businesses, we may offer customer incentives to purchase our products, which may result in payments made to those customers.
When reasonably able to estimate, we include variable consideration in the transaction price at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates are based on historical experience, anticipated performance, and our best judgment at the time. We also consider whether our contracts contain a significant financing component, which they generally do not.
Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms.
Performance obligations are satisfied as of a point-in-time for certain aerospace components, engines, and spare parts. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment. Since billing also typically occurs upon product shipment, we generally do not have Contract assets or Contract liabilities balances related to point-in-time sales.
Performance obligations are satisfied over time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace OEM and aftermarket contracts.
Substantially all of our defense business revenue, which primarily relates to our Raytheon segment, and to a lesser extent Pratt & Whitney and Collins, is recognized over time because of the continuous transfer of control to our customers. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs can include labor, materials, subcontractors’ costs, or other direct costs and indirect costs. Our contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer. Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments equal to a negotiated percentage of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80-90% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as Contract assets on the Consolidated Balance Sheet. For our U.S. government cost-type contracts, the customer generally pays us for our costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. Such advances are not considered a significant financing component because they are used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. We recognize a liability for advance payments in excess of revenue recognized and present it as Contract liabilities on the Consolidated Balance Sheet.
For certain of our long-term aftermarket contracts, revenue is recognized over the contract period. We generally account for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance, and aftermarket services. These arrangements include the sale of spare parts with integral services to our customers, and are generally classified as Services sales, with the corresponding costs classified in Cost of sales - services, within the Consolidated Statement of Operations. Revenue is primarily recognized on a percentage-of-completion basis using costs incurred to date relative to total estimated costs at completion to measure progress, as sufficient historical evidence indicates that the cost of performing services under the contract is incurred on an other-than-straight-line basis. For some of our long-term aftermarket contracts, we receive payment prior to delivery of products and services, resulting in a contract liability balance, while for others, we deliver products or services in advance of payment, resulting in a contract asset balance.
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
Loss provisions on contracts are recognized to the extent that estimated contract costs exceed the estimated consideration from the products or services contemplated under the contractual arrangement. For new commitments, we generally record loss provisions at contract signing except for certain contracts under which losses are recorded upon receipt of the purchase order that obligates us to perform. For existing commitments, anticipated losses on contractual arrangements are recognized in the period in which losses become evident. In estimating losses, products contemplated under contractual arrangements include firm quantities of product sold under contract and, in the commercial engine and wheels and brakes businesses, future highly-probable sales of replacement parts required by regulation that are expected to be sold subsequently for incorporation into the original equipment. In our commercial engine and wheels and brakes businesses, when the OEM product is sold for a loss, but the combined OEM and aftermarket arrangement for each individual sales campaign is profitable, we record OEM product losses at the time of product delivery.
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis.
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2023	2022	2021
Total net sales	$(452)	$152	$296
Operating profit (loss)	(648)	(37)	110
Income (loss) from continuing operations attributable to common shareowners (1)	(512)	(29)	87
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.36)	$(0.02)	$0.06
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In our Collins and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and customer funding, and subsequently amortize the costs as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $2.6 billion and $2.3 billion as of December 31, 2023 and 2022, respectively, and are classified in Other assets, current in our Consolidated Balance Sheet and are included in Other current assets in our Consolidated Statement of Cash Flows.
In view of the risks and costs associated with developing new engines and the large up-front investments required that often require returns generated over the full estimated life of the engine, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs, and risks are shared. Sales generated from engine programs, spare parts sales, and aftermarket business under these collaboration arrangements are recorded consistent with our revenue recognition policies in our Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs, and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of December 31, 2023, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which provides aftermarket support, spare parts, and service for the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually have more than a 25% share in an individual program where Pratt & Whitney is the principal participant. The following table illustrates the

Consolidated Statement of Operations classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented.

(dollars in millions)	2023	2022	2021
Collaborator share of sales:
Cost of sales - products (1)	$(181)	$2,058	$1,534
Cost of sales - services	2,151	1,808	1,428
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of sales - products	(205)	(154)	(160)
Research and development	(208)	(182)	(135)
Selling, general, and administrative	(114)	(105)	(85)
(1)    Total cost of sales includes a net reduction of $2.6 billion related to our collaborators’ share of the Powder Metal Matter.
Remaining Performance Obligations (RPO). RPO represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $196 billion as of December 31, 2023. Of the total RPO as of December 31, 2023, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Research and Development. Company-sponsored research and development costs, including those costs related to the Company’s portion in connection with cost-sharing arrangements, are charged to expense as incurred and recovery on these cost-sharing arrangements is recorded as a reduction to research and development expense as earned. Customer-sponsored research and development projects performed under contracts with customers are accounted for as contract costs and reported as cost of sales on the related revenue-generating contracts.
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
Derivatives and Hedging Activity. We use derivative instruments, including swaps, forward contracts, and options, to help manage certain foreign currency, and from time to time to help manage interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. By their nature, all financial instruments involve market and credit risks. We enter into derivative and other financial instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We limit counterparty exposure and concentration of risk by diversifying counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties. We enter into transactions that are subject to enforceable master netting arrangements or similar agreements with various counterparties. While we have rights to offset multiple contracts with a single counterparty in an event of default, those obligations remain separate and distinct otherwise, and, as a result, the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position in our financial statements.
Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and reclassified to earnings as a component of products sales or expenses, as applicable, when the hedged transaction occurs. Cash payments or receipts on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows. To the extent that a previously-designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.
To the extent the hedge accounting criteria are not met, the foreign currency forward contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. Cash receipts or payments related to the settlement of derivatives not designated as hedging instruments are recorded as investing cash flows within the Consolidated Statement of Cash Flows. Additional information pertaining to foreign currency forward contracts and net investment hedging is included in “Note 13: Financial Instruments.”
Environmental. Environmental investigatory, remediation, operating, and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently-available facts with respect to each individual site, including existing technology, current laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, the minimum is accrued. For sites with multiple responsible parties, we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Liabilities with fixed or reliably determinable future cash payments are discounted. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity with the U.S. government. We consider such recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs, and accordingly have recorded the future recovery of these costs from the U.S. government within Other assets, current in the Consolidated Balance Sheet. Accrued environmental liabilities are not reduced by potential insurance reimbursements or potential recoveries from pursuing other parties. We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our Consolidated Financial Statements. See “Note 17: Commitments and Contingencies” for additional details on the environmental remediation activities.
Pension and Postretirement Obligations. U.S. GAAP requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit (PRB) plans. Funded status is measured at least annually in the fourth quarter and represents the difference between the plans’ projected benefit obligation (PBO) and the fair market value of the plans’ assets.
Changes to our pension and PRB plans’ funded status can result from company actions, such as contributions, changes in plan provisions, or by gains and losses. Gains and losses are primarily a result of changes in assumptions and actual experience that differs from these assumptions. Major assumptions include the discount rate and expected return on plan assets (EROA). These gains or losses are recorded in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit (income) expense.
A calculated “market-related value” of our plan assets is generally used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is generally equal to the fair value of assets adjusted to reflect the recognition, and subsequent amortization, of the difference between actual and expected asset returns over a five-year period. The market-related value of assets is used to calculate the expected return on assets included in the net periodic benefit (income) expense.
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
Net periodic benefit (income) expense is classified between operating and non-operating, whereby only the service cost component is included in operating profit and the remaining components are included in Non-service pension income.
Product Performance Obligations. We extend performance and operating cost guarantees beyond our normal service and warranty policies for extended periods on some of our products, particularly commercial aircraft engines. Liability under such guarantees is based upon future product performance and durability. We accrue for such costs that are probable and can be reasonably estimated. In addition, we incur discretionary costs to service our products in connection with product performance issues. The costs associated with these product performance and operating cost guarantees require estimates over the full terms of the agreements, and require management to consider factors such as the extent of future maintenance requirements, interval between flight and repair time, and the future cost of material and labor to perform the services. These cost estimates are largely based upon historical experience. See “Note 16: Guarantees” for further discussion.
Government Grants. We may receive grants from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction. Grants are often structured to encourage investment, job creation, job retention, employee training, and other related activities. We recognize government grants when there is reasonable assurance that the Company will comply with the conditions of the grant and the grant is received or is probable of receipt and the amount is determinable. Government grants are recorded as a reduction to the related expense or asset to which the grant relates or recorded in Other income, net in our Consolidated Statement of Operations. Government grant transactions are not material to our financial position, results of operations, or liquidity.
Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. The adoption of this standard did not have an impact on our disclosures as we have determined the impact of supplier finance programs is not material.
Other new pronouncements issued but not effective until after December 31, 2023 are not expected to have a material impact on our results of operations, financial condition, or liquidity.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions. Our investments in businesses, net of cash acquired, in 2022 and 2021 totaled $66 million and $1.1 billion, respectively. Our investments in businesses in 2022 consisted of insignificant acquisitions. Our investments in businesses in 2021 primarily consisted of the acquisitions discussed below.
In November 2021, we completed the acquisitions of FlightAware and SEAKR Engineering Inc., for a total of approximately $1.1 billion, net of cash received. FlightAware is a leading digital aviation company providing global flight tracking solutions, predictive technology, analytics, and decision-making tools, and is reported in the Collins segment. SEAKR Engineering Inc. is a leading supplier of advanced space electronics and is reported in the Raytheon segment. In connection with these acquisitions, we recorded $0.8 billion of goodwill and $0.3 billion of intangible assets.
Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.
Dispositions. In 2023, 2022, and 2021 cash inflows related to dispositions of businesses were $6 million, $94 million, and $1.9 billion, respectively. Our dispositions of businesses in 2023 and 2022 consisted of insignificant dispositions. Our dispositions of businesses in 2021 primarily consisted of the dispositions discussed below.
On October 18, 2023, we entered into a definitive agreement to sell our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion. At December 31, 2023, the related assets of approximately $1.0 billion and liabilities of approximately $300 million have been accounted for as held for sale at fair value less cost to sell; however the disposition does not qualify for presentation as discontinued operations. These held for sale assets and liabilities, including approximately $700 million of goodwill and intangibles, are presented in Other assets, current and Other assets and Other accrued liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheet, consistent with the nature of the assets and liabilities classification before held for sale criteria was met. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
As previously disclosed, on July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. The closing of the transaction is subject to regulatory approvals and other customary closing conditions. On November 16, 2023, the Italian government notified RTX that it has denied Safran’s proposed acquisition of the portion of the Collins business conducted by

Microtecnica S.r.l. RTX and Safran have both appealed that decision to the relevant regional court in Italy, and continue to evaluate additional options in response to the Italian government’s decision.
In December 2021, we divested our global training and services business within our Raytheon segment for approximately $0.9 billion in cash and other consideration, resulting in an aggregate pre-tax gain, net of transaction costs, of $251 million ($135 million after tax), which includes a $12 million pre-tax gain recognized in Non-service pension income within the Consolidated Statement of Operations.
In January 2021, we sold our Forcepoint business for proceeds of $1.1 billion, net of cash transferred. We did not recognize a pre-tax gain or loss within the Consolidated Statement of Operations related to the sale of Forcepoint. The results of Forcepoint were included in Eliminations and other in our segment results.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill. Changes in our goodwill balances for the year ended December 31, 2023 were as follows:

(dollars in millions)	Balance as of December 31, 2022	Acquisitions and Divestitures	Foreign currency translation and other	Balance as of December 31, 2023
Collins Aerospace	$32,846	$(3)	$292	$33,135
Pratt & Whitney	1,563	—	—	1,563
Raytheon (1)	19,414	(430)	—	18,984
Total Segments	53,823	(433)	292	53,682
Eliminations and other	17	—	—	17
Total	$53,840	$(433)	$292	$53,699
(1)     The $430 million reduction in Acquisition and Divestitures reflects the reclassification of goodwill to held for sale assets as a result of our definitive agreement to sell our CIS business. See “Note 2: Acquisitions and Dispositions” for additional information.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
Effective July 1, 2023, we implemented a new organizational structure resulting in a change from four principal business segments to three principal business segments. As a result, we reassigned goodwill and customer relationship intangibles to our new segment structure. Goodwill was reassigned on a relative fair value basis, and we tested goodwill related to the impacted reporting units immediately before and after the reassignment and determined that no impairment existed.
We completed our annual goodwill impairment testing as of October 1, 2023 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	2023		2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,810	$(1,688)	$5,536	$(1,408)
Exclusivity assets	3,460	(352)	2,911	(323)
Developed technology and other	1,219	(635)	1,202	(544)
Customer relationships	29,605	(10,683)	29,775	(8,967)
	40,094	(13,358)	39,424	(11,242)
Indefinite-lived:
Trademarks and other	8,663	—	8,641	—
Total	$48,757	$(13,358)	$48,065	$(11,242)
We also completed our annual indefinite-lived intangible assets impairment testing as of October 1, 2023 and determined that no adjustments to the carrying value of these assets were necessary.

Amortization of intangible assets was $2,085 million, $1,957 million, and $2,439 million in 2023, 2022, and 2021, respectively. The following is the expected amortization of intangible assets for 2024 through 2028:

(dollars in millions)	2024	2025	2026	2027	2028
Amortization expense	$2,193	$2,079	$2,005	$1,887	$1,811
NOTE 4: EARNINGS PER SHARE

(dollars in millions, except per share amounts; shares in millions)	2023	2022	2021
Net income attributable to common shareowners:
Income from continuing operations	$3,195	$5,216	$3,897
Loss from discontinued operations	—	(19)	(33)
Net income attributable to common shareowners	$3,195	$5,197	$3,864
Basic weighted average number of shares outstanding	1,426.0	1,475.5	1,501.6
Stock awards and equity units (share equivalent)	9.4	10.4	6.9
Diluted weighted average number of shares outstanding	1,435.4	1,485.9	1,508.5
Earnings (loss) per share attributable to common shareowners - basic
Income from continuing operations	$2.24	$3.54	$2.60
Loss from discontinued operations	—	(0.02)	(0.03)
Net income attributable to common shareowners	$2.24	$3.52	$2.57
Earnings (loss) per share attributable to common shareowners - diluted
Income from continuing operations	$2.23	$3.51	$2.58
Loss from discontinued operations	—	(0.01)	(0.02)
Net income attributable to common shareowners	$2.23	$3.50	$2.56
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For 2023, 2022, and 2021, there were 9.6 million, 6.2 million, and 13.4 million stock awards excluded from the computation, respectively.
NOTE 5: ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

(dollars in millions)	2023	2022
U.S. government contracts (including foreign military sales)	$1,147	$1,371
Other customers	10,007	8,189
Allowance for expected credit losses	(316)	(452)
Total accounts receivable, net	$10,838	$9,108
The changes in the allowance for expected credit losses related to Accounts receivable were as follows:

(dollars in millions)	2023	2022
Balance as of January 1	$452	$475
Current period (recoveries) provision for expected credit losses, net	(92)	26
Write-offs charged against the allowance for expected credit losses	(42)	(42)
Other, net	(2)	(7)
Balance as of December 31	$316	$452
The activity in the allowance for expected credit losses was not material in 2021.

NOTE 6: CONTRACT ASSETS AND LIABILITIES
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Contract assets	$12,139	$11,534
Contract liabilities	(17,183)	(14,598)
Net contract liabilities	$(5,044)	$(3,064)

Contract assets increased $605 million during 2023 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon. The above items were partially offset by a decrease in contract assets driven by a customer insolvency charge recorded in the second quarter of 2023 at Pratt & Whitney, the reclassification of certain Raytheon Contract assets to Other assets, current as a result of our definitive agreement to sell our CIS business (see “Note 2: Acquisitions and Dispositions” for additional information), and the EAC impacts related to the Powder Metal Matter recorded in the third quarter of 2023 at Pratt & Whitney. Contract liabilities increased $2,585 million during 2023 primarily due to billings in excess of sales on certain contracts at Pratt & Whitney and Raytheon and international advances at Raytheon.
In 2023, 2022 and 2021, we recognized revenue of $5.3 billion, $4.8 billion, and $4.3 billion related to our Contract liabilities at January 1, 2023, January 1, 2022, and January 1, 2021, respectively.
As of December 31, 2023, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets consisted of the following at December 31:

(dollars in millions)	2023	2022
Unbilled	$26,481	$23,909
Progress payments	(14,342)	(12,375)
Total contract assets	$12,139	$11,534
The U.S. government has title to the assets related to unbilled amounts on U.S. government contracts that provide progress payments.
Contract assets are net of an allowance for expected credit losses of $197 million and $318 million as of December 31, 2023 and 2022, respectively. The allowance for expected credit losses activity was not significant in 2023 or 2022.
NOTE 7: INVENTORY, NET

(dollars in millions)	2023	2022
Raw materials	$3,911	$3,477
Work-in-process	4,162	3,839
Finished goods	3,704	3,301
Total inventory, net	$11,777	$10,617
Raw materials, work-in-process and finished goods are net of total valuation reserves of $2.4 billion and $2.2 billion as of December 31, 2023 and 2022, respectively.

NOTE 8: FIXED ASSETS, NET
Fixed assets, net, consisted of the following:

(dollars in millions)	Estimated Useful Lives	2023	2022
Land		$743	$744
Buildings and improvements	10-45 years	8,151	7,519
Machinery, tools, and equipment	3-20 years	18,904	17,479
Other, including assets under construction		3,594	3,374
Fixed assets, gross		31,392	29,116
Accumulated depreciation		(15,644)	(13,946)
Fixed assets, net		$15,748	$15,170
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvement.
Depreciation expense related to Fixed assets, net is recorded predominantly utilizing the straight-line method and was $1.8 billion in 2023, 2022, and 2021.
NOTE 9: BORROWINGS AND LINES OF CREDIT
As of December 31, 2023, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion. This agreement was renewed in August 2023 and expires in August 2028. As of December 31, 2023, there were no borrowings outstanding under this agreement. The Company’s $2.0 billion revolving credit agreement scheduled to expire in September 2023 was terminated in August 2023, and there were no outstanding borrowings at the time of termination. In addition, at December 31, 2023, approximately $0.7 billion was available under short-term lines of credit with local banks primarily at our international subsidiaries.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2023, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper borrowings outstanding at December 31, 2023. At December 31, 2022, we had $0.5 billion of commercial paper borrowings outstanding, which is reflected in Short-term borrowings in our Consolidated Balance Sheet. During 2023, we had no new proceeds from issuance, and $200 million of repayments, of commercial paper with maturities greater than 90 days. During 2022, we had $1.4 billion of proceeds from issuance, and $1.2 billion of repayments, of commercial paper with maturities greater than 90 days. At December 31, 2022, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 4.4%.
On October 24, 2023, we entered into a senior unsecured bridge credit agreement (Bridge Loan) with various banks permitting aggregate borrowings of up to $10.0 billion, to fund an accelerated share repurchase (ASR) and pay related fees and expenses. The $10.0 billion Bridge Loan was paid in full and terminated in the fourth quarter of 2023 upon receipt of proceeds from the $4.0 billion term loan facilities and the $6.0 billion of long-term debt issuances as described below and cash on hand.

During 2022, we had insignificant issuances and repayments of long-term debt. During 2023, we had the following issuances of long-term debt and proceeds from term loan borrowings:

Date	Description of Notes	Aggregate Principal Balance (in millions)
November 8, 2023	5.750% notes due 2026 (1)	$1,250
	5.750% notes due 2029 (1)	500
	6.000% notes due 2031 (1)	1,000
	6.100% notes due 2034 (1)	1,500
	6.400% notes due 2054 (1)	1,750
November 7, 2023	18 Month term loan at 3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% due 2025(1)	2,000
	3-Year term loan at 3 Month SOFR plus 1.225% due 2026 (1)	2,000
February 27, 2023	5.000% notes due 2026	500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250
(1)    The net proceeds received from these debt issuances and term loans, along with cash on hand, were used to fund the repayment of the Bridge Loan, which was used to fund the ASR.
During 2023, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 15, 2023	3.700% notes due 2023	$400
August 16, 2023	3.650% notes due 2023	171
Long-term debt consisted of the following as of December 31:

(dollars in millions)	2023	2022
3.650% notes due 2023 (1)	$—	$171
3.700% notes due 2023 (1)	—	400
3.200% notes due 2024 (1)	950	950
3.150% notes due 2024 (1)	300	300
3 Month SOFR plus 1.225% term loan due 2025	2,000	—
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	—
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	—
5.750% notes due 2026 (1)	1,250	—
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	—
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	548	531
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	—
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000

(dollars in millions)	2023	2022
5.150% notes due 2033 (1)	1,250	—
6.100% notes due 2034 (1)	1,500	—
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	—
6.400% notes due 2054 (1)	1,750	—
Other (including finance leases)	255	253
Total principal long-term debt	43,697	31,249
Other (fair market value adjustments, (discounts)/premiums and debt issuance costs)	(59)	40
Total long-term debt	43,638	31,289
Less: current portion	1,283	595
Long-term debt, net of current portion	$42,355	$30,694
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The weighted-average interest rate related to total debt was 4.6% and 4.0% at December 31, 2023 and 2022, respectively.
The average maturity of our long-term debt at December 31, 2023 is approximately 13 years. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(in millions)
2024	$1,272
2025	3,593
2026	4,505
2027	2,937
2028	3,482
Thereafter	27,908
Total	$43,697

NOTE 10: EMPLOYEE BENEFIT PLANS
We sponsor various domestic and foreign employee benefit plans, which are discussed below.
Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer sponsored defined contribution plans were $1,301 million, $1,037 million, and $962 million for 2023, 2022, and 2021, respectively.
Our domestic employee savings plan uses an Employee Stock Ownership Plan (ESOP) for certain employer matching contributions. External borrowings were used by the ESOP to fund a portion of its purchase of ESOP stock from us. The external borrowings have been extinguished and only re-amortized loans remain between RTX and the ESOP Trust. As ESOP debt service payments are made, common stock is released from an unreleased shares account. ESOP debt may be prepaid or re-amortized to either increase or decrease the number of shares released so that the value of released shares equals the value of plan benefit. We may also, at our option, contribute additional common stock or cash to the ESOP.
Shares of common stock are allocated to employees’ ESOP accounts at fair value on the date earned. Cash dividends on common stock held by the ESOP are used for debt service payments. Participants may choose to have their ESOP dividends reinvested or distributed in cash. Common stock allocated to ESOP participants is included in the average number of common shares outstanding for both basic and diluted EPS. At December 31, 2023, 24.2 million common shares had been allocated to employees, leaving 2.3 million unallocated common shares in the ESOP Trust, with a fair value of $191 million.
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
In December 2020, we approved a change to the Raytheon Company domestic defined benefit pension plans for non-union participants to cease future benefit accruals based on an employee’s years of service and compensation under the historical formula effective December 31, 2022. The plan change does not impact participants’ historical benefit accruals. Benefits for service after December 31, 2022 are based on a cash balance formula. This plan change resulted in lower pension service cost beginning January 1, 2023. At December 31, 2023, we merged our remaining Raytheon Company domestic defined benefit pension plans into the RTX Consolidated Pension Plan. This plan merger does not impact participants’ benefit formulas.
We made the following contributions to our pension and PRB plans’ trusts during the years ended December 31:

(dollars in millions)	2023	2022	2021
U.S. qualified defined benefit plans(1)	$69	$—	$—
International defined benefit plans	60	69	42
PRB plans	28	25	17
(1)     2023 includes $50 million of RTX common stock contributions.

	Pension		PRB
(dollars in millions)	2023	2022	2023	2022
Change in Benefit Obligation:
Beginning balance	$49,028	$67,214	$984	$1,370
Service cost attributable to continuing operations	222	470	3	6
Interest cost	2,507	1,520	50	29
Actuarial loss (gain)	1,909	(15,466)	53	(294)
Total benefits paid (1)	(4,258)	(4,328)	(176)	(166)
Net settlement, curtailment, and special termination benefits	5	3	(9)	(8)
Plan amendments	19	131	—	—
Other (2)	160	(516)	57	47
Ending balance	$49,592	$49,028	$962	$984
Change in Plan Assets:
Beginning balance	$47,960	$63,323	$302	$389
Actual return on plan assets	4,730	(10,841)	37	(63)
Employer contributions (1)	363	306	106	98
Total benefits paid (1)	(4,258)	(4,328)	(176)	(166)
Settlements	(2)	(4)	(9)	(8)
Other (2)	152	(496)	56	52
Ending balance	$48,945	$47,960	$316	$302
Funded Status:
Fair value of plan assets	$48,945	$47,960	$316	$302
Benefit obligations	(49,592)	(49,028)	(962)	(984)
Funded status of plan	$(647)	$(1,068)	$(646)	$(682)
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Noncurrent assets	$1,296	$3,301	$—	$—
Current liability	(206)	(236)	(64)	(71)
Noncurrent liability	(1,737)	(4,133)	(582)	(611)
Net amount recognized	$(647)	$(1,068)	$(646)	$(682)
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net actuarial loss (gain)	$4,311	$2,950	$(325)	$(394)
Prior service credit	(1,246)	(1,424)	(3)	(4)
Net amount recognized	$3,065	$1,526	$(328)	$(398)
(1)    Includes benefit payments paid directly by the company.
(2)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom (U.K.) and Canada, and participant contributions.
The majority of our pension obligations relate to our U.S. Internal Revenue Service (IRS) qualified pension plans, which comprise 86% and 87% of our pension PBO as of December 31, 2023 and 2022, respectively. 3% of our pension PBO as of both December 31, 2023 and 2022, respectively, is attributable to our nonqualified domestic pension plans, which provide supplementary retirement benefits to certain employees in excess of the IRS qualified plan limits. International plans comprise 11% and 10% of the pension PBO as of December 31, 2023 and 2022, respectively, and are considered defined benefit pension plans for accounting purposes.
In addition to the pension and PRB noncurrent liabilities shown above, Future pension and postretirement benefit obligations on the Consolidated Balance Sheet include other immaterial pension and PRB-related liabilities.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2023	2022
Projected benefit obligation	$3,675	$22,116
Accumulated benefit obligation	3,645	22,080
Fair value of plan assets	1,733	17,747
The accumulated benefit obligation for all defined benefit pension plans was $49.4 billion and $48.8 billion at December 31, 2023 and 2022, respectively.
Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2023	2022
Projected benefit obligation	$3,723	$22,116
Accumulated benefit obligation	3,687	22,080
Fair value of plan assets	1,781	17,747
The components of the net periodic pension income are as follows:

(dollars in millions)	2023	2022	2021
Operating expense
Service cost	$222	$470	$523
Non-operating expense
Interest cost	2,507	1,520	1,249
Expected return on plan assets	(3,753)	(3,544)	(3,476)
Amortization of prior service credit	(158)	(163)	(168)
Recognized actuarial net (gain) loss	(378)	305	435
Net settlement, curtailment, and special termination benefits loss	6	2	22
Non-service pension income	(1,776)	(1,880)	(1,938)
Total net periodic pension income	$(1,554)	$(1,410)	$(1,415)
The components of the net periodic PRB (income) expense are as follows:

(dollars in millions)	2023	2022	2021
Operating expense
Service cost	$3	$6	$7
Non-operating expense
Interest cost	50	29	24
Expected return on plan assets	(20)	(22)	(21)
Amortization of prior service credit	(1)	(2)	(3)
Recognized actuarial net gain	(31)	(11)	(6)
Net settlement, curtailment, and special termination benefits gain	(2)	(3)	—
Non-service pension income	(4)	(9)	(6)
Total net periodic PRB (income) expense	$(1)	$(3)	$1

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss in 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Net actuarial loss (gain) arising during the period	$935	$(1,082)
Amortization of actuarial gain (loss)	378	(305)
Current year prior service cost	19	131
Amortization of prior service credit	158	163
Net settlement and curtailment	(3)	1
Other (1)	52	(69)
Total recognized in other comprehensive income (loss)	1,539	(1,161)
Net recognized in net periodic income and other comprehensive loss	$(15)	$(2,571)
(1)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the U.K. and Canada.
The Actuarial loss arising in 2023 was primarily due to a decrease in discount rates during 2023, partially offset by actual asset returns greater than our expected return on assets.
The Actuarial gain arising in 2022 was primarily due to an increase in discount rates during 2022, partially offset by actual asset returns less than our expected return on assets.
Other changes in PRB assets and benefit obligations recognized in other comprehensive loss in 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Net actuarial loss (gain) arising during the period	$36	$(209)
Amortization of actuarial gain	31	11
Amortization of prior service credit	1	2
Net settlement and curtailment	2	3
Total recognized in other comprehensive income (loss)	70	(193)
Net recognized in net periodic expense (income) and other comprehensive loss	$69	$(196)
The Actuarial loss arising in 2023 was primarily due to a decrease in discount rates during 2023, partially offset by actual asset returns greater than our expected return on assets on our funded plans.
The Actuarial gain arising in 2022 was primarily due to an increase in discount rates during 2022, partially offset by actual asset returns less than our expected return on assets on our funded plans.
The table below reflects the total benefit payments expected to be paid from the plans or from corporate assets.

(dollars in millions)	Pension	PRB
2024	$4,206	$103
2025	3,778	95
2026	3,726	90
2027	3,663	85
2028	3,607	80
2029-2033	17,426	337

Major assumptions used in determining the pension benefit obligation and net periodic pension (income) expense are presented in the following table as weighted-averages:

	Benefit Obligation		Net Periodic Benefit (Income) Expense
	2023	2022	2023	2022	2021
Discount rate
PBO	5.1%	5.5%	5.5%	2.8%	2.5%
Interest cost (1)	N/A	N/A	5.3%	2.3%	1.8%
Service cost (1)	N/A	N/A	5.4%	3.1%	2.8%
Salary scale	4.4%	4.4%	4.4%	4.4%	4.4%
Expected return on plan assets	N/A	N/A	7.1%	6.5%	6.5%
Interest crediting rate	5.0%	4.5%	4.4%	4.0%	3.8%
(1)    The discount rates used to measure the service cost and interest cost applies to our significant plans. The PBO discount rate is used for the service cost and interest cost measurements for non-significant plans.
Major assumptions used in determining the PRB benefit obligation and net periodic PRB (income) expense are presented in the following table as weighted-averages:

	Benefit Obligation		Net Periodic Benefit (Income) Expense
	2023	2022	2023	2022	2021
Discount rate	5.1%	5.5%	5.5%	2.8%	2.4%
Expected return on assets	N/A	N/A	6.8%	5.7%	5.7%
Assumed health care cost trend rates used in determining the PRB benefit obligation and net periodic PRB (income) expense are as follows:

	2023	2022
Health care cost trend rate assumed for next year	4.8%	5.0%
Ultimate health care cost trend rate	4.2%	4.2%
Year that the rate reaches the ultimate health care cost trend rate	2029	2029
The weighted-average discount rates used to measure pension and PRB liabilities are generally based on yield curves developed using high-quality corporate bonds as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit expense by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
In determining the EROA assumption, we consider the target asset allocation of plan assets, as well as economic and other indicators of future performance. We consult with and consider the opinions of financial and other professionals in determining the appropriate capital market assumptions. Return projections are validated using a simulation model that incorporates yield curves, credit spreads, and risk premiums to project long-term prospective returns.
Plan Assets. The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, on average, investment strategies generally target a mix of 26% to 46% of growth seeking assets and 54% to 74% of income generating and hedging assets using a wide set of diversified asset types, fund strategies, and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries, private equity, real estate, and multi-asset class strategies. Growth assets include an enhanced alpha strategy that invests in publicly traded equity and fixed income securities, derivatives, and foreign currency. Investments in private equity are primarily via limited partnership interests in buy-out strategies with smaller allocations to distressed debt funds. The real estate strategy is principally concentrated in directly held U.S. core investments with some smaller investments in international, value-added, and opportunistic strategies. Within the income generating assets, the fixed income portfolio consists of mainly government and broadly diversified high quality corporate bonds.
The plans have continued their pension risk management techniques designed to reduce their interest rate risk. Specifically, the plans have incorporated liability hedging programs that include the adoption of a risk reduction objective as part of the long-term investment strategy. Under this objective the interest rate hedge is intended to increase as funded status improves. The hedging programs incorporate a range of assets and investment tools, each with varying interest rate sensitivities. The investment portfolios are currently hedging approximately 80% of the interest rate sensitivity of the pension plan liabilities, depending on the funded status of the plan.
The fair values of pension plan assets at December 31, 2023 and 2022 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling(8)	Total
Asset Category:
Public Equities
Global Equities	$6,156	$4	$—	$—	$6,160
Global Equity Commingled Funds (1)	—	1,012	—	—	1,012
Enhanced Global Equities (2)	—	—	—	—	—
Other Public Equities	—	—	—	2,308	2,308
Private Equities (3)	—	—	—	4,936	4,936
Fixed Income Securities
Governments	3,507	1,560	—	—	5,067
Corporate Bonds	—	13,185	—	—	13,185
Structured Products	—	57	—	—	57
Other Fixed Income	—	—	—	9,669	9,669
Real Estate (4)	—	—	1,467	1,632	3,099
Other (5)	—	560	—	2,415	2,975
Cash & Cash Equivalents (6)	—	383	—	128	511
Subtotal	$9,663	$16,761	$1,467	$21,088	$48,979
Other Assets & Liabilities (7)					(34)
Total at December 31, 2023					$48,945
Public Equities
Global Equities	$6,194	$5	$—	$—	$6,199
Global Equity Commingled Funds (1)	20	568	—	—	588
Enhanced Global Equities (2)	(53)	75	—	—	22
Other Public Equities	—	—	—	5,771	5,771
Private Equities (3)	—	—	—	4,068	4,068
Fixed Income Securities
Governments	2,526	1,426	—	—	3,952
Corporate Bonds	1	12,638	—	—	12,639
Structured Products	—	57	—	—	57
Other Fixed Income	—	—	—	6,975	6,975
Real Estate (4)	—	—	1,650	1,761	3,411
Other (5)	—	84	—	3,071	3,155
Cash & Cash Equivalents (6)	—	150	—	164	314
Subtotal	$8,688	$15,003	$1,650	$21,810	$47,151
Other Assets & Liabilities (7)					809
Total at December 31, 2022					$47,960
(1)    Represents commingled funds that invest primarily in common stocks.
(2)    Represents enhanced equity separate account and commingled fund portfolios. A portion of the portfolio may include long-short market neutral and relative value strategies that invest in publicly traded, equity, and fixed income securities, as well as derivatives of equity and fixed income securities and foreign currency.
(3)    Represents limited partnership investments with general partners that primarily invest in equity and debt.
(4)    Represents investments in real estate including commingled funds and directly held properties.
(5)    Represents global balanced risk commingled funds that invest in multiple asset classes including equity, fixed income, and some commodities. “Other” also includes insurance contracts.

(6)    Represents short-term commercial paper, bonds, and other cash or cash-like instruments.
(7)    Represents receivables, payables, and certain individually immaterial international plan assets that are not leveled.
(8)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps, and currency forward contracts. The fair market value of the plans’ derivatives through direct or separate account investments was approximately $345 million and $(79) million as of December 31, 2023 and 2022, respectively.
We review our assets at least quarterly to ensure we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. We employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry, and number of investment managers. No individual investment represented more than 5% of the plan assets as of December 31, 2023.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed due to the following:

(dollars in millions)
Balance, December 31, 2021	$1,885
Realized gains	76
Unrealized gains relating to instruments still held in the reporting period	64
Purchases, sales, and settlements, net	(211)
Transfers in/out, net	(164)
Balance, December 31, 2022	1,650
Realized losses	(69)
Unrealized losses relating to instruments still held in the reporting period	(134)
Purchases, sales, and settlements, net	20
Transfers in/out, net	—
Balance, December 31, 2023	$1,467
Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Mortgages have been valued on the basis of their future principal and interest payments discounted at prevailing interest rates for similar investments. Investment contracts are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations. Real estate investments are valued on a quarterly basis using discounted cash flow models which consider long-term lease estimates, future rental receipts, and estimated residual values. Valuation estimates are supplemented by third-party appraisals on an annual basis.
The fair market value of assets related to our PRB benefits was $316 million and $302 million as of December 31, 2023 and 2022, respectively. These assets include $93 million and $105 million of which are invested in our domestic qualified pension plan trust at December 31, 2023 and 2022, respectively. The remaining PRB investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The VEBA assets are generally invested in mutual funds and are valued primarily using quoted prices in active markets (Level 1). There were no Level 3 investments in the VEBA trusts as of December 31, 2023 or 2022.
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Consolidated Balance Sheet. The fair value of marketable securities held in trusts as of December 31 was as follows:

(dollars in millions)	2023	2022
Marketable securities held in trusts	$745	$774
NOTE 11: LEASES
We enter into lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment under both operating and finance leases. The majority of our lease agreements are accounted for as operating leases.

Operating lease expense was $463 million, $475 million, and $525 million for 2023, 2022, and 2021, respectively. Finance leases are not considered significant to our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
Leases under which we are the lessor are generally short-term leases that support our commercial aerospace customers during maintenance events. Our commercial aerospace customers have varying forms of aftermarket maintenance coverage that often provide a level of support for leased engines as part of the revenue arrangement. As such, leases where we are the lessor are not considered significant to our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
In 2023 and 2021, we entered into sale and leaseback transactions for the sale of new engines, and used leasepool engines and related maintenance, respectively. We subsequently leased back the engines sold for a limited timeframe, which are accounted for as operating leases. The proceeds received in 2023 as a result of sales of new engines are classified primarily in Other operating activities, net within our Consolidated Statement of Cash Flows. The proceeds received in 2021 as a result of sales of engines held in our leasepool are classified in Receipts from customer financing assets within Investing Activities in our Consolidated Statement of Cash Flows. The net gains as a result of these transactions were not material.
Supplemental cash flow information related to operating leases were as follows:

(dollars in millions)	2023	2022	2021
Operating cash flows used in the measurement of operating lease liabilities	$421	$399	$490
Operating lease right-of-use assets obtained in exchange for operating lease obligations	373	359	535
Future lease payments related to our operating lease liabilities as of December 31, 2023 are as follows:

(dollars in millions)
2024	$371
2025	314
2026	268
2027	223
2028	181
Thereafter	640
Total undiscounted lease payments	1,997
Less imputed interest	(237)
Total discounted lease payments	$1,760
Our lease liabilities recognized in our Consolidated Balance Sheet were as follows as of December 31:

(dollars in millions)	2023	2022
Operating lease liabilities, current (included in Other accrued liabilities)	$348	$356
Operating lease liabilities, noncurrent	1,412	1,586
Total operating lease liabilities	$1,760	$1,942
The weighted-average remaining lease term related to our operating leases was 9 years as of December 31, 2023 and 2022. The weighted-average discount rate related to our operating leases was 3.5% and 3.3% as of December 31, 2023 and 2022, respectively.
NOTE 12: INCOME TAXES
Income Before Income Taxes. The sources of income from continuing operations before income taxes are:

(dollars in millions)	2023	2022	2021
United States(1)	$938	$4,151	$3,676
Foreign	2,898	1,966	1,433
Income from continuing operations before income taxes	$3,836	$6,117	$5,109
(1)    2023 includes the impacts of the Powder Metal Matter.

The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, we recorded the taxes associated with the future remittance of these earnings. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2023, such undistributed earnings were approximately $20 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.
Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31 are as follows:

(dollars in millions)	2023	2022	2021
Current:
United States:
Federal	$213	$1,724	$387
State	70	216	238
Foreign	575	513	427
	858	2,453	1,052
Future:
United States:
Federal	(411)	(1,399)	(26)
State	(53)	(166)	41
Foreign	62	(98)	(103)
	(402)	(1,663)	(88)
Income tax expense	$456	$790	$964
Prior to 2022, research and experimental expenditures were generally deductible in the period incurred. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. In September and December 2023, the Internal Revenue Service (IRS) issued interim guidance, retroactive to 2022, clarifying the capitalization requirements for certain types of research and experimental expenditures. The IRS notices also provide that the Department of the Treasury and the IRS intend to issue proposed regulations consistent with the guidance set forth in the notices and that taxpayers may rely on the guidance in the notices prior to the issuance of the proposed regulations.
The Company’s analysis indicates the guidance provided in the notices result in fewer costs being subject to capitalization, and as such, costs previously required to be capitalized are now deductible in the year incurred. Accordingly, the financial statements for the year ended December 31, 2023 include the estimated impacts of the interim guidance provided in the notices for both the 2022 and 2023 tax years including lower income tax payables, adjustments to deferred taxes, a higher income tax expense due to the diluted Foreign Derived Intangible Income (FDII) benefit resulting from lower taxable income, and reductions in revenue attributable to the decreased reimbursable state income taxes. The Company will continue to review the applicability of the notices to our businesses and will review the proposed regulations when issued and adjust the estimates as necessary.

Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2023		2022		2021
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$805	21.0%	$1,285	21.0%	$1,073	21.0%
Tax on international activities	(27)	(0.7)	(186)	(3.1)	(204)	(4.0)
Tax charges related to separation of Carrier and Otis and Raytheon merger	—	—	—	—	(39)	(0.8)
Disposals of businesses	—	—	—	—	108	2.2
U.S. research and development credit	(168)	(4.4)	(164)	(2.7)	(172)	(3.4)
U.S. federal statute lapse	(59)	(1.5)	—	—	—	—
State income tax, net	17	0.4	59	1.0	174	3.4
Foreign Derived Intangible Income (FDII)	(142)	(3.7)	(214)	(3.5)	(121)	(2.4)
U.K. corporate tax rate enactment	—	—	—	—	73	1.5
Other	30	0.8	10	0.2	72	1.4
Effective income tax rate	$456	11.9%	$790	12.9%	$964	18.9%
The 2023 effective tax rate includes a benefit of $168 million associated with U.S. research and development credits, $142 million related to the FDII benefit, and a federal tax benefit of $59 million associated with the expiration of the U.S. federal income tax statute of limitations for RTX’s 2019 tax year.
The 2022 effective tax rate includes a benefit of $214 million related to the FDII benefit, $207 million associated with legal entity and operational reorganizations implemented in 2022, and $164 million associated with U.S. research and development credits. The increase in the FDII benefit from 2021 is primarily attributable to the capitalization of research or experimental expenditures for tax-purposes, enacted as part of the Tax Cuts and Jobs Act of 2017 effective beginning January 1, 2022.
The 2021 effective tax rate includes tax benefits of $244 million included in international activities associated with legal entity and operational reorganizations implemented in 2021, $172 million associated with U.S. research and development credits and $121 million associated with FDII, and tax charges of $174 million associated with net state income taxes, $108 million associated with the disposition of the Forcepoint business and the global training and services business, and $73 million associated with the revaluation of deferred taxes resulting from the increase in the U.K. corporate tax rate to 25% enacted in 2021.

Deferred Tax Assets and Liabilities. The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables at December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Future income tax benefits:
Insurance and employee benefits	$994	$1,126
Inventory and contract balances	571	639
Warranty provisions	240	242
Capitalization of research and experimental expenditures	1,631	1,712
Other basis differences	779	828
Powder Metal Matter	644	—
Tax loss carryforwards	905	305
Tax credit carryforwards	891	970
Valuation allowances	(1,465)	(842)
Total future income tax benefits	$5,190	$4,980
Future income taxes payable:
Goodwill and Intangible assets	$6,228	$6,588
Fixed assets	1,739	1,751
Other basis differences	238	220
Total future income tax payable	$8,205	$8,559
Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain temporary differences to reduce the future income tax benefits to expected realizable amounts.
Prior to 2023, certain of the Company’s indefinite-lived non-US tax loss carryforwards were determined to have a remote possibility of realization and therefore were not reported in the table above. In connection with the implementation of the Organisation for Economic Co-operation and Development (OECD) global minimum tax initiative known as Pillar Two, any existing deferred taxes not disclosed in the Company’s 2023 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, beginning in 2023, the Company is disclosing in the above table the tax effects of these indefinite-lived non-US tax loss carryforwards offset with a full valuation allowance.
Changes to valuation allowances consisted of the following:

(dollars in millions)	2023	2022	2021
Balance at January 1	$842	$825	$757
Additions charged to income tax expense	170	54	136
Reductions credited to goodwill, due to acquisitions	—	—	(19)
Reductions credited to income tax expense	(58)	(82)	(37)
Other adjustments (1)	511	45	(12)
Balance at December 31	$1,465	$842	$825
(1)     2023 includes the addition of the indefinite-lived tax loss carryforwards now disclosed in connection with OECD Pillar Two.
Tax Credit and Loss Carryforwards. At December 31, 2023, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2024-2028	$56	$317
2029-2033	36	180
2034-2043	299	832
Indefinite	500	3,272
Total	$891	$4,601

Unrecognized Tax Benefits. At December 31, 2023, we had gross tax-effected unrecognized tax benefits of $1,442 million, of which $1,313 million, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 is as follows:

(dollars in millions)	2023	2022	2021
Balance at January 1	$1,515	$1,458	$1,225
Additions for tax positions related to the current year	89	106	110
Additions for tax positions of prior years	5	23	282
Reductions for tax positions of prior years	(141)	(56)	(49)
Settlements	(26)	(16)	(110)
Balance at December 31	$1,442	$1,515	$1,458
Gross interest expense related to unrecognized tax benefits	$62	$34	$39
Total accrued interest balance at December 31	233	190	165
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
As a result of the expiration of the U.S. federal income tax statute of limitations for RTX’s 2019 tax year, we recognized a net income benefit of $53 million in the fourth quarter of 2023, of which $59 million is within Income tax expense.
The Examination Division of the IRS is concluding the examination phase of RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017 and 2018, and pre-merger Raytheon Company tax years 2017, 2018 and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon merger. The examination phase of these audits is expected to close in the first half of 2024. The Company will dispute certain IRS proposed adjustments for each exam at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is currently uncertain.
The Company believes that it is reasonably possible that the closure of the examination phase for the RTX 2017 and 2018 and Rockwell Collins 2016, 2017, and 2018 tax years will result in a net income benefit in the range of $225 million to $305 million. This range includes the effects of adjusting interest accruals and certain tax related indemnity receivables related to the separation and distributions of Carrier Global Corporation (Carrier) and Otis Worldwide Corporation (Otis). The tax components of this range are included in the revaluation range discussed below.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that a net reduction within the range of $300 million to $450 million of unrecognized tax benefits may occur within the next 12 months as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
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
The present value of aggregate notional principal of our outstanding foreign currency hedges was $15.8 billion and $11.2 billion at December 31, 2023 and 2022, respectively. At December 31, 2023, all derivative contracts accounted for as cash flow hedges will mature by February 2034. Additional information pertaining to foreign exchange and hedging activities is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”

The following table summarizes the fair value and presentation in the Consolidated Balance Sheet for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$225	$67
	Other accrued liabilities	143	347
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$83	$17
	Other accrued liabilities	37	39
The effect of cash flow hedging relationships on Accumulated other comprehensive income (loss) and on the Consolidated Statement of Operations in 2023 and 2022 are presented in “Note 18: Equity”. The amounts of gain or (loss) are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of December 31, 2023, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Consolidated Statement of Operations and is not significant.
NOTE 14: FAIR VALUE MEASUREMENTS
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Consolidated Balance Sheet:

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$745	$682	$63	$—
Derivative assets	308	—	308	—
Derivative liabilities	180	—	180	—

	December 31, 2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$774	$713	$61	$—
Derivative assets	84	—	84	—
Derivative liabilities	386	—	386	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of December 31, 2023, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2023		2022
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivables	$74	$63	$169	$161
Long-term debt (excluding finance leases)	43,546	41,598	31,201	28,049
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$63	$—	$63	$—
Long-term debt (excluding finance leases)	41,598	—	37,559	4,039

	2022
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$161	$—	$161	$—
Long-term debt (excluding finance leases)	28,049	—	28,003	46
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature, with commercial paper classified as level 2 and other short-term borrowings classified as level 3 within the fair value hierarchy.
NOTE 15: VARIABLE INTEREST ENTITIES
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC) and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC, and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. Other collaborators participate in Pratt & Whitney’s program share interest in IAE and IAE LLC. Pratt & Whitney’s net program share interest in IAE and IAE LLC, after considering its sub-collaborator share, is 57% and 51%, respectively. The carrying amounts and classification of assets and liabilities for variable interest entities in our Consolidated Balance Sheet as of December 31, 2023 and 2022 are as follows:

(dollars in millions)	2023	2022
Current assets	$9,309	$7,609
Noncurrent assets	860	779
Total assets	$10,169	$8,388
Current liabilities	$13,020	$9,154
Noncurrent liabilities	31	19
Total liabilities	$13,051	$9,173
NOTE 16: GUARANTEES
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2036. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of December 31, 2023 and 2022, the following financial guarantees were outstanding:

	December 31, 2023		December 31, 2022
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$288	$—	$304	$—
Third party guarantees	386	1	335	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $135 million and $140 million at December 31, 2023 and 2022, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $97 million at both December 31, 2023 and 2022. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 17: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the years ended December 31 were as follows:

(dollars in millions)	2023	2022	2021
Balance as of January 1	$1,109	$1,157	$1,057
Warranties and performance guarantees issued	305	264	380
Settlements	(308)	(284)	(272)
Other	(15)	(28)	(8)
Balance as of December 31	$1,091	$1,109	$1,157
Product and service guarantees incurred in connection with long-term production contracts and certain aftermarket arrangements are generally accounted for within the contract estimates at completion.
NOTE 17: COMMITMENTS AND CONTINGENCIES
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of December 31, 2023 and 2022, we had $760 million and $798 million, respectively, reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.6 billion and $15.3 billion as of December 31, 2023 and 2022, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
The following is the expected maturity of our commercial aerospace industry commitments as of December 31, 2023:

(dollars in millions)	Committed	2024	2025	2026	2027	2028	Thereafter
Commercial aerospace financing commitments	$4,584	$1,358	$1,674	$1,179	$373	$—	$—
Other commercial aerospace commitments	10,015	836	862	705	687	731	6,194
Collaboration partners’ share	(5,942)	(822)	(1,040)	(818)	(457)	(317)	(2,488)
Total commercial aerospace commitments	$8,657	$1,372	$1,496	$1,066	$603	$414	$3,706
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.4 billion as of December 31, 2023.
Offset Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2023, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Pratt & Whitney Powder Metal Matter. Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo. This determination was made pursuant to Pratt & Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023 and this guidance is expected to be reflected in one or more airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are expected to result in significant incremental shop visits through the end of 2026. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the PW1100 powered A320neo fleet through 2026.
As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, Pratt & Whitney recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This reflects our current best estimate of expected customer compensation for the estimated duration of the disruption as well as the EAC adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The $2.9 billion charge is reflected in the Consolidated Statement of Operations as a reduction of sales of $5.4 billion which was partially offset by a net reduction of cost of sales of $2.5 billion primarily representing our partners’49% share of this charge. This resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally relates to our 51% share of an accrual for expected customer compensation. There was no utilization of the accrual during the fourth quarter of 2023.
Other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal, and while Pratt & Whitney continues to evaluate the impact of this powder metal issue on other engine models within its fleet, we do not currently believe there will be any significant financial impact with respect to these other engine models. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations, and litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($1.04 billion at December 31, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($155 million at December 31, 2023). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s recent decision, demands payment of $269 million plus interest ($123 million at December 31, 2023). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($52 million at December 31, 2023). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Raytheon

Company, our joint venture known as Thales-Raytheon Systems (TRS), or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its ongoing investigation. The Company maintains a rigorous anti-corruption compliance program, and continues to cooperate fully with the SEC’s and DOJ’s inquiries, and to examine through our own investigation whether there were any improper payments or any such conduct that was in violation of Raytheon Company policy. Although the investigation of these issues remains ongoing, information indicating that such conduct has occurred with respect to certain contracts has been identified. However, at this time, the Company is unable to predict the outcome of the SEC’s or DOJ’s inquiries. Further, based on the information available to date, we cannot reasonably estimate the range of potential loss or impact to the business that may result, but do not believe that the results of these inquiries will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation, Contract Pricing Disputes, and Related Civil Litigation
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon’s business since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for certain Raytheon contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a certain Raytheon contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by, the DOJ’s ongoing investigation. We continue to make substantial progress in our internal review of the issues raised by the DOJ investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a probable risk of liability for damages, interest, and potential penalties, and has accrued approximately $300 million for this matter. We are currently unable to estimate an incremental loss, if any, which may result when the DOJ investigation is complete. Based on the information available to date, we do not believe the results of the DOJ investigation, or of any pending or potential civil litigation, will have a material adverse effect on our results of operations, financial condition, or liquidity.
Following the Company’s initial disclosure of the DOJ subpoena, three shareholder derivative lawsuits were also filed in the United States District Court for the District of Delaware against the former Raytheon Company Board of Directors, the Company, and certain of its current and former executives, each alleging that defendants violated federal securities laws and breached their fiduciary duties by engaging in improper accounting practices, failing to implement sufficient internal financial and compliance controls, and making a series of false and misleading statements in regulatory filings. Those shareholder derivative lawsuits were consolidated. In December 2023, the consolidated action was further consolidated with certain newly filed derivative lawsuits related to the Powder Metal Matter, discussed below in “Powder Metal Disclosure Litigation and SEC Investigation”. Plaintiffs in the consolidated action then filed an operative complaint that removed all claims and allegations connected to the Company’s disclosure of the aforementioned DOJ subpoena, removing from the case that theory of relief against the former Raytheon Company Board of Directors, the Company, and the executives originally named in the consolidated lawsuit. The operative complaint now contains only allegations directed at certain former and current Directors and Officers of the Company related to the Powder Metal Matter, discussed below in “Powder Metal Disclosure Litigation and SEC Investigation”.
UTC Equity Conversion Litigation
As previously disclosed, on December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which UTC equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly traded companies. We believe that the lawsuit lacks merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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

Powder Metal Disclosure Litigation and SEC Investigation
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two sets of civil actions were filed against RTX. First, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s Geared Turbofan engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. The lawsuits were consolidated and remain pending. Second, three shareholder derivative lawsuits were filed against current and former Officers and Directors of the Company, two in the United States District Court for the District of Delaware and one in the United States District Court for the District of Connecticut, which has since been transferred to the District of Delaware. In addition, the complaint in the consolidated derivative action discussed above under “DOJ Investigation, Contract Pricing Disputes, and Related Civil Litigation” was amended to add allegations relating to the powder metal manufacturing matter. The four lawsuits have been consolidated in the District of Delaware, and a single operative complaint has been filed. The operative complaint alleges that the defendants caused the Company to make materially false and misleading statements relating to Pratt & Whitney’s Geared Turbofan engines, and failed to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting. Based on the information available to date, we do not believe that either matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
On November 7, 2023 and January 30, 2024, the Company received subpoenas from the SEC seeking engineering, operational, organizational, accounting, and financial documents in connection with an investigation relating to the Company’s disclosures in 2023 of issues arising from Pratt & Whitney’s use of powder metal in manufacturing various engine parts, its identification of certain risks associated with those manufacturing processes, and corrective actions identified by Pratt & Whitney to mitigate those risks. The Company is cooperating with the SEC and is responding to the subpoenas. At this time, we are unable to predict the timing or outcome of this SEC investigation.
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
NOTE 18: EQUITY
Common Stock - Share Repurchases. On October 24, 2023, we entered into ASR agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, representing approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to shareowners’ equity, consisting of a $8.5 billion increase in treasury stock and a $1.5 billion decrease in common stock. We funded the payments with borrowings under a bridge credit agreement, which was repaid with the proceeds from term loan facilities, proceeds from issuances of long-term debt in the fourth quarter of 2023 and cash on hand. See “Note 9: Borrowings and Lines of Credit” for additional information.
The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Upon final settlement of the ASR, under certain circumstances, each of the counterparties may be required to deliver additional shares of common stock, or we may be required to deliver shares of common stock or to make a cash payment to the counterparties, at our election. The final settlement of each transaction under the ASR agreements is scheduled to occur no later than the third quarter of 2024 and in each case may be accelerated at the option of the applicable counterparty.
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive (loss) income, net of tax is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$710	$(4,483)	$39	$(3,734)
Other comprehensive income (loss) before reclassifications, net	(647)	3,210	(226)	2,337
Amounts reclassified, pre-tax	—	258	(28)	230
Tax benefit (expense)	(14)	(813)	79	(748)
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(1,050)	1,225	(246)	(71)
Amounts reclassified, pre-tax	2	129	103	234
Tax benefit (expense)	(6)	(308)	48	(266)
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	562	(1,041)	278	(201)
Amounts reclassified, pre-tax	—	(568)	80	(488)
Tax benefit (expense)	3	365	(80)	288
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net gains or losses recognized during each period presented. These costs are recorded as components of net periodic pension income for each period presented. See “Note 10: Employee Benefit Plans” for additional details.
All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
NOTE 19: STOCK-BASED COMPENSATION
RTX’s long-term incentive plans authorize various types of market and performance based incentive awards that may be granted to officers and key employees. The RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated (2018 LTIP) was approved by shareowners on April 26, 2021. A total of 156.3 million shares have been authorized for issuance pursuant to awards under the 2018 LTIP including shares assumed from predecessor plans and adjustments associated with the separation of Carrier and Otis. As of December 31, 2023, approximately 63.3 million shares remain available for awards under the 2018 LTIP. The 2018 LTIP does not contain aggregate annual award limits, however, it sets an annual award limit per participant. The 2018 LTIP will expire after all authorized shares have been awarded or April 26, 2031, whichever is sooner.
Under the 2018 LTIP, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted stock units (RSUs) held for more than one year may become vested and exercisable, subject to certain terms and conditions. LTIP awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year, remain eligible to vest based on actual performance relative to performance goals. We have historically repurchased shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements and will continue to evaluate this policy in conjunction with our overall share repurchase program.

We measure the cost of all share-based payments, including stock options and stock appreciation rights, at fair value on the grant date and recognize this cost in the Consolidated Statement of Operations, net of expected forfeitures, as follows:

(dollars in millions)	2023	2022	2021
Total compensation cost recognized	$425	$420	$442
The associated future income tax benefit recognized was $80 million, $91 million, and $83 million for the years ended December 31, 2023, 2022, and 2021, respectively.
For the years ended December 31, 2023, 2022, and 2021, the amount of cash received from the exercise of stock options was $22 million, $20 million, and $7 million, respectively, with an associated tax benefit realized of $27 million, $32 million, and $42 million, respectively. In addition, for the years ended December 31, 2023, 2022, and 2021, the associated tax benefit realized from the vesting of performance share units (PSUs), restricted stock awards, and RSUs was $57 million, $80 million, and $44 million, respectively.
At December 31, 2023, there was $298 million of total unrecognized compensation cost related to non-vested equity awards granted under long-term incentive plans. This cost is expected to be recognized ratably over a weighted-average period of 2.1 years.
A summary of the transactions under our long-term incentive plans for the year ended December 31, 2023 follows.

	Stock Options		Stock Appreciation Rights		Performance Share Units		Restricted Stock and RSUs
(shares and units in thousands)	Shares	Average Price (1)	Shares	Average Price (1)	Units	Average Price (2)	Units	Average Price (2)
Outstanding at:
December 31, 2022	1,657	$80.67	32,032	$81.04	2,150	$83.52	9,757	$78.40
Granted	90	97.65	2,664	97.66	965	96.39	3,353	97.33
Exercised / earned	(271)	79.80	(3,190)	80.97	(3)	87.36	(2,789)	70.13
Cancelled	(15)	91.68	(351)	91.10	(111)	92.16	(591)	84.93
December 31, 2023	1,461	$81.72	31,155	$82.36	3,001	$87.33	9,730	$86.53
(1)    Weighted-average exercise price per share.
(2)    Weighted-average grant date fair value per share.
The weighted-average grant date fair value of stock options and stock appreciation rights granted during 2023, 2022, and 2021 was $24.66, $21.80, and $15.60, respectively. The weighted-average grant date fair value of performance share units, which vest upon achieving certain performance metrics, granted during 2023, 2022, and 2021 was $96.39, $96.15, and $73.75, respectively. The total fair value of awards vested during 2023, 2022, and 2021 was $273 million, $346 million, and $287 million, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2023, 2022, and 2021 was $46 million, $110 million, and $54 million, respectively. The total intrinsic value (which is the stock price at vesting multiplied by the number of underlying shares) of performance share units and other restricted awards vested was $263 million, $427 million, and $256 million during 2023, 2022, and 2021, respectively.
The following table summarizes information about equity awards outstanding that are vested and expected to vest as well as equity awards outstanding that are exercisable at December 31, 2023:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price (1)	Aggregate Intrinsic Value	Remaining Term (2)	Awards	Average Price (1)	Aggregate Intrinsic Value	Remaining Term (2)
Stock Options	1,459	$81.69	$8	4.95	1,241	$80.18	$7	4.38
Stock Appreciation Rights	31,037	82.31	166	5.20	24,430	80.04	150	4.37
Performance Share Units	2,962	87.22	249	1.00
Restricted Stock and RSUs	9,431	86.38	794	1.37
(1)    Weighted-average exercise price per share.
(2)    Weighted-average contractual remaining term in years.

The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for awards granted during 2023, 2022, and 2021. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2023	2022	2021
Expected volatility	26.2%	27.9%	29.9%
Weighted-average volatility	26%	28%	30%
Expected term (in years)	6.7	6.5	6.5
Expected dividend yield	2.3%	2.2%	2.6%
Risk-free rate	3.6% - 4.8%	0.02% - 2.1%	0.04% - 1.2%
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
NOTE 20: SEGMENT FINANCIAL DATA
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
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products and aftermarket service solutions for civil and military aircraft manufacturers, commercial airlines, and regional, business and general aviation, as well as for defense and commercial space operations. Collins designs, manufactures and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, actuation systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce, and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada, is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, as well as helicopters. Pratt & Whitney also produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these segments.
Raytheon is a leading provider of defensive and offensive threat detection, tracking and mitigation capabilities for U.S. and foreign government and commercial customers. Raytheon designs, develops, and provides advanced capabilities in integrated air and missile defense, smart weapons, missiles, advanced sensors and radars, interceptors, space-based systems, hypersonics, and missile defense across land, air, sea, and space. Raytheon provides air-to-air and air-to-ground sensors, command and control and weapons including the Advanced Medium Range Air-to-Air Missile (AMRAAM), StormBreaker smart weapon, Long Range Stand Off Weapon (LRSO), and the Early Warning Radar. Raytheon also provides advanced naval sensors, command and control and weapons including classified naval radars, the Next Generation Jammer (NGJ), shipboard missiles including the Tomahawk and Standard Missile 6 (SM-6), air-to-air missiles such as the AIM-9X SIDEWINDER missile, and integrated systems such as the SPY-6 radar. In addition, Raytheon provides advanced systems and products that span layered land and integrated air and missile defense, including the proven Patriot air and missile defense system, the Lower Tier Air and

Missile Defense Sensor (LTAMDS), the National Advanced Surface-to-Air Missile System (NASAMS), Javelin, Excalibur, Stinger, and High-Energy Lasers. Raytheon also provides technologically advanced sensors, satellites and interceptors, including the AN/TPY-2 radar, and Standard Missile 3 (SM-3). Raytheon delivers integrated space solutions including sensors, mission orchestration, satellite control, and software. Raytheon also focuses on the development and early introduction of next-generation technologies and systems, including hypersonics, counter-hypersonics, next-generation radars, sensor experimentation and electro-optical/infrared (EO/IR) advancements, and aligns products that use shared technologies, including fire control radars, surveillance radars, EO/IR, space-qualified satellite components, and electronics.
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
Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment, if applicable. These adjustments are not considered part of management’s evaluation of segment results.
Segment information for the years ended December 31 are as follows:

	Net Sales			Operating Profit (Loss)			Operating Profit (Loss) Margins
(dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Collins Aerospace	$26,253	$23,052	$21,152	$3,825	$2,816	$2,380	14.6%	12.2%	11.3%
Pratt & Whitney (2)	18,296	20,530	18,150	(1,455)	1,075	454	(8.0)%	5.2%	2.5%
Raytheon	26,350	25,176	26,611	2,379	2,448	3,399	9.0%	9.7%	12.8%
Total segment	70,899	68,758	65,913	4,749	6,339	6,233	6.7%	9.2%	9.5%
Eliminations and other (1)	(1,979)	(1,684)	(1,525)	(42)	(23)	4
Corporate expenses and other unallocated items (3)	—	—	—	(275)	(318)	(552)
FAS/CAS operating adjustment	—	—	—	1,127	1,399	1,654
Acquisition accounting adjustments	—	—	—	(1,998)	(1,893)	(2,203)
Consolidated	$68,920	$67,074	$64,388	$3,561	$5,504	$5,136	5.2%	8.2%	8.0%
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
(3)    2022 and 2021 included the net expenses related to the U.S. Army’s LTAMDS program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.

	Total Assets		Capital Expenditures			Depreciation & Amortization
(dollars in millions)	2023	2022	2023	2022	2021	2023	2022	2021
Collins Aerospace (1)	$72,085	$70,404	$628	$671	$697	$724	$756	$741
Pratt & Whitney (1)	40,723	36,205	1,025	949	700	736	724	642
Raytheon (1)	44,929	45,666	637	563	558	544	526	504
Total segment	157,737	152,275	2,290	2,183	1,955	2,004	2,006	1,887
Corporate, eliminations, and other	4,132	6,589	125	105	179	126	101	155
Acquisition accounting adjustments						2,081	2,001	2,515
Consolidated	$161,869	$158,864	$2,415	$2,288	$2,134	$4,211	$4,108	$4,557
(1)    Total assets include acquired intangible assets and the property, plant and equipment fair value adjustment. Related amortization expense is included in Acquisition accounting adjustments.
Geographic External Sales by Origin and Long-Lived Assets. Geographic external sales are attributed to the geographic regions based on their location of origin. U.S. external sales include export sales to commercial customers outside the U.S., as well as sales to the U.S. government, commercial and affiliated customers, which are known to be for resale to customers outside the U.S. Long-lived assets are Fixed assets, net attributed to the specific geographic regions.

	External Net Sales			Long-Lived Assets
(dollars in millions)	2023	2022	2021	2023	2022
United States (1)	$57,539	$57,869	$55,837	$12,646	$12,162
International
Europe	4,849	3,874	3,630	1,207	1,132
Asia Pacific	2,182	1,778	1,748	808	801
Middle East and North Africa	492	173	136	103	113
Other regions	3,858	3,380	3,037	984	962
Consolidated	$68,920	$67,074	$64,388	$15,748	$15,170
(1)    2023 external net sales includes the reduction in sales from the Powder Metal Matter.
Disaggregation of Revenue. We also disaggregate our contracts from customers by geographic region based on customer location, by type of customer, and by sales type. Our geographic region based on customer location uses end user customer location where known or practical to determine, or in instances where the end user customer is not known or not practical to determine, uses “ship to” location as the customer location. In addition, for our Raytheon segment, we disaggregate our contracts from customers by contract type. We believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Segment sales disaggregated by geographic region based on customer location for the years ended December 31 are as follows:

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$13,185	$11,403	$20,187	$106	$44,881
Europe	6,423	5,433	1,642	3	13,501
Asia Pacific	2,625	4,227	2,196	1	9,049
Middle East and North Africa	684	539	2,014	—	3,237
Other regions	1,377	2,095	181	—	3,653
Powder Metal Matter	—	(5,401)	—	—	(5,401)
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$11,944	$10,433	$18,643	$170	$41,190
Europe	5,455	4,211	1,442	3	11,111
Asia Pacific	2,165	3,775	2,116	1	8,057
Middle East and North Africa	510	450	2,639	—	3,599
Other regions	1,256	1,658	203	—	3,117
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074

	2021
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$11,669	$9,034	$19,139	$169	$40,011
Europe	4,488	3,488	1,619	3	9,598
Asia Pacific	2,040	3,885	2,043	1	7,969
Middle East and North Africa	483	441	3,455	—	4,379
Other regions	933	1,302	196	—	2,431
Consolidated net sales	19,613	18,150	26,452	173	64,388
Inter-segment sales	1,539	—	159	(1,698)	—
Business segment sales	$21,152	$18,150	$26,611	$(1,525)	$64,388
Segment sales disaggregated by type of customer for the years ended December 31 are as follows:

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney (2)	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,357	$5,206	$19,965	$100	$31,628
Foreign military sales through the U.S. government	304	1,442	3,228	—	4,974
Foreign government direct commercial sales	1,110	515	2,620	4	4,249
Commercial aerospace and other commercial sales (2)	16,523	11,133	407	6	28,069
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,484	$5,272	$18,394	$167	$30,317
Foreign military sales through the U.S. government	372	1,115	3,555	—	5,042
Foreign government direct commercial sales	1,063	474	2,786	4	4,327
Commercial aerospace and other commercial sales	13,411	13,666	308	3	27,388
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074
(1)    Excludes foreign military sales through the U.S. government.

	2021
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$7,016	$5,140	$18,854	$167	$31,177
Foreign military sales through the U.S. government	309	1,273	3,963	1	5,546
Foreign government direct commercial sales	1,223	541	3,227	2	4,993
Commercial aerospace and other commercial sales	11,065	11,196	408	3	22,672
Consolidated net sales	19,613	18,150	26,452	173	64,388
Inter-segment sales	1,539	—	159	(1,698)	—
Business segment sales	$21,152	$18,150	$26,611	$(1,525)	$64,388
(1)    Excludes foreign military sales through the U.S. government.
The largest contributor to our Commercial aerospace and other commercial sales is Airbus. Sales to Airbus primarily relate to Pratt & Whitney and Collins products, and prior to discounts and incentives were approximately 17%, 14%, and 12% of total net sales in 2023, 2022, and 2021, respectively. Total net sales in 2023 includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the years ended December 31 are as follows:

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney (1)	Raytheon	Other	Total
Products	$19,034	$8,579	$21,847	$111	$49,571
Services	5,260	9,717	4,373	(1)	19,349
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Includes the reduction in sales from the Powder Metal Matter.

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$16,917	$12,411	$21,276	$169	$50,773
Services	4,413	8,116	3,767	5	16,301
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074

	2021
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$15,648	$11,189	$22,264	$169	$49,270
Services	3,965	6,961	4,188	4	15,118
Consolidated net sales	19,613	18,150	26,452	173	64,388
Inter-segment sales	1,539	—	159	(1,698)	—
Business segment sales	$21,152	$18,150	$26,611	$(1,525)	$64,388

Raytheon segment sales disaggregated by contract type for the years ended December 31 are as follows:

(dollars in millions)	2023	2022	2021
Fixed-price	$13,164	$12,910	$14,270
Cost-type	13,056	12,133	12,182
Consolidated net sales	26,220	25,043	26,452
Inter-segment sales	130	133	159
Business segment sales	$26,350	$25,176	$26,611

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO) and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO and Controller, as appropriate, to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is set forth within Item 8 of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, audit committee financial experts, and the procedures by which our shareowners may recommend nominees to our Board of Directors is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Election of Directors” (including under the subheadings “Nominees” and “How Candidates Are Identified”) and “Corporate Governance” (including under the subheading “Board Committees”).
Information about our Executive Officers
The following persons are executive officers of RTX Corporation:

Name	Title	Other Business Experience Since 1/1/2019	Age as of 2/5/2024

Christopher T. Calio	President (since March 2023), Chief Operating Officer (since March 2022) and Director, RTX Corporation (since December 2023)	President, Pratt & Whitney; President, Commercial Engines, Pratt & Whitney	50

Kevin G. DaSilva	Corporate Vice President, Treasurer, RTX Corporation (since April 2020)	Vice President and Treasurer, Raytheon Company	60

Shane G. Eddy	President, Pratt & Whitney (since March 2022)	Senior Vice President and Chief Operations Officer, Pratt & Whitney; Senior Vice President, Operations, Pratt & Whitney	59

Gregory J. Hayes	Chairman (since June 2021) and Chief Executive Officer, RTX Corporation (since November 2014)	Chairman, President and Chief Executive Officer, Raytheon Technologies Corporation; President, Chief Executive Officer and Director, Raytheon Technologies Corporation; Chairman, President and Chief Executive Officer, United Technologies Corporation	63

Philip J. Jasper	President, Raytheon (since January 2024)	President, Mission Systems, Collins Aerospace	55

Amy L. Johnson	Corporate Vice President, Controller, RTX Corporation (since September 2021)	Vice President, Finance, Pratt & Whitney Commercial Engines; Vice President and Controller, Pratt & Whitney	49

Ramsaran Maharajh, Jr.	Executive Vice President and General Counsel, RTX Corporation (since December 2021)	Vice President, Legal, Raytheon Technologies Corporation; Chief of Staff, Office of the Chief Executive Officer, Raytheon Technologies Corporation; Executive Assistant to Chairman & CEO, United Technologies Corporation; Vice President & General Counsel, Pratt & Whitney	52

Neil G. Mitchill, Jr.	Executive Vice President and Chief Financial Officer, RTX Corporation (since April 2021)	Corporate Vice President, Financial Planning & Analysis & Investor Relations, Raytheon Technologies Corporation; Acting Senior Vice President & Chief Financial Officer, United Technologies Corporation; Corporate Vice President, FP&A and Investor Relations, United Technologies Corporation; Vice President & Chief Financial Officer, Pratt & Whitney	48

Stephen J. Timm	President, Collins Aerospace (since February 2020)	President, Avionics, Collins Aerospace; Vice President and General Manager, Avionics, Collins Aerospace	55

Name	Title	Other Business Experience Since 1/1/2019	Age as of 2/5/2024

Dantaya M. Williams	Executive Vice President & Chief Human Resources Officer, RTX Corporation (since June 2020)	Vice President, Human Resources, Pratt & Whitney Commercial Engines	49
All of the officers serve at the pleasure of the Board of Directors of RTX Corporation or the subsidiary designated.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Delinquent Section 16(a) Reports.” We have adopted a code of conduct that applies to all our directors, officers, employees, and representatives. Information regarding our Code of Conduct is incorporated herein by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Corporate Governance Information, Code of Conduct, and How to Contact the Board.” This code is publicly available on our website at http://www.rtx.com/Our-Company/ethics-and-compliance. Amendments to the code of conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission (SEC) rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Governance and Public Policy Committee, Human Capital and Compensation Committee, and Special Activities Committee are available on our website at https://www.rtx.com/Our-Company/corporate-governance. These materials may also be requested in print free of charge by writing to our Investor Relations Department at RTX Corporation, 1000 Wilson Blvd., Arlington, VA 22209.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Executive Compensation,” “Compensation of Directors,” and “Report of the Human Capital & Compensation Committee.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Share Ownership” and “Executive Compensation”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Corporate Governance” (under the subheading “Director Independence”) and “Other Important Information” (under the subheading “Transactions with Related Persons”).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2024 Annual Meeting of Shareowners titled “Appoint PricewaterhouseCoopers LLP to Serve as Independent Auditor for 2024,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Schedules
(1)    The following financial statements of RTX Corporation, supplemental information, and report of independent registered public accounting firm are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Operations for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Balance Sheet at December 31, 2023 and 2022
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
(2)    List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable, or the information is otherwise included.

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

3.1
Amended and Restated Certificate of Incorporation of Raytheon Technologies Corporation, effective as of May 3, 2023 (incorporated by reference to Exhibit 3.1 of Raytheon Technologies Corporation’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 4, 2023).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Raytheon Technologies Corporation, effective as of July 17, 2023 (incorporated by reference to Exhibit 3.1 of RTX Corporation’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on July 17, 2023).

3.3
Amended and Restated Bylaws of RTX Corporation effective as of July 17, 2023 (incorporated by reference to Exhibit 3.2 of RTX Corporation’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on July 17, 2023).

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

10.5
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and United Technologies Executive Leadership Group Program, effective April 1, 2019; Raytheon Technologies Corporation Executive Leadership Group Program, effective April 3, 2020, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020.

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

10.49	Raytheon Company 2010 Stock Plan, as amended as of May 24, 2017, incorporated by reference to Exhibit 10.2 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017.

10.50
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

10.54	Raytheon 2019 Stock Plan, incorporated by reference to Appendix A to Raytheon Company’s definitive proxy statement, filed on April 16, 2019.

10.55
Form of Change in Control Severance Agreement between Raytheon Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), incorporated by reference to Exhibit 10.22 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.56
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

10.58	Enhanced Severance Plan for Senior Leadership Team Members, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.59
Letter Agreement, dated July 23, 2015, by Raytheon Company and Wesley D. Kremer, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.60
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

10.62
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

10.63
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

10.64
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

10.65
Raytheon Technologies Corporation Executive Severance Plan, effective April 4, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2022.

10.66
Consulting Agreement, dated as of April 1, 2022, by and between Raytheon Technologies Corporation and Michael R. Dumais, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2022.

10.67
Raytheon Technologies Corporation Compensation Deferral Plan, effective as of January 1, 2023, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.68
2023 Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.69
2023 Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.70
2023 Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.71
2023 Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.72
RTX Corporation Compensation Deferral Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.73
RTX Corporation 2018 Long-Term Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.74
RTX Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.75
RTX Corporation Executive Annual Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.76
RTX Corporation Executive Severance Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.77
RTX Corporation Performance Share Unit Deferral Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.78	Form of ASR Agreements, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.79
Bridge Credit Agreement, dated as of October 24, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.80
Term Loan Credit Agreement, dated November 7, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on November 8, 2023.

14	Code of Conduct. The RTX Code of Conduct may be accessed via RTX’s website at https://www.rtx.com/our-company/ethics-and-compliance.

21	Subsidiaries of RTX Corporation.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Tracy A. Atkinson, Christopher T. Calio, Leanne G. Caret, Bernard A. Harris, Jr., George R. Oliver, Robert K. Ortberg, Ellen M. Pawlikowski, Denise L. Ramos, Fredric G. Reynolds, Brian C. Rogers, James A. Winnefeld, Jr. and Robert O. Work.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

97	RTX Corporation Executive Officer Clawback Policy, effective as of October 2, 2023.*

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

(Exhibits marked with an asterisk (*) are filed electronically herewith.)
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	February 5, 2024	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	February 5, 2024	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. HAYES	Chairman and Chief Executive Officer (Principal Executive Officer)	February 5, 2024
(Gregory J. Hayes)

/s/ NEIL G. MITCHILL, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2024
(Neil G. Mitchill, Jr.)

/s/ AMY L. JOHNSON	Corporate Vice President and Controller (Principal Accounting Officer)	February 5, 2024
(Amy L. Johnson)

/s/ TRACY A. ATKINSON *	Director	February 5, 2024
(Tracy A. Atkinson)

/s/ CHRISTOPHER T. CALIO*	Director	February 5, 2024
(Christopher T. Calio)

/s/ LEANNE G. CARET *	Director	February 5, 2024
(Leanne G. Caret)

/s/ BERNARD A. HARRIS, JR.*	Director	February 5, 2024
(Bernard A. Harris, Jr.)

/s/ GEORGE R. OLIVER *	Director	February 5, 2024
(George R. Oliver)

/s/ ROBERT K. ORTBERG *	Director	February 5, 2024
(Robert K. Ortberg)

/s/ ELLEN M. PAWLIKOWSKI *	Director	February 5, 2024
(Ellen M. Pawlikowski)

/s/ DENISE L. RAMOS *	Director	February 5, 2024
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director	February 5, 2024
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director	February 5, 2024
(Brian C. Rogers)

/s/ JAMES A. WINNEFELD, JR. *	Director	February 5, 2024
(James A. Winnefeld, Jr.)

/s/ ROBERT O. WORK *	Director	February 5, 2024
(Robert O. Work)

*By:	/s/ RAMSARAN MAHARAJH, JR.
Ramsaran Maharajh, Jr. Executive Vice President and General Counsel
Date: February 5, 2024