Form 10-Q
period 2024-03-31
RTX Corp
filed 2024-04-23
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
At March 31, 2024 there were 1,329,506,013 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2024	2023
Net Sales:
Products sales	$14,303	$12,787
Services sales	5,002	4,427
Total net sales	19,305	17,214
Costs and Expenses:
Cost of sales - products	12,216	10,700
Cost of sales - services	3,528	2,945
Research and development	669	607
Selling, general, and administrative	1,394	1,363
Total costs and expenses	17,807	15,615
Other income, net	372	88
Operating profit	1,870	1,687
Non-operating expense (income), net:
Non-service pension income	(386)	(444)
Interest expense, net	405	315
Total non-operating expense (income), net	19	(129)
Income before income taxes	1,851	1,816
Income tax expense	108	335
Net income	1,743	1,481
Less: Noncontrolling interest in subsidiaries’ earnings	34	55
Net income attributable to common shareowners	$1,709	$1,426

Earnings Per Share attributable to common shareowners:
Basic	$1.29	$0.98
Diluted	1.28	0.97
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net income	$1,743	$1,481
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(121)	122
Pension and postretirement benefit plans adjustments	(51)	(146)
Change in unrealized cash flow hedging	(73)	12
Other comprehensive income (loss), before tax	(245)	(12)
Income tax benefit related to items of other comprehensive income (loss)	29	41
Other comprehensive income (loss), net of tax	(216)	29
Comprehensive income	1,527	1,510
Less: Comprehensive income attributable to noncontrolling interest	34	55
Comprehensive income attributable to common shareowners	$1,493	$1,455
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$5,607	$6,587
Accounts receivable, net	10,280	10,838
Contract assets	13,104	12,139
Inventory, net	12,386	11,777
Other assets, current	6,646	7,076
Total current assets	48,023	48,417
Customer financing assets	2,359	2,392
Fixed assets	31,623	31,392
Accumulated depreciation	(15,985)	(15,644)
Fixed assets, net	15,638	15,748
Operating lease right-of-use assets	1,639	1,638
Goodwill	53,644	53,699
Intangible assets, net	34,960	35,399
Other assets	3,924	4,576
Total assets	$160,187	$161,869
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$166	$189
Accounts payable	10,522	10,698
Accrued employee compensation	1,862	2,491
Other accrued liabilities	15,006	14,917
Contract liabilities	17,119	17,183
Long-term debt currently due	344	1,283
Total current liabilities	45,019	46,761
Long-term debt	42,334	42,355
Operating lease liabilities, non-current	1,410	1,412
Future pension and postretirement benefit obligations	2,320	2,385
Other long-term liabilities	6,967	7,511
Total liabilities	98,050	100,424
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	37	35
Shareowners’ Equity:
Common stock	37,108	37,055
Treasury stock	(27,029)	(26,977)
Retained earnings	53,052	52,154
Unearned ESOP shares	(11)	(15)
Accumulated other comprehensive loss	(2,635)	(2,419)
Total shareowners’ equity	60,485	59,798
Noncontrolling interest	1,615	1,612
Total equity	62,100	61,410
Total liabilities, redeemable noncontrolling interest, and equity	$160,187	$161,869
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$1,743	$1,481
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,059	1,034
Deferred income tax benefit	(114)	(329)
Stock compensation cost	112	100
Net periodic pension and other postretirement income	(338)	(388)
Gain on sale of Cybersecurity, Intelligence and Services business, net of transaction costs	(415)	—
Change in:
Accounts receivable	431	(962)
Contract assets	(978)	(1,198)
Inventory	(646)	(720)
Other current assets	(225)	(526)
Accounts payable and accrued liabilities	(218)	490
Contract liabilities	(54)	223
Other operating activities, net	(15)	(68)
Net cash flows provided by (used in) operating activities	342	(863)
Investing Activities:
Capital expenditures	(467)	(520)
Dispositions of businesses, net of cash transferred	1,283	—
Increase in other intangible assets	(163)	(154)
Payments from settlements of derivative contracts, net	(1)	(13)
Other investing activities, net	41	108
Net cash flows provided by (used in) investing activities	693	(579)
Financing Activities:
Proceeds from long-term debt	—	2,971
Repayment of long-term debt	(950)	—
Change in commercial paper, net (Note 9)	—	(427)
Change in other short-term borrowings, net	(22)	22
Dividends paid on common stock	(769)	(790)
Repurchase of common stock	(56)	(562)
Other financing activities, net	(210)	(118)
Net cash flows (used in) provided by financing activities	(2,007)	1,096
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	1
Net decrease in cash, cash equivalents, and restricted cash	(980)	(345)
Cash, cash equivalents, and restricted cash, beginning of period	6,626	6,291
Cash, cash equivalents, and restricted cash, end of period	5,646	5,946
Less: Restricted cash, included in Other assets, current and Other assets	39	53
Cash and cash equivalents, end of period	$5,607	$5,893
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2024	2023
Equity beginning balance	$61,410	$74,178
Common Stock
Beginning balance	37,055	37,939
Common stock plans activity	53	92
Ending balance	37,108	38,031
Treasury Stock
Beginning balance	(26,977)	(15,530)
Common stock repurchased	(52)	(582)
Ending balance	(27,029)	(16,112)
Retained Earnings
Beginning balance	52,154	52,269
Net income attributable to common shareholders	1,709	1,426
Dividends on common stock	(769)	(790)
Dividends on ESOP common stock	(14)	(13)
Other	(28)	(1)
Ending balance	53,052	52,891
Unearned ESOP Shares
Beginning balance	(15)	(28)
Common stock plans activity	4	2
Ending balance	(11)	(26)
Accumulated Other Comprehensive Loss
Beginning balance	(2,419)	(2,018)
Other comprehensive income (loss), net of tax	(216)	29
Ending balance	(2,635)	(1,989)
Noncontrolling Interest
Beginning balance	1,612	1,546
Net income	34	55
Less: Redeemable noncontrolling interest net income	—	(2)
Dividends attributable to noncontrolling interest	(31)	(44)
Disposition of noncontrolling interest, net	—	(3)
Ending balance	1,615	1,552
Equity at March 31	$62,100	$74,347
Supplemental share information
Shares of common stock issued under employee plans, net	3,159	820
Shares of common stock repurchased	560	5,918
Dividends declared per share of common stock	$0.590	$0.550
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2024 and for the quarters ended March 31, 2024 and 2023 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2023 Annual Report on Form 10-K.
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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended March 31, 2024 and 2023 with respect to Raytheon, we are referring to their March 31, 2024 and April 2, 2023 fiscal quarter ends, respectively.
Pratt & Whitney Powder Metal Matter. As previously disclosed, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). See “Note 16: Commitments and Contingencies” for additional information.
Russia Sanctions. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. As a result of the Canadian government’s imposition of sanctions in February 2024, which included U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins segment. These charges are primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. We continue to monitor developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
Note 2: Acquisitions and Dispositions
Dispositions. On March 29, 2024, we completed the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction and other related costs, of $0.4 billion ($0.2 billion after tax), primarily recognized in Other income, net within the Condensed Consolidated Statement of Operations.
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

Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2024
Collins Aerospace	$33,135	$—	$(57)	$33,078
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,984	—	2	18,986
Total Segments	53,682	—	(55)	53,627
Eliminations and other	17	—	—	17
Total	$53,699	$—	$(55)	$53,644
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2024		December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,879	$(1,747)	$5,810	$(1,688)
Exclusivity assets	3,516	(356)	3,460	(352)
Developed technology and other	1,211	(649)	1,219	(635)
Customer relationships	29,564	(11,115)	29,605	(10,683)
	40,170	(13,867)	40,094	(13,358)
Indefinite-lived:
Trademarks and other	8,657	—	8,663	—
Total	$48,827	$(13,867)	$48,757	$(13,358)
Amortization of intangible assets for the quarters ended March 31, 2024 and 2023 was $526 million and $509 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2024 through 2029:

(dollars in millions)	Remaining 2024	2025	2026	2027	2028	2029
Amortization expense	$1,687	$2,087	$2,012	$1,891	$1,813	$1,604
Note 4: Earnings Per Share

	Quarter Ended March 31,
(dollars and shares in millions, except per share amounts)	2024	2023
Net income attributable to common shareowners	$1,709	$1,426
Basic weighted average number of shares outstanding	1,329.4	1,462.2
Stock awards and equity units (share equivalent)	7.9	12.0
Diluted weighted average number of shares outstanding	1,337.3	1,474.2
Earnings Per Share attributable to common shareowners:
Basic	$1.29	$0.98
Diluted	1.28	0.97
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2024 and 2023, the number of stock awards excluded from the computation was 15.3 million and 4.1 million, respectively.

Note 5: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2024	2023
Total net sales	$(18)	$(40)
Operating profit	(162)	(124)
Income attributable to common shareowners (1)	(128)	(98)
Diluted earnings per share attributable to common shareowners (1)	$(0.10)	$(0.07)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
Accounts receivable	$10,600	$11,154
Allowance for expected credit losses	(320)	(316)
Total accounts receivable, net	$10,280	$10,838

Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Contract assets	$13,104	$12,139
Contract liabilities	(17,119)	(17,183)
Net contract liabilities	$(4,015)	$(5,044)
Contract assets increased $965 million during the quarter ended March 31, 2024 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon. We recognized revenue of $2.6 billion during the quarter ended March 31, 2024, related to contract liabilities as of January 1, 2024 and $1.9 billion during the quarter ended March 31, 2023, related to contract liabilities as of January 1, 2023.
As of March 31, 2024, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets are net of an allowance for expected credit losses of $194 million and $197 million as of March 31, 2024 and December 31, 2023, respectively.
Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
Raw materials	$4,126	$3,911
Work-in-process	4,384	4,162
Finished goods	3,876	3,704
Total inventory, net	$12,386	$11,777
Note 9: Borrowings and Lines of Credit
As of March 31, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2024 and December 31, 2023, we had no commercial paper borrowings outstanding. During the quarter ended March 31, 2024, we had no new borrowings, and no repayments, of commercial paper with maturities greater than 90 days. During the quarter ended March 31, 2023, we had no new borrowings, and $100 million in repayments, of commercial paper with maturities greater than 90 days.
There were no issuances of long-term debt during the quarter ended March 31, 2024. We had the following issuances of long-term debt during the quarter ended March 31, 2023:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250

There were no repayments of long-term debt during the quarter ended March 31, 2023. We made the following repayment of long-term debt during the quarter ended March 31, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
March 15, 2024	3.200% notes due 2024	$950
In April 2024, we repaid $500 million of the 3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% term loan due 2025.
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
3.200% notes due 2024 (1)	$—	$950
3.150% notes due 2024 (1)	300	300
3 Month SOFR plus 1.225% term loan due 2025	2,000	2,000
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	542	548
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600

4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	252	255
Total principal long-term debt	42,738	43,697
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(60)	(59)
Total long-term debt	42,678	43,638
Less: current portion	344	1,283
Long-term debt, net of current portion	$42,334	$42,355
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt at March 31, 2024 is approximately 13 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	2	8
PRB plans	9	4
Defined contribution plans	395	372
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	March 31, 2024	December 31, 2023
Noncurrent pension assets (included in Other assets)	$1,600	$1,296
Current pension and PRB liabilities (included in Accrued employee compensation)	270	270
Future pension and postretirement benefit obligations	2,320	2,385
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	March 31, 2024	December 31, 2023
Noncurrent pension liabilities	$1,679	$1,737
Noncurrent PRB liabilities	580	582
Other pension and PRB related items	61	66
Future pension and postretirement benefit obligations	$2,320	$2,385

The components of net periodic (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended March 31,		PRB Quarter Ended March 31,
(dollars in millions)	2024	2023	2024	2023
Operating expense
Service cost	$47	$55	$1	$1
Non-operating expense
Interest cost	596	626	11	12
Expected return on plan assets	(937)	(937)	(5)	(5)
Amortization of prior service credit	(43)	(39)	—	—
Recognized actuarial net (gain) loss	5	(95)	(6)	(8)
Net settlement, curtailment, and special termination benefit (gain) loss	(7)	2	—	—
Non-service pension income	(386)	(443)	—	(1)
Total net periodic (income) expense	$(339)	$(388)	$1	$—
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Marketable securities held in trusts	$705	$745
Note 11: Income Taxes
Our effective tax rate for the quarter ended March 31, 2024 was 5.8%, as compared to 18.4% for the quarter ended March 31, 2023. The lower effective tax rate for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is primarily driven by the $275 million tax benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins audits, partially offset by the tax costs related to the sale of the CIS business of $143 million.
We conduct business globally and, as a result, RTX or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2014.
The Examination Division of the Internal Revenue Service (IRS) has concluded the examination phase of RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017 and 2018, and pre-merger Raytheon Company tax years 2017, 2018 and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon merger. The Company filed protests with respect to certain IRS proposed adjustments for each exam and will dispute these adjustments at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is uncertain.
As a result of the conclusion of the examination phases for RTX and Rockwell Collins during the quarter ended March 31, 2024, the Company recognized a net income benefit of $285 million in the quarter, of which $275 million is within income tax expense. The net income benefit recognized includes the effects of adjusting interest accruals and certain tax related indemnity receivables.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net reduction of $50 million to a net increase of $75 million as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.

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
The present value of aggregate notional principal of our outstanding foreign currency hedges was $14.9 billion and $15.8 billion at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, all derivative contracts accounted for as cash flow hedges will mature by March 2036.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$173	$225
	Other accrued liabilities	166	143
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$22	$83
	Other accrued liabilities	46	37
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters ended March 31, 2024 and 2023 are presented in “Note 17: Equity.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of March 31, 2024, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income, net, on the Condensed Consolidated Statement of Operations and is not significant.
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$705	$646	$59	$—
Derivative assets	195	—	195	—
Derivative liabilities	212	—	212	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$745	$682	$63	$—
Derivative assets	308	—	308	—
Derivative liabilities	180	—	180	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.

As of March 31, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$66	$56	$74	$63
Long-term debt (excluding finance leases)	42,588	39,957	43,546	41,598
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$56	$—	$56	$—
Long-term debt (excluding finance leases)	39,957	—	35,914	4,043

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$63	$—	$63	$—
Long-term debt (excluding finance leases)	41,598	—	37,559	4,039
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature and is classified as level 3 within the fair value hierarchy.
Note 14: Variable Interest Entities
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

(dollars in millions)	March 31, 2024	December 31, 2023
Current assets	$9,200	$9,309
Noncurrent assets	946	860
Total assets	$10,146	$10,169
Current liabilities	$12,680	$13,020
Noncurrent liabilities	84	31
Total liabilities	$12,764	$13,051
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2032. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of March 31, 2024 and December 31, 2023, the following financial guarantees were outstanding:

	March 31, 2024		December 31, 2023
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$286	$—	$288	$—
Third party guarantees	365	1	386	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $134 million and $135 million at March 31, 2024 and December 31, 2023, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $94 million and $97 million at March 31, 2024 and December 31, 2023, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2024 and 2023 were as follows:

(dollars in millions)	2024	2023
Balance as of January 1	$1,091	$1,109
Warranties and performance guarantees issued	65	69
Settlements	(71)	(84)
Other	(1)	(1)
Balance as of March 31	$1,084	$1,093
Product and service guarantees incurred in connection with long term production contracts and certain aftermarket arrangements are generally accounted for within the contract estimates at completion.
Note 16: Commitments and Contingencies
Except as otherwise noted, while we are unable to predict the final outcome, based on information currently available, we do not believe that resolution of any of the following matters will have a material adverse effect upon our competitive position, results of operations, financial condition, or liquidity.
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of March 31, 2024 and December 31, 2023, we had $770 million and $760 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.5 billion and $14.6 billion as of March 31, 2024 and December 31, 2023, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.3 billion as of March 31, 2024.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2024, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023, and this guidance has been reflected in airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are expected to result in significant incremental shop visits through the end of 2026. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the PW1100 powered A320neo fleet through 2026.
As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, Pratt & Whitney recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This amount reflected our best estimate of expected customer compensation for the estimated duration of the disruption as well as the EAC adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At March 31, 2024 and December 31, 2023, we had Other accrued liabilities of $2.7 billion and $2.8 billion, respectively, related to the Powder Metal Matter. The change in the accrual during the quarter ended March 31, 2024 was primarily due to customer payments and credits issued.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.73 billion plus interest ($1.09 billion at March 31, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($162 million at March 31, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($131 million at March 31, 2024). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($59 million at March 31, 2024). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
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

DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon’s business since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential civil defective pricing claims for certain Raytheon contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a certain Raytheon contract entered into in 2017. We are cooperating fully with, and will continue to review the issues raised by, the DOJ’s ongoing investigation. We continue to make substantial progress in our internal review of the issues raised by the DOJ investigation. Although we believe we have defenses to the potential claims, the Company has determined that there is a probable risk of liability for damages, interest, and potential penalties, and has accrued $306 million for this matter. We are currently unable to estimate an incremental loss, if any, which may result when the DOJ investigation is complete. Based on the information available to date, we do not believe the results of the DOJ investigation, or of any pending or potential civil litigation, will have a material adverse effect on our results of operations, financial condition, or liquidity.
UTC Equity Conversion Litigation
As previously disclosed, on December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which United Technologies Corporation (UTC) equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly traded companies. We believe that the lawsuit lacks merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
In April 2024, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former officers and directors of the Company alleging that defendants breached their fiduciary duties by failing to implement and enforce a reasonable oversight mechanism for compliance with antitrust laws. We believe that the lawsuit lacks merit. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
Powder Metal Disclosure Litigation and SEC Investigation
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two sets of civil actions were filed against RTX. First, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s Geared Turbofan engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. The lawsuits were consolidated and remain pending. Second, multiple shareholder derivative lawsuits were filed against current and former Officers and Directors of the Company, all of which have now been consolidated into a single action which is pending in the United States District Court for the District of Delaware. The operative complaint in the consolidated action alleges that the defendants caused the Company to make materially false and misleading statements relating to Pratt & Whitney’s Geared Turbofan engines, and failed to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting. Based on the information available to date, we do not believe that either matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Other. As described in “Note 15: Guarantees,” we extend performance and operating cost guarantees beyond our normal warranty and service policies for extended periods on some of our products. We have accrued our estimate of the liability that may result under these guarantees and for service costs that are probable and can be reasonably estimated.
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
Note 17: Equity
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
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended March 31, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(121)	(7)	(81)	(209)
Amounts reclassified, pre-tax	—	(44)	8	(36)
Tax benefit (expense)	(1)	12	18	29
Balance at March 31, 2024	$(562)	$(2,065)	$(8)	$(2,635)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended March 31, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	122	(4)	(27)	91
Amounts reclassified, pre-tax	—	(142)	39	(103)
Tax benefit (expense)	1	38	2	41
Balance at March 31, 2023	$(882)	$(890)	$(217)	$(1,989)
Note 18: Segment Financial Data
Our operations, for the periods presented herein, are classified into three principal segments: Collins, Pratt & Whitney, and Raytheon. Our segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended March 31, 2024 and 2023 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2024	2023	2024	2023	2024	2023
Collins Aerospace	$6,673	$6,120	$849	$897	12.7%	14.7%
Pratt & Whitney	6,456	5,230	412	415	6.4%	7.9%
Raytheon (2)	6,659	6,292	996	571	15.0%	9.1%
Total segment	19,788	17,642	2,257	1,883	11.4%	10.7%
Eliminations and other (1)	(483)	(428)	(5)	51
Corporate expenses and other unallocated items	—	—	(96)	(43)
FAS/CAS operating adjustment	—	—	214	289
Acquisition accounting adjustments	—	—	(500)	(493)
Consolidated	$19,305	$17,214	$1,870	$1,687	9.7%	9.8%
(1)    Includes the operating results of certain smaller operations.
(2)    Operating Profit includes a $0.4 billion gain, net of transaction and other related costs, related to the sale of our CIS business. See “Note 2: Acquisitions and Dispositions” for additional information.
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
Segment sales disaggregated by geographic region based on customer location for the quarters ended March 31, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,321	$3,010	$4,982	$48	$11,361	$3,097	$2,631	$4,776	$44	$10,548
Europe	1,615	1,670	547	1	3,833	1,479	1,120	390	1	2,990
Asia Pacific	691	1,194	541	1	2,427	591	905	554	—	2,050
Middle East and North Africa	181	138	530	—	849	163	110	490	—	763
Other regions	361	444	30	—	835	349	463	51	—	863
Consolidated net sales	6,169	6,456	6,630	50	19,305	5,679	5,229	6,261	45	17,214
Inter-segment sales	504	—	29	(533)	—	441	1	31	(473)	—
Business segment sales	$6,673	$6,456	$6,659	$(483)	$19,305	$6,120	$5,230	$6,292	$(428)	$17,214
Segment sales disaggregated by type of customer for the quarters ended March 31, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,564	$1,558	$4,957	$48	$8,127	$1,594	$1,222	$4,698	$43	$7,557
Foreign military sales through the U.S. government	81	310	858	—	1,249	83	332	847	—	1,262
Foreign government direct commercial sales	309	158	740	1	1,208	260	118	625	1	1,004
Commercial aerospace and other commercial sales	4,215	4,430	75	1	8,721	3,742	3,557	91	1	7,391
Consolidated net sales	6,169	6,456	6,630	50	19,305	5,679	5,229	6,261	45	17,214
Inter-segment sales	504	—	29	(533)	—	441	1	31	(473)	—
Business segment sales	$6,673	$6,456	$6,659	$(483)	$19,305	$6,120	$5,230	$6,292	$(428)	$17,214
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$4,833	$3,957	$5,467	$46	$14,303	$4,450	$3,052	$5,242	$43	$12,787
Services	1,336	2,499	1,163	4	5,002	1,229	2,177	1,019	2	4,427
Consolidated net sales	6,169	6,456	6,630	50	19,305	5,679	5,229	6,261	45	17,214
Inter-segment sales	504	—	29	(533)	—	441	1	31	(473)	—
Business segment sales	$6,673	$6,456	$6,659	$(483)	$19,305	$6,120	$5,230	$6,292	$(428)	$17,214
Raytheon segment sales disaggregated by contract type for the quarters ended March 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Fixed-price	$3,293	$3,237
Cost-type	3,337	3,024
Consolidated net sales	6,630	6,261
Inter-segment sales	29	31
Business segment sales	$6,659	$6,292

Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $202 billion as of March 31, 2024. Of the total RPO as of March 31, 2024, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In March 2024, the SEC issued the final rule under SEC Release No. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
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
Other new pronouncements issued but not effective until after March 31, 2024 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters ended March 31, 2024 and 2023, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 23, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of March 31, 2024, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 23, 2024

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Effective July 1, 2023, we streamlined the structure of our core businesses to three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Prior period information has been recast to conform to our current period presentation as discussed in our 2023 Annual Report on Form 10-K.
Raytheon follows a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Quarterly Report on Form 10-Q, when we refer to the quarters ended March 31, 2024 and 2023 with respect to Raytheon, we are referring to their March 31, 2024 and April 2, 2023 fiscal quarter ends, respectively.
The current status of significant factors affecting our business environment in 2024 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2023 Annual Report on Form 10-K.
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
Pratt & Whitney Powder Metal Matter. As described further in “Note 16: Commitments and Contingencies,” within Item 1 of this Form 10-Q, Pratt & Whitney has determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”).
Global Supply Chain. We are dependent on a global supply chain and in recent years have experienced supply chain disruptions that resulted in delays and increased costs which adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and have been driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. As a result of the Canadian government’s imposition of sanctions in February 2024, which included U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins segment. These charges are primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Economic Environment. High inflation levels have increased material and component prices, labor rates, and supplier costs and have negatively impacted our operating profit and margin, including impact on productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and of our suppliers to perform. Moreover, volatility in interest rates and financial markets can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our Customer Oriented Results Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
Geopolitical Matters. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers, including as discussed above in Global Supply Chain; however, based on information available to date, we do not currently expect these issues will have a material adverse effect on our financial results. We will continue to monitor future developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
In February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. In addition, in September 2022, China indicated that it decided to sanction our Chairman and Chief Executive Officer, Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. Most recently, in January 2024, China announced sanctions against Data Link Solutions LLC, a Collins Aerospace joint venture. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments, and those approvals may not be obtained on a timely basis or at all or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of March 31, 2024, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and elsewhere relating to the ongoing war between Israel and Hamas and the associated rising regional conflicts and tensions, such as Houthi attacks on shipping in the Red Sea, and the U.S. and its partners’ responses to the foregoing. To date, the impacts to RTX have been minimal. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, though we could experience future delivery delays of certain products because of the current situation. Given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2023 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2024.
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

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net sales	$19,305	$17,214
The factors contributing to the change year-over-year in total net sales for the quarter ended March 31, 2024 are as follows:

(dollars in millions)	Quarter Ended March 31, 2024
Organic (1)	$2,123
Acquisitions and divestitures, net	(19)
Other	(13)
Total change	$2,091
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $2.1 billion organically in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily due to higher organic sales of $1.2 billion at Pratt & Whitney, $0.5 billion at Collins, and $0.4 billion at Raytheon.
See “Segment Review” below for further information by segment.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Net Sales
Products	$14,303	$12,787	74.1%	74.3%
Services	5,002	4,427	25.9%	25.7%
Total net sales	$19,305	$17,214	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.5 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily due to increases in external products sales of $0.9 billion at Pratt & Whitney, $0.4 billion at Collins, and $0.2 billion at Raytheon.
Net services sales increased $0.6 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily due to increases in external services sales of $0.3 billion at Pratt & Whitney, $0.2 billion at Raytheon, and $0.1 billion at Collins.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Sales to the U.S. government (1)	$8,127	$7,557	42.1%	43.9%
Foreign military sales through the U.S. government	1,249	1,262	6.5%	7.3%
Foreign government direct commercial sales	1,208	1,004	6.3%	5.8%
Commercial aerospace and other commercial sales	8,721	7,391	45.2%	42.9%
Total net sales	$19,305	$17,214	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Total cost of sales	$15,744	$13,645
Percentage of net sales	81.6%	79.3%

The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2024 are as follows:

(dollars in millions)	Quarter Ended March 31, 2024
Organic (1)	$1,829
Acquisitions and divestitures, net	(19)
Restructuring	6
FAS/CAS operating adjustment	63
Acquisition accounting adjustments	7
Other	213
Total change	$2,099
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $1.8 billion for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, was primarily driven by the organic sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales increased $0.2 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily driven by $175 million of charges at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
For discussion on FAS/CAS operating adjustment, see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Cost of sales
Products	$12,216	$10,700	63.3%	62.2%
Services	3,528	2,945	18.3%	17.1%
Total cost of sales	$15,744	$13,645	81.6%	79.3%
Net products cost of sales increased $1.5 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, primarily driven by increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, all driven by the products sales changes noted above, and charges at Collins as a result of initiating alternative titanium sources.
Net services cost of sales increased $0.6 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, each driven by the services sales changes noted above.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Company-funded	$669	$607
Percentage of net sales	3.5%	3.5%
Customer-funded (1)	$1,236	$1,122
Percentage of net sales	6.4%	6.5%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $0.1 billion for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily driven by increased spending on commercial program development at Pratt & Whitney and Collins.

The increase in customer-funded research and development of $0.1 billion for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily driven by higher expenses on commercial and defense programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various development programs at Raytheon.

Selling, General, and Administrative

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Selling, general, and administrative	$1,394	$1,363
Percentage of net sales	7.2%	7.9%
Selling, general, and administrative expenses in the quarter ended March 31, 2024 were relatively consistent with the quarter ended March 31, 2023.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Other income, net	$372	$88
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income, net of $0.3 billion for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to a $0.4 billion gain on sale of Raytheon’s Cybersecurity, Intelligence and Services (CIS) business, net of transaction costs in the first quarter of 2024. This increase was partially offset by the absence of a gain on sale of land during the first quarter of 2023 and the reversal of certain tax related indemnity receivables in the first quarter of 2024.
Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Operating profit	$1,870	$1,687
Operating profit margin	9.7%	9.8%
The change in Operating profit of $0.2 billion for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily driven by a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024 and the operating performance of our segments. These items were partially offset by charges at Collins as a result of initiating alternative titanium sources, the change in our FAS/CAS operating adjustment, the change in Eliminations and other, and the change in Corporate expenses and other unallocated items, all of which are described below in “Segment Review.”
Non-service Pension Income

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Non-service pension income	$(386)	$(444)
The change in Non-service pension income of $58 million for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.

Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Interest expense	$420	$339
Interest income	(11)	(10)
Other non-operating expense (income) (1)	(4)	(14)
Interest expense, net	$405	$315
Average interest expense rate	4.7%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net increased $90 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. The increase in Interest expense of $81 million was primarily due to the long-term debt issuances in 2023, partially offset by the reversal of interest accruals as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits in the first quarter of 2024.
Income Taxes

	Quarter Ended March 31,
	2024	2023
Effective income tax rate	5.8%	18.4%
Our effective tax rate for the quarter ended March 31, 2024 was 5.8% as compared to 18.4% for the quarter ended March 31, 2023. The lower effective tax rate for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is primarily driven by the $275 million tax benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins audits, partially offset by the tax costs related to the sale of the CIS business of $143 million.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2024	2023
Net income attributable to common shareowners	$1,709	$1,426
Diluted earnings per share	$1.28	$0.97
Net income attributable to common shareowners for the quarter ended March 31, 2024 includes the following:
•acquisition accounting adjustments of $389 million, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.29;
•benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits of $285 million, net of tax, which had a favorable impact on diluted EPS of $0.21;
•a gain on sale of the CIS business, net of transaction and other related costs, of $241 million, net of tax, which had a favorable impact on diluted EPS of $0.18; and
•charges related to initiating alternative titanium sources at our Collins segment of $175 million, which had an unfavorable impact on diluted EPS of $0.13.
Net income attributable to common shareowners for the quarter ended March 31, 2023 includes the following:
•acquisition accounting adjustments of $385 million, net of tax, which had an unfavorable impact on diluted EPS of $0.26.
SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into three principal segments: Collins, Pratt & Whitney, and Raytheon. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment Total net sales and Operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment results exclude certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Collins Aerospace	$6,673	$6,120
Pratt & Whitney	6,456	5,230
Raytheon	6,659	6,292
Total segment	19,788	17,642
Eliminations and other	(483)	(428)
Consolidated	$19,305	$17,214
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Collins Aerospace	$849	$897
Pratt & Whitney	412	415
Raytheon	996	571
Total segment	2,257	1,883
Eliminations and other	(5)	51
Corporate expenses and other unallocated items	(96)	(43)
FAS/CAS operating adjustment	214	289
Acquisition accounting adjustments	(500)	(493)
Consolidated	$1,870	$1,687
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

We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Gross favorable	$210	$303
Gross unfavorable	(372)	(427)
Total net EAC adjustments	$(162)	$(124)
The change in net EAC adjustments of $38 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to unfavorable changes in net EAC adjustments at Collins, partially offset by favorable changes in net EAC adjustments at Raytheon.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $202 billion and $196 billion as of March 31, 2024 and December 31, 2023, respectively, which includes defense backlog of $77 billion and $78 billion as of March 31, 2024 and December 31, 2023, respectively. In the quarter ended March 31, 2024, Raytheon backlog was reduced by $1.1 billion as a result of the sale of the CIS business. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $11 billion and $12 billion for the quarters ended March 31, 2024 and 2023, respectively.
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
Collins Aerospace

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Net sales	$6,673	$6,120	9%
Operating profit	849	897	(5)%
Operating profit margins	12.7%	14.7%
Quarter Ended March 31, 2024 Compared with Quarter Ended March 31, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$545	$—	$—	$8	$553
Operating profit	151	—	(3)	(196)	(48)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.5 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily relates to higher commercial aerospace aftermarket sales of $0.3 billion, principally driven by an increase in commercial air traffic which has resulted in an increase in flight hours. Commercial aerospace OEM sales increased $0.2 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 primarily due to increased volume across all OEM sales channels. Defense sales were up slightly in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 due to higher volume.
The organic operating profit increase of $0.2 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to higher commercial aerospace operating profit of $0.2 billion, principally driven by the higher aftermarket sales volume discussed above partially offset by unfavorable OEM mix. This increase in commercial aerospace operating profit was partially offset by higher space program costs in our defense business and higher research and development costs.
The decrease in Other operating profit of $0.2 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily driven by $175 million of charges primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. Refer to “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for further information regarding sanctions.
Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Net sales	$6,456	$5,230	23%
Operating profit	412	415	(1)%
Operating profit margins	6.4%	7.9%
Quarter Ended March 31, 2024 Compared with Quarter Ended March 31, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,226	$—	$—	$—	$1,226
Operating profit	7	—	1	(11)	(3)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.2 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 reflects higher commercial OEM sales of $0.6 billion primarily driven by higher GTF volume and favorable mix. The increase in military sales was $0.4 billion, driven by higher sustainment volume and favorable mix across multiple platforms as well as higher development volume. The increase also includes higher commercial aftermarket sales of $0.2 billion primarily driven by higher GTF volume.
Organic operating profit was relatively consistent in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. Commercial aerospace operating profit was flat as the benefit from favorable commercial OEM mix and higher commercial aftermarket volume was offset by the unfavorable impact from higher commercial OEM volume and commercial aftermarket mix, as well as, the absence of a $60 million favorable contract matter in the first quarter of 2023. Additionally, higher military operating profit, driven by the volume and favorable mix discussed above, was offset by higher research and development and selling, general, and administrative expenses.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
Raytheon

	Quarter Ended March 31,
(dollars in millions)	2024	2023	Change
Net sales	$6,659	$6,292	6%
Operating profit	996	571	74%
Operating profit margins	15.0%	9.1%
Defense Bookings	$8,122	$9,105	(11)%
Quarter Ended March 31, 2024 Compared with Quarter Ended March 31, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$384	$(19)	$—	$2	$367
Operating Profit	51	—	(2)	376	425
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.4 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to higher net sales of $0.2 billion from land and air defense systems programs, and $0.1 billion from advanced technology programs. The increase in land and air defense systems programs was primarily driven by higher net sales on certain international Patriot programs, higher net sales on Counter-Unmanned Aircraft Systems (C-UAS), and higher volume on certain international National Advanced Surface-to-air Missile System (NASAMS) programs. The increase in advanced technology programs was primarily driven by higher volume on classified programs and an advanced development program.
The organic operating profit increase of $0.1 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023, was due to a favorable change in net EAC adjustments of approximately $60 million and higher volume of approximately $40 million on the sales increases noted above, partially offset by an unfavorable change in mix and other performance of approximately $50 million. The favorable change in net EAC adjustments benefited from the absence of an unfavorable impact related to a significant contract option exercised in the first quarter of 2023. The unfavorable change in mix and other performance was spread across numerous programs with no individual or common significant driver.
The Other operating profit change of $0.4 billion in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 is primarily due to a $0.4 billion gain on sale of the Cybersecurity, Intelligence and Services (CIS) business, net of transaction and other related costs in the first quarter of 2024.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
Defense Backlog and Bookings– Backlog was $53 billion at March 31, 2024 and $52 billion at December 31, 2023. Included in the change in backlog was a $1.1 billion reduction related to the sale of the CIS business discussed above. In addition to a number of smaller bookings, in the quarter ended March 31, 2024, Raytheon booked $1.6 billion on a number of classified contracts, $1.2 billion to provide Patriot Air Defense systems to Germany, $818 million to provide Guidance Enhanced Missiles (GEM-T) for NATO Support and Procurement Agency (NSPA), $623 million to provide GEM-T for an international customer, $282 million to provide NASAMS for Ukraine, and $251 million to provide GEM-T for an international customer.
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

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2024	2023	2024	2023
Eliminations and other	$(483)	$(428)	$(5)	$51
Corporate expenses and other unallocated items	—	—	(96)	(43)
The increase in eliminations and other net sales of $55 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $56 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to a gain on sale of land in the first quarter of 2023.
The change in corporate expenses and other unallocated items operating profit of $53 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was primarily due to the reversal of certain tax related indemnity receivables in the first quarter of 2024.
FAS/CAS operating adjustment
We present a FAS/CAS operating adjustment outside of segment results, which represents the difference between the service cost component of our pension and PRB expense under the FAS requirements of U.S. GAAP and our pension and PRB expense under U.S government CAS, primarily related to our Raytheon segment. While the ultimate liability for pension and PRB costs under FAS and CAS is similar, the pattern of cost recognition is different. Over time, we generally expect to recover the related Raytheon pension and PRB liabilities through the pricing of our products and services to the U.S. government. Collins and Pratt & Whitney generally record pension and PRB expense on a FAS basis.

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
FAS service cost (expense)	$(35)	$(37)
CAS expense	249	326
FAS/CAS operating adjustment	$214	$289
The change in our FAS/CAS operating adjustment of $75 million in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 was driven by a decrease in CAS expense, primarily due to the recognition of historical CAS gain/loss experience.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Amortization of acquired intangibles	$(506)	$(495)
Amortization of property, plant, and equipment fair value adjustment	(12)	(16)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	18	18
Acquisition accounting adjustments	$(500)	$(493)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Collins Aerospace	$(211)	$(217)
Pratt & Whitney	(60)	(64)
Raytheon	(229)	(212)
Total segment	(500)	(493)
Eliminations and other	—	—
Acquisition accounting adjustments	$(500)	$(493)
Acquisition accounting adjustments for the quarter ended March 31, 2024 were relatively consistent with the quarter ended March 31, 2023, respectively.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,607	$6,587
Total debt	42,844	43,827
Total equity	62,100	61,410
Total capitalization (total debt plus total equity)	104,944	105,237
Total debt to total capitalization	41%	42%
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
At March 31, 2024, we had cash and cash equivalents of $5.6 billion, of which approximately 31% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. Our S&P Global credit rating remains at BBB+/negative, and our Moody’s Investors Service outlook is Baa1/negative. Though the Company expects to continue having adequate access to funds, declines in our credit ratings or Company outlook could result in higher borrowing costs.
As of March 31, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2024, we had no commercial paper borrowings outstanding.
We made the following repayment of long-term debt during the quarter ended March 31, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
March 15, 2024	3.200% notes due 2024	$950

In April 2024, we repaid $500 million of the 3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% term loan due 2025.
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
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net cash flows provided by (used in) operating activities	$342	$(863)
The $1.2 billion change in cash flows provided by (used in) operating activities in the quarter ended March 31, 2024, compared to in the quarter ended March 31, 2023, was driven by a favorable impact from accounts receivable primarily due to the timing of collections and the related increase in factoring discussed below. Included in the change in accounts payable and accrued liabilities was a change in collaborator payables at Pratt & Whitney, which was mostly offset by a change in collaborator receivables, included in accounts receivable, due to the timing of settlements.

The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. During the quarter ended March 31, 2024, factoring activity resulted in an increase of approximately $0.4 billion in cash provided by operating activities, compared to a decrease of approximately $0.4 billion in cash provided by operating activities during the quarter ended March 31, 2023. Factoring activity includes amounts factored on certain aerospace receivables at the customer’s request for which we may be compensated by the customer.
We made net tax payments of $129 million and $171 million in the quarters ended March 31, 2024 and 2023, respectively.
While the timing of cash flows relating to the Powder Metal Matter are subject to a number of variables, we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan and period of increased aircraft on ground levels. We currently estimate cash outflows related to the Powder Metal Matter of approximately $1.3 billion in 2024.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net cash flows provided by (used in) investing activities	$693	$(579)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.3 billion change in cash flows provided by (used in) investing activities in the quarter ended March 31, 2024, compared to in the quarter ended March 31, 2023, was primarily related to the sale of our CIS business within Raytheon for proceeds of approximately $1.3 billion in cash.
During the quarters ended March 31, 2024 and 2023, we increased other intangible assets by $163 million and $154 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2024	2023
Net cash flows (used in) provided by financing activities	$(2,007)	$1,096
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $3.1 billion change in cash flows (used in) provided by financing activities in the quarter ended March 31, 2024, compared to in the quarter ended March 31, 2023, was primarily driven by prior year cash provided by long-term debt issuances of $3.0 billion and current year repayment of long-term debt of $1.0 billion, partially offset by lower share repurchases of $0.5 billion, and prior year repayments of commercial paper, net, of $0.4 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments and commercial paper.
At March 31, 2024, management had remaining authority to repurchase approximately $1.0 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Quarter Ended March 31,
(dollars in millions; shares in thousands)	2024		2023
	$	Shares	$	Shares
Shares of common stock repurchased (1)	$56	616	$562	5,714
(1)    Relates to share repurchases that were settled in cash during the period.

Our Board of Directors authorized the following cash dividends:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2024	2023
Dividends paid per share of common stock	$0.590	$0.550
Total dividends paid	$769	$790
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2024. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2023 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, a rare condition in powder metal used to manufacture certain engine parts requiring accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet (herein referred to as the Powder Metal Matter) and related matters and activities, including without limitation other engine models that may be impacted, anticipated benefits to RTX of its segment realignment, pending disposition of Collins’ actuation and flight control business, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, including related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks;
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
•risks relating to realizing expected benefits from, incurring costs for, and successfully managing the Company’s segment realignment effective July 1, 2023 and other RTX strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;
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
•changes in production volumes of one or more of our significant customers as a result of business or other challenges, and the resulting effect on its or their demand for our products and services;
•risks relating to a RTX product safety failure or other failure affecting RTX’s or its customers’ or suppliers’ products or systems;
•risks relating to cybersecurity, including cyber-attacks on RTX’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
•risks relating to our intellectual property and certain third-party intellectual property;
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
In addition, this Form 10-Q includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 16: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” and “Liquidity and Financial Condition,” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business” under the headings “General,” “Business Segments,” and “Other Matters Relating to Our Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Business Overview,” “Results of Operations,” “Liquidity and Financial Condition,” “Critical Accounting Estimates,” and “Government Matters”. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Pursuant to SEC regulations, for proceedings under environmental laws to which a government authority is a party and we reasonably believe such proceedings will result in monetary sanctions, we have adopted a disclosure threshold of $1 million.
Environmental Enforcement Proceeding
The Colorado Department of Public Health and Environment (CDPHE) issued a Notice of Violation/Cease and Desist Order (NOV/CDO) to Raytheon Company on January 31, 2023, alleging violations of a water discharge permit at a former Raytheon Company facility in Boulder, Colorado. On March 27, 2024, CDPHE informed Raytheon Company that it is seeking a penalty in the amount of approximately $1 million in connection with the alleged violations and is requiring us to undertake a compliance program. Raytheon Company is contesting the alleged violations and the penalty demand, and has the right to appeal the NOV/CDO and any associated penalty. We do not expect liability related to this matter to have a material adverse impact on our results of operations, financial condition or liquidity.
See “Note 16: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding additional material legal proceedings.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2023 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition, or future results set forth under Item 1A in our 2023 Annual Report on Form 10-K (2023 Form 10-K). There have been no material changes from the factors disclosed in our 2023 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024.

2024	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	157	$87.89	—	$976
February 1 - February 29	152	90.70	—	976
March 1 - March 31	251	92.44	—	976
Total	560	$90.70	—
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
On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, in 2023 we made aggregate payments of $10 billion, and received initial deliveries of approximately 108.4 million shares, representing approximately 85% of the shares expected to be repurchased. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Upon final settlement of the ASR, under certain circumstances, each of the counterparties may be required to deliver additional shares of common stock, or we may be required to deliver shares of common stock or to make a cash payment to the counterparties, at our election. The final settlement of each transaction under the ASR agreements is scheduled to occur no later than the third quarter of 2024 and in each case may be accelerated at the option of the applicable counterparty.
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. During the quarter ended March 31, 2024, we repurchased 560 thousand shares outside of the program related to our employee savings plan.
Item 5.        Other Information
During the quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	RTX Corporation Compensation Deferral Plan, as Amended and Restated, effective November 1, 2023.*

10.2	2024 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.3	2024 Schedule of Terms for performance share unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.4	2024 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.5	2024 Schedule of Terms for stock option awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated.*

10.6	RTX Corporation Executive Leadership Group Program, as amended and restated, effective December 19, 2023.*

10.7	Schedule of Terms for Restricted Stock Unit Retention Award under the RTX Corporation Executive Leadership Group Program, effective January 1, 2024.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	April 23, 2024	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 23, 2024	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)