Form 10-Q
period 2024-06-30
RTX Corp
filed 2024-07-25
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
At June 30, 2024 there were 1,330,239,366 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net Sales:
Products sales	$14,562	$13,411	$28,865	$26,198
Services sales	5,159	4,904	10,161	9,331
Total net sales	19,721	18,315	39,026	35,529
Costs and Expenses:
Cost of sales - products	12,625	11,089	24,841	21,789
Cost of sales - services	3,516	3,429	7,044	6,374
Research and development	706	729	1,375	1,336
Selling, general, and administrative	1,449	1,600	2,843	2,963
Total costs and expenses	18,296	16,847	36,103	32,462
Other income (expense), net	(896)	25	(524)	113
Operating profit	529	1,493	2,399	3,180
Non-operating expense (income), net:
Non-service pension income	(374)	(447)	(760)	(891)
Interest expense, net	475	333	880	648
Total non-operating expense (income), net	101	(114)	120	(243)
Income before income taxes	428	1,607	2,279	3,423
Income tax expense	253	248	361	583
Net income	175	1,359	1,918	2,840
Less: Noncontrolling interest in subsidiaries’ earnings	64	32	98	87
Net income attributable to common shareowners	$111	$1,327	$1,820	$2,753

Earnings Per Share attributable to common shareowners:
Basic	$0.08	$0.91	$1.37	$1.89
Diluted	0.08	0.90	$1.36	$1.87
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$175	$1,359	$1,918	$2,840
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(68)	404	(189)	526
Pension and postretirement benefit plans adjustments	(46)	(183)	(97)	(329)
Change in unrealized cash flow hedging	21	285	(52)	297
Other comprehensive income (loss), before tax	(93)	506	(338)	494
Income tax benefit related to items of other comprehensive income (loss)	10	(19)	39	22
Other comprehensive income (loss), net of tax	(83)	487	(299)	516
Comprehensive income	92	1,846	1,619	3,356
Less: Comprehensive income attributable to noncontrolling interest	64	32	98	87
Comprehensive income attributable to common shareowners	$28	$1,814	$1,521	$3,269
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$6,011	$6,587
Accounts receivable, net	10,252	10,838
Contract assets	13,581	12,139
Inventory, net	13,047	11,777
Other assets, current	6,334	7,076
Total current assets	49,225	48,417
Customer financing assets	2,320	2,392
Fixed assets	32,062	31,392
Accumulated depreciation	(16,369)	(15,644)
Fixed assets, net	15,693	15,748
Operating lease right-of-use assets	1,664	1,638
Goodwill	53,347	53,699
Intangible assets, net	34,503	35,399
Other assets	4,417	4,576
Total assets	$161,169	$161,869
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$231	$189
Accounts payable	10,939	10,698
Accrued employee compensation	2,065	2,491
Other accrued liabilities	17,048	14,917
Contract liabilities	17,665	17,183
Long-term debt currently due	1,617	1,283
Total current liabilities	49,565	46,761
Long-term debt	40,303	42,355
Operating lease liabilities, non-current	1,415	1,412
Future pension and postretirement benefit obligations	2,264	2,385
Other long-term liabilities	6,941	7,511
Total liabilities	100,488	100,424
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	31	35
Shareowners’ Equity:
Common stock	37,302	37,055
Treasury stock	(27,080)	(26,977)
Retained earnings	51,488	52,154
Unearned ESOP shares	(7)	(15)
Accumulated other comprehensive loss	(2,718)	(2,419)
Total shareowners’ equity	58,985	59,798
Noncontrolling interest	1,665	1,612
Total equity	60,650	61,410
Total liabilities, redeemable noncontrolling interest, and equity	$161,169	$161,869
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$1,918	$2,840
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,131	2,078
Deferred income tax provision (benefit)	185	(700)
Stock compensation cost	223	212
Net periodic pension and other postretirement income	(666)	(778)
Gain on sale of business, net of transaction costs (Note 2)	(415)	—
Change in:
Accounts receivable	587	(699)
Contract assets	(1,457)	(1,430)
Inventory	(1,361)	(1,322)
Other current assets	217	(634)
Accounts payable and accrued liabilities	1,245	(149)
Contract liabilities	512	255
Other operating activities, net	(44)	183
Net cash flows provided by (used in) operating activities	3,075	(144)
Investing Activities:
Capital expenditures	(1,004)	(1,046)
Dispositions of businesses, net of cash transferred	1,283	—
Increase in other intangible assets	(318)	(314)
(Payments) receipts from settlements of derivative contracts, net	(29)	45
Other investing activities, net	28	113
Net cash flows used in investing activities	(40)	(1,202)
Financing Activities:
Proceeds from long-term debt	—	2,974
Repayment of long-term debt	(1,700)	(3)
Change in commercial paper, net (Note 9)	—	470
Change in other short-term borrowings, net	43	(24)
Dividends paid on common stock	(1,592)	(1,634)
Repurchase of common stock	(100)	(1,158)
Other financing activities, net	(242)	(157)
Net cash flows (used in) provided by financing activities	(3,591)	468
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	19
Net decrease in cash, cash equivalents, and restricted cash	(568)	(859)
Cash, cash equivalents, and restricted cash, beginning of period	6,626	6,291
Cash, cash equivalents, and restricted cash, end of period	6,058	5,432
Less: Restricted cash, included in Other assets, current and Other assets	47	41
Cash and cash equivalents, end of period	$6,011	$5,391
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2024	2023	2024	2023
Equity beginning balance	$62,100	$74,347	$61,410	$74,178
Common Stock
Beginning balance	37,108	38,031	37,055	37,939
Common stock plans activity	194	198	247	290
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)	—	(1)
Ending balance	37,302	38,228	37,302	38,228
Treasury Stock
Beginning balance	(27,029)	(16,112)	(26,977)	(15,530)
Common stock repurchased	(51)	(601)	(103)	(1,183)
Ending balance	(27,080)	(16,713)	(27,080)	(16,713)
Retained Earnings
Beginning balance	53,052	52,891	52,154	52,269
Net income attributable to common shareholders	111	1,327	1,820	2,753
Dividends on common stock	(1,646)	(1,687)	(2,415)	(2,477)
Dividends on ESOP common stock	(30)	(29)	(44)	(42)
Other	1	(13)	(27)	(14)
Ending balance	51,488	52,489	51,488	52,489
Unearned ESOP Shares
Beginning balance	(11)	(26)	(15)	(28)
Common stock plans activity	4	4	8	6
Ending balance	(7)	(22)	(7)	(22)
Accumulated Other Comprehensive Loss
Beginning balance	(2,635)	(1,989)	(2,419)	(2,018)
Other comprehensive income (loss), net of tax	(83)	487	(299)	516
Ending balance	(2,718)	(1,502)	(2,718)	(1,502)
Noncontrolling Interest
Beginning balance	1,615	1,552	1,612	1,546
Net income	64	32	98	87
Less: Redeemable noncontrolling interest net income	(4)	(1)	(4)	(3)
Dividends attributable to noncontrolling interest	(10)	(7)	(41)	(51)
Disposition of noncontrolling interest, net	—	—	—	(3)
Ending balance	1,665	1,576	1,665	1,576
Equity at June 30	$60,650	$74,056	$60,650	$74,056
Supplemental share information
Shares of common stock issued under employee plans, net	1,219	410	4,378	1,230
Shares of common stock repurchased	486	6,036	1,046	11,954
Dividends declared per share of common stock	$1.260	$1.180	$1.850	$1.730
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2024 and for the quarters and six months ended June 30, 2024 and 2023 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2023 Annual Report on Form 10-K.
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
Raytheon follows a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and six months ended June 30, 2024 and 2023 with respect to Raytheon, we are referring to their June 30, 2024 and July 2, 2023 fiscal quarter ends, respectively.
Legal Matters. The Company has made progress in the quarter ended June 30, 2024 toward resolving several outstanding legal matters, herein referred to as “Expected Resolution of Certain Legal Matters.” The Company expects to enter into a deferred prosecution agreement with the Department of Justice (DOJ) and to be subject to an administrative order with the Securities and Exchange Commission (SEC) to resolve the previously disclosed criminal and civil government investigations into improper payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters); the Company also expects to enter into a deferred prosecution agreement and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). In addition, the Company has made progress in the quarter ended June 30, 2024 toward resolving certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations expected to be resolved pursuant to a consent agreement with the Department of State (DOS) (Trade Compliance Matters). As a result of the progress made, we recorded a combined pre-tax charge of $918 million during the quarter ended June 30, 2024, which included an accrual of $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), an accrual of $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and an accrual of $285 million related to Trade Compliance Matters. See “Note 16: Commitments and Contingencies” for additional information.
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
Russia Sanctions. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. As a result of the Canadian government’s imposition of sanctions in February 2024, including those imposed on U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins segment. These charges are primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. We continue to monitor developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.

Note 2: Acquisitions and Dispositions
Dispositions. On March 29, 2024, we completed the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction and other related costs, of $0.4 billion ($0.2 billion after tax), primarily recognized in Other income (expense), net within the Condensed Consolidated Statement of Operations.
As previously disclosed, on July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. On November 16, 2023, the Italian government notified RTX that it had denied Safran’s proposed acquisition of the portion of the Collins business conducted by Microtecnica S.r.l. On June 4, 2024, the Italian government notified RTX that it will now approve the proposed transaction in response to additional commitments Safran has agreed to make in respect of the proposed transaction. The closing of the transaction is subject to other regulatory approvals and other customary closing conditions.
On July 1, 2024, we entered into a definitive agreement to sell our Goodrich Hoist & Winch business within our Collins segment for approximately $0.5 billion in cash. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2024
Collins Aerospace (1)	$33,135	$(263)	$(91)	$32,781
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,984	—	2	18,986
Total Segments	53,682	(263)	(89)	53,330
Eliminations and other	17	—	—	17
Total	$53,699	$(263)	$(89)	$53,347
(1)    The reduction in Acquisitions and Divestitures includes the reclassification of goodwill to held for sale assets.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2024		December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$5,947	$(1,816)	$5,810	$(1,688)
Exclusivity assets	3,581	(365)	3,460	(352)
Developed technology and other	1,203	(670)	1,219	(635)
Customer relationships	29,516	(11,547)	29,605	(10,683)
	40,247	(14,398)	40,094	(13,358)
Indefinite-lived:
Trademarks and other	8,654	—	8,663	—
Total	$48,901	$(14,398)	$48,757	$(13,358)
Amortization of intangible assets for the quarters and six months ended June 30, 2024 and 2023 was $534 million and $1,060 million and $510 million and $1,019 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2024 through 2029:

(dollars in millions)	Remaining 2024	2025	2026	2027	2028	2029
Amortization expense	$1,157	$2,074	$1,993	$1,878	$1,795	$1,616

Note 4: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net income attributable to common shareowners	$111	$1,327	$1,820	$2,753
Basic weighted average number of shares outstanding	1,331.8	1,457.5	1,330.5	1,459.9
Stock awards and equity units (share equivalent)	10.3	11.2	9.2	11.6
Diluted weighted average number of shares outstanding	1,342.1	1,468.7	1,339.7	1,471.5
Earnings Per Share attributable to common shareowners:
Basic	$0.08	$0.91	$1.37	$1.89
Diluted	0.08	0.90	1.36	1.87
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2024, the number of stock awards excluded from the computation was 3.9 million and 9.6 million, respectively. For both the quarter and six months ended June 30, 2023, the number of stock awards excluded from the computation was 4.0 million.
Note 5: Changes in Contract Estimates at Completion
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenues and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Total net sales	$3	$(29)	$(15)	$(69)
Operating profit	(62)	(30)	(224)	(154)
Income attributable to common shareowners (1)	(49)	(24)	(177)	(122)
Diluted earnings per share attributable to common shareowners (1)	$(0.04)	$(0.02)	$(0.13)	$(0.08)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the quarter ended June 30, 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination.” As a result of this action, Raytheon recognized a $575 million charge related to the estimated impact of this termination. This charge includes the write-off of remaining contract assets and our best estimate of the expected settlement in conjunction with this termination.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
Accounts receivable	$10,561	$11,154
Allowance for expected credit losses	(309)	(316)
Total accounts receivable, net	$10,252	$10,838
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Contract assets	$13,581	$12,139
Contract liabilities	(17,665)	(17,183)
Net contract liabilities	$(4,084)	$(5,044)
Contract assets increased $1.4 billion during the six months ended June 30, 2024 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon. Contract liabilities increased $0.5 billion during the six months ended June 30, 2024 primarily due to billings in excess of sales on certain contracts at Raytheon. We recognized revenue of $1.8 billion and $4.4 billion during the quarter and six months ended June 30, 2024, respectively, related to contract liabilities outstanding as of January 1, 2024 and recognized revenue of $1.5 billion and $3.4 billion during the quarter and six months ended June 30, 2023, respectively, related to contract liabilities outstanding as of January 1, 2023.
As of June 30, 2024, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
Contract assets are net of an allowance for expected credit losses of $203 million and $197 million as of June 30, 2024 and December 31, 2023, respectively.

Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
Raw materials	$4,250	$3,911
Work-in-process	4,686	4,162
Finished goods	4,111	3,704
Total inventory, net	$13,047	$11,777
Note 9: Borrowings and Lines of Credit
As of June 30, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2024 and December 31, 2023, we had no commercial paper borrowings outstanding. During the six months ended June 30, 2024, we had no new borrowings or repayments of commercial paper with maturities greater than 90 days. During the six months ended June 30, 2023, we had no new borrowings and $200 million in repayments of commercial paper with maturities greater than 90 days.
There were no issuances of long-term debt during the six months ended June 30, 2024. We had the following issuances of long-term debt during the six months ended June 30, 2023:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250
There were no repayments of long-term debt during the six months ended June 30, 2023. We made the following repayments of long-term debt during the six months ended June 30, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	$250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950

(dollars in millions)	June 30, 2024	December 31, 2023
3.200% notes due 2024 (1)	$—	$950
3.150% notes due 2024 (1)	300	300
3 Month SOFR plus 1.225% term loan due 2025	1,250	2,000
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135

6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	535	548
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	254	255
Total principal long-term debt	41,983	43,697
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(63)	(59)
Total long-term debt	41,920	43,638
Less: current portion	1,617	1,283
Long-term debt, net of current portion	$40,303	$42,355
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of June 30, 2024 is approximately 13 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.

Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	10	20	12	28
PRB plans	4	8	13	12
Defined contribution plans	339	317	734	689
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2024	December 31, 2023
Noncurrent pension assets (included in Other assets)	$1,906	$1,296
Current pension and PRB liabilities (included in Accrued employee compensation)	270	270
Future pension and postretirement benefit obligations	2,264	2,385
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2024	December 31, 2023
Noncurrent pension liabilities	$1,634	$1,737
Noncurrent PRB liabilities	568	582
Other pension and PRB related items	62	66
Future pension and postretirement benefit obligations	$2,264	$2,385
The components of net periodic (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended June 30,		PRB Quarter Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Operating expense
Service cost	$47	$56	$1	$1
Non-operating expense
Interest cost	596	627	11	12
Expected return on plan assets	(936)	(938)	(5)	(5)
Amortization of prior service credit	(42)	(40)	—	—
Recognized actuarial net (gain) loss	5	(95)	(6)	(8)
Net settlement, curtailment, and special termination benefit (gain) loss	3	—	—	—
Non-service pension income	(374)	(446)	—	(1)
Total net periodic (income) expense	$(327)	$(390)	$1	$—

	Pension Benefits Six Months Ended June 30,		PRB Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Operating expense
Service cost	$94	$111	$2	$2
Non-operating expense
Interest cost	1,192	1,253	22	24
Expected return on plan assets	(1,873)	(1,875)	(10)	(10)
Amortization of prior service credit	(85)	(79)	—	—
Recognized actuarial net (gain) loss	10	(190)	(12)	(16)
Net settlement, curtailment and special termination benefit (gain) loss	(4)	2	—	—
Non-service pension income	(760)	(889)	—	(2)
Total net periodic (income) expense	$(666)	$(778)	$2	$—
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Marketable securities held in trusts	$714	$745
Note 11: Income Taxes
Our effective tax rates for the quarter and six months ended June 30, 2024 were 59.1% and 15.8%, respectively, as compared to 15.4% and 17.0% for the quarter and six months ended June 30, 2023, respectively.
The increase in the effective tax rate for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is primarily driven by a $918 million charge associated with the Expected Resolution of Certain Legal Matters accrued during the quarter ended June 30, 2024 where no tax benefit has been recorded. Additionally, the annualized effective tax rate currently forecasted for 2024 is higher than the comparable period in 2023, principally driven by lower U.S. federal research and development tax credits and higher non-U.S. income taxes. The higher forecasted non-U.S. income taxes are principally driven by legislation enacted during the quarter ended June 30, 2024 by the Organisation for Economic Co-operation and Development’s (OECD) Pillar Two initiatives.
The effective tax rate for the six months ended June 30, 2024 includes a $275 million tax benefit recognized in the quarter ended March 31, 2024 resulting from the conclusion of the examination phases of the RTX and Rockwell Collins audits and $143 million of tax costs associated with the sale of the CIS business. The resulting net tax benefit from these items, coupled with lower year to date pre-tax income, more than offset the effective tax rate impact of a $918 million charge associated with the Expected Resolution of Certain Legal Matters accrued during the quarter ended June 30, 2024 where no tax benefit has been recorded.
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
The Company filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017 and 2018, and pre-merger Raytheon Company tax years 2017, 2018 and 2019, as well as certain refund claims of Raytheon Company for tax years 2014, 2015 and 2016 filed prior to the Raytheon merger. The Company will dispute these adjustments at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is uncertain. Separately, the Company expects the IRS’ examination of RTX’s tax year 2020 to commence in the fourth quarter of 2024.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $15.7 billion and $15.8 billion at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, all derivative contracts accounted for as cash flow hedges will mature by March 2036.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$161	$225
	Other accrued liabilities	128	143
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$43	$83
	Other accrued liabilities	64	37
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and six months ended June 30, 2024 and 2023 are presented in “Note 17: Equity.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of June 30, 2024, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
The effect of derivatives not designated as hedging instruments is included within Other income (expense), net, on the Condensed Consolidated Statement of Operations and is not significant.
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	June 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$714	$650	$64	$—
Derivative assets	204	—	204	—
Derivative liabilities	192	—	192	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$745	$682	$63	$—
Derivative assets	308	—	308	—
Derivative liabilities	180	—	180	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of June 30, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$66	$57	$74	$63
Long-term debt (excluding finance leases)	41,828	38,542	43,546	41,598
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$57	$—	$57	$—
Long-term debt (excluding finance leases)	38,542	—	35,250	3,292

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$63	$—	$63	$—
Long-term debt (excluding finance leases)	41,598	—	37,559	4,039
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

(dollars in millions)	June 30, 2024	December 31, 2023
Current assets	$9,869	$9,309
Noncurrent assets	1,005	860
Total assets	$10,874	$10,169
Current liabilities	$12,792	$13,020
Noncurrent liabilities	111	31
Total liabilities	$12,903	$13,051
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2032. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of June 30, 2024 and December 31, 2023, the following financial guarantees were outstanding:

	June 30, 2024		December 31, 2023
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$286	$—	$288	$—
Third party guarantees	271	1	386	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $134 million and $135 million at June 30, 2024 and December 31, 2023, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $98 million and $97 million at June 30, 2024 and December 31, 2023, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2024 and 2023 were as follows:

(dollars in millions)	2024	2023
Balance as of January 1	$1,091	$1,109
Warranties and performance guarantees issued	134	124
Settlements	(152)	(160)
Other	(5)	6
Balance as of June 30	$1,068	$1,079
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of June 30, 2024 and December 31, 2023, we had $769 million and $760 million, respectively, reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.4 billion and $14.6 billion as of June 30, 2024 and December 31, 2023, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.1 billion as of June 30, 2024.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2024, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. As noted above, the U.S. government reserves the right to suspend or debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could also void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., Arms Export Control Act (AECA), Export Administration Regulations (EAR), Foreign Corrupt Practices Act (FCPA), and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
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
On August 4, 2023, Pratt & Whitney issued a special instruction (SI) to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment, which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023, and this guidance has been reflected in airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are expected to result in significant incremental shop visits through the end of 2026. As a result, Pratt & Whitney expects a significant increase in aircraft on ground levels for the

PW1100 powered A320neo fleet through 2026.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At June 30, 2024 and December 31, 2023, we had Other accrued liabilities of $2.6 billion and $2.8 billion, respectively, primarily related to expected compensation to customers. The reduction in the accrual during the six months ended June 30, 2024 was due to customer compensation.
Other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal, but we do not currently believe there will be any resultant significant financial impact with respect to these other engine models at this time. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations, and litigation matters across jurisdictions, updates to certain of which are set forth below.
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.1 billion at June 30, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($169 million at June 30, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($139 million at June 30, 2024). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($66 million at June 30, 2024). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.

Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the SEC seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our joint venture known as Thales-Raytheon Systems (TRS), or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its investigation. Based on the government’s and our own internal investigations, the Company engaged in resolution discussions with the SEC and DOJ, and during the quarter ended June 30, 2024, the Company reached agreements in principle with the DOJ and SEC as to the principal elements of such resolutions. Resolution with the SEC and DOJ remains subject to reaching final agreements satisfactory to all parties and the final approval of the SEC, the DOJ and the Company. Pursuant to the agreements in principle reached, the Company expects that it will enter into a deferred prosecution agreement (DPA) with the DOJ under which the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to Raytheon Company’s conspiracy to violate the anti-bribery provisions of the FCPA and conspiracy to violate the AECA by failing to make related disclosures of certain payments that may qualify as fees, commissions and/or political contributions under Part 130 of the ITAR. If the Company, including Raytheon Company, fully complies with all of the obligations to be set forth in a final DPA during such DPA’s three-year term, the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. In addition, the Company expects that the SEC will issue an administrative cease and desist order finding that the Company violated the anti-bribery, books and records, and internal controls provisions of the FCPA. The Company also expects, based on the agreements in principle described above, that it will be required to retain an independent compliance monitor for Raytheon Company satisfactory to the DOJ and the SEC and undertake compliance self-reporting obligations for a three-year term. The compliance monitor will oversee our compliance with the DPA. The Company further expects that, as part of the resolution, it will pay the DOJ an amount that includes a criminal monetary penalty and forfeiture and the SEC an amount that includes disgorgement, prejudgment interest on disgorgement, and a civil penalty. The Company has recorded an aggregate accrual of $384 million for these matters during the quarter ended June 30, 2024. In the event that final agreements with the DOJ and the SEC are not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or more than the aggregate accrued amount noted above. Based upon the status of discussions, we believe that the finalization of our agreements with the DOJ and the SEC will occur during the second half of 2024 and therefore, expect payments to be made within the same timeframe. However, there can be no assurance that final agreements of such resolutions will be reached or as to the timing or ultimate terms, including those described herein, of such final resolutions, if any. The Company does not believe that these matters, including the accrual (and the future payment of the accrual), will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company since 2009. The investigation involves multi-year contracts subject to governmental regulation, including potential defective pricing claims for certain Raytheon Company contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a certain contract entered into in 2017 by Raytheon Company. Based on the government’s and our own internal investigations, the Company engaged in resolution discussions with the DOJ, and during the quarter ended June 30, 2024, the Company reached an agreement in principle with the DOJ as to the principal elements of such resolution. Resolution with the DOJ remains subject to reaching a final agreement satisfactory to all parties and the final approval of the DOJ and the Company. Pursuant to this agreement in principle, the Company expects that it will enter into a DPA with the DOJ under which the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. If the Company, including Raytheon Company, fully complies with all of the obligations to be set forth in a final DPA during such DPA’s three-year term, the DOJ will move for dismissal with prejudice of the deferred charge against Raytheon Company. In addition, the Company expects, based on the agreement in principle described above, that it will be required to retain an independent compliance monitor for Raytheon Company satisfactory to the DOJ and undertake self-reporting obligations for a three-year term. The compliance monitor will oversee our compliance with the DPA. In addition, the Company has been cooperating with the DOJ with respect to a related civil defective pricing investigation under the FCA. The Company also has reached an agreement in principle with the DOJ as to the principal elements necessary to resolve the related defective pricing investigation under the FCA. Resolution also remains subject to reaching a final agreement satisfactory to all parties and the final approval of the DOJ and the Company. The Company further expects that, as part of the resolution, it will pay the DOJ an amount that includes a criminal monetary penalty, an FCA settlement that includes restitution, and interest on the FCA settlement. The Company has updated its accrual for these matters to an aggregate accrual of $575 million as of June 30, 2024.

In the event that final agreement with the DOJ is not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or more than the aggregate accrued amount noted above. Based upon the current status of discussions, we believe that the finalization of our agreement with the DOJ will occur during the second half of 2024 and therefore, expect payments to be made within the same timeframe. However, there can be no assurance that final agreements of such resolutions will be reached or as to the timing or ultimate terms, including those described herein, of such final resolutions if any. The Company does not believe that these matters, including the increased accrual (and the future payment of the accrual), will have a material adverse effect on our results of operations, financial condition, or liquidity.
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the Department of State’s Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. We are currently in discussions with the DTCC to reach a consent agreement, which we anticipate will provide for a payment by the Company, an independent compliance monitor, and commitments regarding additional remedial compliance efforts. At this time, the Company has determined that there is a probable risk of liability for potential penalties related to the anticipated consent agreement with the DTCC, as well as other export compliance matters which have been voluntarily disclosed to the cognizant regulators. We have accrued approximately $285 million for these matters in aggregate. Based on the current status of discussions, we believe that finalization of the consent agreement with the DTCC will occur during the second half of 2024, and we expect related payments to be made over the next three years. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the consent agreement. However, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Powder Metal Disclosure Litigation and SEC Investigation
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two sets of civil actions were filed against RTX. First, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s GTF engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. The lawsuits were consolidated and remain pending. Second, multiple shareholder derivative lawsuits were filed against current and former officers and directors of the Company, all of which have now been consolidated into a single action which is pending in the United States District Court for the District of Delaware. The operative complaint in the consolidated action alleges that the defendants caused the Company to make materially false and misleading statements relating to Pratt & Whitney’s GTF engines, and failed to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting. Based on the information available to date, we do not believe that either matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
On November 7, 2023, January 30, 2024, and May 21, 2024, the Company received subpoenas from the SEC seeking engineering, operational, organizational, accounting, and financial documents in connection with an investigation relating to the Company’s disclosures in 2023 of issues arising from Pratt & Whitney’s use of powder metal in manufacturing various engine parts, its identification of certain risks associated with those manufacturing processes, and corrective actions identified by Pratt & Whitney to mitigate those risks. The Company is cooperating with the SEC and is responding to the subpoenas. At this time, we are unable to predict the timing or outcome of this SEC investigation.
Where appropriate, we have recorded loss contingency accruals for the above-referenced matters. Unless noted above, loss contingency accruals are immaterial individually or in the aggregate.
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
Note 17: Equity
Common Stock - Share Repurchases. On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, which, on that date, represented approximately 85% of the shares expected to be repurchased. The total number of shares to be repurchased is subject to final settlement as discussed below. The aggregate purchase price was recorded as a reduction to Shareowners’ equity, consisting of an $8.5 billion increase in Treasury stock and a $1.5 billion decrease in Common stock.
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

Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2024
Balance at March 31, 2024	$(562)	$(2,065)	$(8)	$(2,635)
Other comprehensive income (loss) before reclassifications, net	(68)	(3)	20	(51)
Amounts reclassified, pre-tax	—	(43)	1	(42)
Tax benefit (expense)	(2)	9	3	10
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(189)	(10)	(61)	$(260)
Amounts reclassified, pre-tax	—	(87)	9	$(78)
Tax benefit (expense)	(3)	21	21	39
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2023
Balance at March 31, 2023	$(882)	$(890)	$(217)	$(1,989)
Other comprehensive income (loss) before reclassifications, net	404	(40)	260	624
Amounts reclassified, pre-tax	—	(143)	25	(118)
Tax benefit (expense)	2	38	(59)	(19)
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	526	(44)	233	715
Amounts reclassified, pre-tax	—	(285)	64	(221)
Tax benefit (expense)	3	76	(57)	22
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)
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
Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended June 30, 2024 and 2023 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2024	2023	2024	2023	2024	2023
Collins Aerospace	$6,999	$6,384	$1,118	$899	16.0%	14.1%
Pratt & Whitney	6,802	5,701	542	230	8.0%	4.0%
Raytheon (2)	6,511	6,700	127	644	2.0%	9.6%
Total segment	20,312	18,785	1,787	1,773	8.8%	9.4%
Eliminations and other (1)	(591)	(470)	(36)	(16)
Corporate expenses and other unallocated items (3)	—	—	(930)	(59)
FAS/CAS operating adjustment	—	—	212	284
Acquisition accounting adjustments	—	—	(504)	(489)
Consolidated	$19,721	$18,315	$529	$1,493	2.7%	8.2%
(1)    Includes the operating results of certain smaller operations.
(2)    Operating Profit and Margins include a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination. See “Note 5: Changes in Contract Estimates at Completion” for additional information.
(3)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Expected Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation” for additional information.
Results for the six months ended June 30, 2024 and 2023 are as follows:

	Net Sales		Operating Profit		Operating Profit Margins
(dollars in millions)	2024	2023	2024	2023	2024	2023
Collins Aerospace	$13,672	$12,504	$1,967	$1,796	14.4%	14.4%
Pratt & Whitney	13,258	10,931	954	645	7.2%	5.9%
Raytheon (2)	13,170	12,992	1,123	1,215	8.5%	9.4%
Total segment	40,100	36,427	4,044	3,656	10.1%	10.0%
Eliminations and other (1)	(1,074)	(898)	(41)	35
Corporate expenses and other unallocated items (3)	—	—	(1,026)	(102)
FAS/CAS operating adjustment	—	—	426	573
Acquisition accounting adjustments	—	—	(1,004)	(982)
Consolidated	$39,026	$35,529	$2,399	$3,180	6.1%	9.0%
(1)    Includes the operating results of certain smaller operations.
(2)    Operating Profit and Margins include a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions,” respectively, for additional information.
(3)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Expected Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation” for additional information.
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

Segment sales disaggregated by geographic region based on customer location for the quarters ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,406	$3,273	$4,914	$32	$11,625	$3,237	$2,847	$5,101	$42	$11,227
Europe	1,645	1,407	536	1	3,589	1,521	1,345	419	1	3,286
Asia Pacific	780	1,334	547	—	2,661	599	972	538	—	2,109
Middle East and North Africa	195	172	424	—	791	181	104	566	—	851
Other regions	390	615	50	—	1,055	366	433	43	—	842
Consolidated net sales	6,416	6,801	6,471	33	19,721	5,904	5,701	6,667	43	18,315
Inter-segment sales	583	1	40	(624)	—	480	—	33	(513)	—
Business segment sales	$6,999	$6,802	$6,511	$(591)	$19,721	$6,384	$5,701	$6,700	$(470)	$18,315
Segment sales disaggregated by geographic region for the six months ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$6,727	$6,283	$9,896	$80	$22,986	$6,334	$5,478	$9,877	$86	$21,775
Europe	3,260	3,077	1,083	2	7,422	3,000	2,465	809	2	6,276
Asia Pacific	1,471	2,528	1,088	1	5,088	1,190	1,877	1,092	—	4,159
Middle East and North Africa	376	310	954	—	1,640	344	214	1,056	—	1,614
Other regions	751	1,059	80	—	1,890	715	896	94	—	1,705
Consolidated net sales	12,585	13,257	13,101	83	39,026	11,583	10,930	12,928	88	35,529
Inter-segment sales	1,087	1	69	(1,157)	—	921	1	64	(986)	—
Business segment sales	$13,672	$13,258	$13,170	$(1,074)	$39,026	$12,504	$10,931	$12,992	$(898)	$35,529
Segment sales disaggregated by type of customer for the quarters ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,630	$1,511	$4,880	$31	$8,052	$1,574	$1,313	$5,030	$41	$7,958
Foreign military sales through the U.S. government	82	386	801	—	1,269	67	352	822	—	1,241
Foreign government direct commercial sales	317	160	694	—	1,171	276	102	709	2	1,089
Commercial aerospace and other commercial sales	4,387	4,744	96	2	9,229	3,987	3,934	106	—	8,027
Consolidated net sales	6,416	6,801	6,471	33	19,721	5,904	5,701	6,667	43	18,315
Inter-segment sales	583	1	40	(624)	—	480	—	33	(513)	—
Business segment sales	$6,999	$6,802	$6,511	$(591)	$19,721	$6,384	$5,701	$6,700	$(470)	$18,315
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by customer for the six months ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$3,194	$3,069	$9,837	$79	$16,179	$3,168	$2,535	$9,728	$84	$15,515
Foreign military sales through the U.S. government	163	696	1,659	—	2,518	150	684	1,669	—	2,503
Foreign government direct commercial sales	626	318	1,434	1	2,379	536	220	1,334	3	2,093
Commercial aerospace and other commercial	8,602	9,174	171	3	17,950	7,729	7,491	197	1	15,418
Consolidated net sales	12,585	13,257	13,101	83	39,026	11,583	10,930	12,928	88	35,529
Inter-segment sales	1,087	1	69	(1,157)	—	921	1	64	(986)	—
Business segment sales	$13,672	$13,258	$13,170	$(1,074)	$39,026	$12,504	$10,931	$12,992	$(898)	$35,529
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,027	$3,849	$5,657	$29	$14,562	$4,603	$3,199	$5,568	$41	$13,411
Services	1,389	2,952	814	4	5,159	1,301	2,502	1,099	2	4,904
Consolidated net sales	6,416	6,801	6,471	33	19,721	5,904	5,701	6,667	43	18,315
Inter-segment sales	583	1	40	(624)	—	480	—	33	(513)	—
Business segment sales	$6,999	$6,802	$6,511	$(591)	$19,721	$6,384	$5,701	$6,700	$(470)	$18,315
Segment sales disaggregated by sales type for the six months ended June 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$9,860	$7,806	$11,124	$75	$28,865	$9,053	$6,251	$10,810	$84	$26,198
Services	2,725	5,451	1,977	8	10,161	2,530	4,679	2,118	4	9,331
Consolidated net sales	$12,585	$13,257	$13,101	$83	$39,026	$11,583	$10,930	$12,928	$88	$35,529
Inter-segment sales	1,087	1	69	(1,157)	—	921	1	64	(986)	—
Business segment sales	$13,672	$13,258	$13,170	$(1,074)	$39,026	$12,504	$10,931	$12,992	$(898)	$35,529
Raytheon segment sales disaggregated by contract type for the quarters ended June 30, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Fixed-price	$3,318	$3,405
Cost-type	3,153	3,262
Consolidated net sales	6,471	6,667
Inter-segment sales	40	33
Business segment sales	$6,511	$6,700

Raytheon segment sales disaggregated by contract type for the six months ended June 30, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Fixed-price	$6,611	$6,642
Cost-type	6,490	6,286
Consolidated net sales	13,101	12,928
Inter-segments sales	69	64
Business segment sales	$13,170	$12,992
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $206 billion as of June 30, 2024. Of the total RPO as of June 30, 2024, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In March 2024, the SEC issued the final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Other new pronouncements issued but not effective until after June 30, 2024 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and six months ended June 30, 2024 and 2023, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 25, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2024

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
Raytheon follows a 4-4-5 fiscal calendar while Collins and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and six months ended June 30, 2024 and 2023 with respect to Raytheon, we are referring to their June 30, 2024 and July 2, 2023 fiscal quarter ends, respectively.
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
Other Matters
Global economic and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Legal Matters. The Company has made progress in the quarter ended June 30, 2024 toward resolving several outstanding legal matters, herein referred to as “Expected Resolution of Certain Legal Matters.” The Company expects to enter into a deferred prosecution agreement with the Department of Justice (DOJ) and to be subject to an administrative order with the Securities and Exchange Commission (SEC) to resolve the previously disclosed criminal and civil government investigations into improper payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters); the Company also expects to enter into a deferred prosecution agreement and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). In addition, the Company has made progress in the quarter ended June 30, 2024 toward resolving certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations expected to be resolved pursuant to a consent agreement with the Department of State (DOS) (Trade Compliance Matters). As a result of the progress made, we recorded a combined pre-tax charge of $918 million during the quarter ended June 30, 2024, which included an accrual of $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), an accrual of $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and an accrual of $285 million related to Trade Compliance Matters. See “Note 1: Basis of Presentation” and “Note 16: Commitments and Contingencies” within Item 1 of this Form 10-Q for additional information.
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
Global Supply Chain. We are dependent on a global supply chain and in recent years have experienced supply chain disruptions that resulted in delays and increased costs which adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and have been driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, continue to contribute to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. As a result of the Canadian government’s imposition of sanctions in February 2024, including those imposed on U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins segment. These charges are primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Economic Environment. High inflation levels have increased material and component prices, labor rates, and supplier costs and have negatively impacted our operating profit and margin, including the impact on productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and of our suppliers to perform. Moreover, volatility in interest rates and financial markets can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our Customer Oriented Results Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
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
In February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. In addition, in September 2022, China indicated that it decided to sanction our Chairman and former Chief Executive Officer, Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. In January 2024, China announced sanctions against Data Link Solutions LLC, a Collins joint venture and, most recently, in May 2024, China announced sanctions against Raytheon Missile Systems and the Javelin Joint Venture between Raytheon and Lockheed Martin. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval have been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments, and those approvals may not be obtained on a timely basis or at all or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, as of June 30, 2024, our Contract liabilities include approximately $405 million of advance payments received from a Middle East customer on contracts for which we no longer believe we will be able to execute on or obtain required regulatory approvals. These advance payments may become refundable to the customer if the contracts are ultimately terminated.
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
See Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2023 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024.
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
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net sales	$19,721	$18,315	$39,026	$35,529
The factors contributing to the change year-over-year in total net sales for the quarter and six months ended June 30, 2024 are as follows:

(dollars in millions)	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic (1)	$1,911	$4,034
Acquisitions and divestitures, net	(413)	(432)
Other	(92)	(105)
Total change	$1,406	$3,497
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $1.9 billion organically in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily due to higher organic net sales of $1.1 billion at Pratt & Whitney, $0.6 billion at Collins, and $0.3 billion at Raytheon.
Net sales increased $4.0 billion organically in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher organic net sales of $2.3 billion at Pratt & Whitney, $1.2 billion at Collins, and $0.7 billion at Raytheon.
The decrease in net sales due to Acquisitions and divestitures, net of $0.4 billion for both the quarter and six months ended June 30, 2024 compared to the quarter and six months ended June 30, 2023, was primarily driven by the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024.
See “Segment Review” below for further information by segment.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Net Sales
Products	$14,562	$13,411	73.8%	73.2%
Services	5,159	4,904	26.2%	26.8%
Total net sales	$19,721	$18,315	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.2 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily due to increases in external products sales of $0.7 billion at Pratt & Whitney, $0.4 billion at Collins, and $0.1 billion at Raytheon.
Net services sales increased $0.3 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily due to increases in external services sales of $0.5 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external services sales of $0.3 billion at Raytheon, primarily driven by the sale of our CIS business completed in the first quarter of 2024.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Net Sales
Products	$28,865	$26,198	74.0%	73.7%
Services	10,161	9,331	26.0%	26.3%
Total net sales	$39,026	$35,529	100%	100%
Net products sales increased $2.7 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily driven by increases in external products sales of $1.6 billion at Pratt & Whitney, $0.8 billion at Collins, and $0.3 billion at Raytheon.
Net services sales increased $0.8 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increases in external services sales of $0.8 billion at Pratt & Whitney and $0.2 billion at Collins, partially offset by a decrease in external services sales of $0.1 billion at Raytheon, including the sale of our CIS business in the first quarter of 2024.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Sales to the U.S. government (1)	$8,052	$7,958	40.8%	43.5%
Foreign military sales through the U.S. government	1,269	1,241	6.4%	6.8%
Foreign government direct commercial sales	1,171	1,089	5.9%	5.9%
Commercial aerospace and other commercial sales	9,229	8,027	46.8%	43.8%
Total net sales	$19,721	$18,315	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Sales to the U.S. government (1)	$16,179	$15,515	41.5%	43.7%
Foreign military sales through the U.S. government	2,518	2,503	6.5%	7.0%
Foreign government direct commercial sales	2,379	2,093	6.1%	5.9%
Commercial aerospace and other commercial sales	17,950	15,418	46.0%	43.4%
Total net sales	$39,026	$35,529	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Total cost of sales	$16,141	$14,518	$31,885	$28,163
Percentage of net sales	81.8%	79.3%	81.7%	79.3%

The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2024 are as follows:

(dollars in millions)	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Organic (1)	$1,512	$3,341
Acquisitions and divestitures, net	(391)	(410)
Restructuring	1	7
FAS/CAS operating adjustment	59	122
Acquisition accounting adjustments	16	23
Other	426	639
Total change	$1,623	$3,722
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $1.5 billion for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales increased $0.4 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily driven by a $0.5 billion charge at Raytheon related to the anticipated termination of a fixed price development contract with a foreign customer (herein referred to as “Raytheon Contract Termination”), partially offset by the absence of charges of $0.1 billion at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
The organic increase in total cost of sales of $3.3 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales increased $0.6 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily driven by a $0.5 billion charge related to the anticipated Raytheon Contract Termination in the second quarter of 2024 and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources, partially offset by the absence of charges of $0.1 billion at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.4 billion for both the quarter and six months ended June 30, 2024 compared to the quarter and six months ended June 30, 2023, was primarily driven by the sale of our CIS business within our Raytheon segment completed in the first quarter of 2024.
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

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Cost of sales
Products	$12,625	$11,089	64.0%	60.5%
Services	3,516	3,429	17.8%	18.7%
Total cost of sales	$16,141	$14,518	81.8%	79.3%
Net products cost of sales increased $1.5 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, primarily driven by increases in external products cost of sales at Pratt & Whitney, Raytheon, and Collins, all driven by the products sales changes noted above, and a $0.5 billion charge related to the anticipated Raytheon Contract Termination in the second quarter of 2024.
Net services cost of sales increased $0.1 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services cost of sales at Raytheon, each driven by the services sales changes noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Cost of sales
Products	$24,841	$21,789	63.7%	61.3%
Services	7,044	6,374	18.0%	17.9%
Total cost of sales	$31,885	$28,163	81.7%	79.3%
Net products cost of sales increased $3.1 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by increases in external products cost of sales at Pratt & Whitney, Raytheon, and Collins, all driven by the products sales changes noted above, a $0.5 billion charge related to the anticipated Raytheon Contract Termination in the second quarter of 2024, and charges of $0.2 billion at Collins as a result of initiating alternative titanium sources recorded in the first quarter of 2024.
Net services cost of sales increased $0.7 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services sales at Raytheon, all driven by the services sales changes noted above.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Company-funded	$706	$729	$1,375	$1,336
Percentage of net sales	3.6%	4.0%	3.5%	3.8%
Customer-funded (1)	$1,186	$1,188	$2,422	$2,310
Percentage of net sales	6.0%	6.5%	6.2%	6.5%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company- and customer-funded research and development expenses in the quarter ended June 30, 2024 were relatively consistent with the quarter ended June 30, 2023.
Company-funded research and development expenses in the six months ended June 30, 2024 were relatively consistent with the six months ended June 30, 2023.
The increase in customer-funded research and development of $0.1 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by higher expenses on commercial and defense programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various development programs at Raytheon.

Selling, General, and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Selling, general, and administrative	$1,449	$1,600	$2,843	$2,963
Percentage of net sales	7.3%	8.7%	7.3%	8.3%
Selling, general, and administrative expenses decreased $0.2 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, primarily driven by the absence of a $0.1 billion charge at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
Selling, general and administrative expenses decreased $0.1 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the absence of a $0.1 billion charge at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.

Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Other income (expense), net	$(896)	$25	$(524)	$113
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income (expense), net of $0.9 billion for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters.
The decrease in Other income (expense), net of $0.6 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters, partially offset by a $0.4 billion gain on sale of Raytheon’s CIS business, net of transaction costs.
Operating Profit

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Operating profit	$529	$1,493	$2,399	$3,180
Operating profit margin	2.7%	8.2%	6.1%	9.0%
The decrease in Operating profit of $1.0 billion for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily driven by a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters and a $0.6 billion charge related to the anticipated Raytheon Contract Termination, partially offset by the operating performance of our segments and the absence of $0.2 billion of charges at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
The decrease in Operating profit of $0.8 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters, a $0.6 billion charge related to the anticipated Raytheon Contract Termination, $0.2 billion of charges at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources recorded in the first quarter of 2024, and the change in our FAS/CAS operating adjustment which is described below in “Segment Review.” The above items were partially offset by the operating performance of our segments, a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, and the absence of $0.2 billion of charges at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
Non-service Pension Income

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Non-service pension income	$(374)	$(447)	$(760)	$(891)
The change in Non-service pension income of $73 million for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.
The change in Non-service pension income of $131 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Interest expense	$488	$372	$908	$711
Interest income	(19)	(17)	(30)	(27)
Other non-operating expense (income) (1)	6	(22)	2	(36)
Interest expense, net	$475	$333	$880	$648
Average interest expense rate	4.6%	4.2%	4.6%	4.1%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, as well as the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans and non-operating dividend income.
Interest expense, net increased $142 million in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily due to an increase in Interest expense as a result of the long-term debt issuances in 2023.
Interest expense, net increased $232 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in Interest expense as a result of long-term debt issuances in 2023, partially offset by the reversal of interest accruals as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits in the first quarter of 2024.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective income tax rate	59.1%	15.4%	15.8%	17.0%
The increase in the effective tax rate for the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is primarily driven by a $918 million charge associated with the Expected Resolution of Certain Legal Matters accrued during the quarter ended June 30, 2024 where no tax benefit has been recorded. Additionally, the annualized effective tax rate currently forecasted for 2024 is higher than the comparable period in 2023, principally driven by lower U.S. federal research and development tax credits and higher non-U.S. income taxes. The higher forecasted non-U.S. income taxes are principally driven by legislation enacted during the quarter ended June 30, 2024 by the Organisation for Economic Co-operation and Development’s (OECD) Pillar Two initiatives.
The effective tax rate for the six months ended June 30, 2024 includes a $275 million tax benefit recognized in the quarter ended March 31, 2024 resulting from the conclusion of the examination phases of the RTX and Rockwell Collins audits and $143 million of tax costs associated with the sale of the CIS business. The resulting net tax benefit from these items, coupled with lower year to date pre-tax income, more than offset the effective tax rate impact of a $918 million charge associated with the Expected Resolution of Certain Legal Matters accrued during the quarter ended June 30, 2024 where no tax benefit has been recorded.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income attributable to common shareowners	$111	$1,327	$1,820	$2,753
Diluted earnings per share	$0.08	$0.90	$1.36	$1.87
Net income attributable to common shareowners for the quarter ended June 30, 2024 includes the following:
•charge related to the Expected Resolution of Certain Legal Matters of $918 million, which had an unfavorable impact on diluted earnings per share (EPS) of $0.68;
•a charge of $438 million, net of tax, related to the anticipated Raytheon Contract Termination, which had an unfavorable impact on diluted EPS of $0.33; and
•acquisition accounting adjustments of $393 million, net of tax, which had an unfavorable impact on diluted EPS of $0.29.
Net income attributable to common shareowners for the quarter ended June 30, 2023 includes the following:
•acquisition accounting adjustments of $384 million, net of tax, which had an unfavorable impact on diluted EPS of $0.26; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS of $0.08.

Net income attributable to common shareowners for the six months ended June 30, 2024 includes the following:
•charge related to the Expected Resolution of Certain Legal Matters of $918 million, which had an unfavorable impact on diluted EPS of $0.69;
•acquisition accounting adjustments of $782 million, net of tax, which had an unfavorable impact on diluted EPS of $0.58;
•a charge of $438 million, net of tax, related to the anticipated Raytheon Contract Termination, which had an unfavorable impact on diluted EPS of $0.33;
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
Net income attributable to common shareowners for the six months ended June 30, 2023 includes the following:
•acquisition accounting adjustments of $769 million, net of tax, which had an unfavorable impact on diluted EPS of $0.52; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $114 million, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS of $0.08.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$6,999	$6,384	$13,672	$12,504
Pratt & Whitney	6,802	5,701	13,258	10,931
Raytheon	6,511	6,700	13,170	12,992
Total segment	20,312	18,785	40,100	36,427
Eliminations and other (1)	(591)	(470)	(1,074)	(898)
Consolidated	$19,721	$18,315	$39,026	$35,529
(1)    Includes the operating results of certain smaller operations.

Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$1,118	$899	$1,967	$1,796
Pratt & Whitney	542	230	954	645
Raytheon (2)	127	644	1,123	1,215
Total segment	1,787	1,773	4,044	3,656
Eliminations and other (1)	(36)	(16)	(41)	35
Corporate expenses and other unallocated items (3)	(930)	(59)	(1,026)	(102)
FAS/CAS operating adjustment	212	284	426	573
Acquisition accounting adjustments	(504)	(489)	(1,004)	(982)
Consolidated	$529	$1,493	$2,399	$3,180
(1)    Includes the operating results of certain smaller operations.
(2)    Operating Profit includes a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions” within Item 1 of this Form 10-Q, respectively, for additional information.
(3)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Expected Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Gross favorable	$333	$301	$543	$604
Gross unfavorable	(395)	(331)	(767)	(758)
Total net EAC adjustments	$(62)	$(30)	$(224)	$(154)
The change in net EAC adjustments of $32 million in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to unfavorable changes in net EAC adjustments at Collins, partially offset by favorable changes in net EAC adjustments at Raytheon.
The change in net EAC adjustments of $70 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to unfavorable changes in net EAC adjustments at Collins, partially offset by favorable changes in net EAC adjustments at Raytheon.
In addition to the amounts included in the table above, during the quarter ended June 30, 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer. As a result of this action, Raytheon recognized a $575 million charge related to the estimated impact of this termination. This charge includes the write-off of remaining contract assets and our best estimate of the expected settlement in conjunction with this termination.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $206 billion and $196 billion as of June 30, 2024 and December 31, 2023, respectively. Total backlog includes commercial backlog of $129 billion and $118 billion as of June 30, 2024 and December 31, 2023, respectively, and defense backlog of $77 billion and $78 billion as of June 30, 2024 and December 31, 2023, respectively. In the quarter ended March 31, 2024, Raytheon backlog was reduced by $1.1 billion as a result of the sale of the CIS business.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $11 billion and $13 billion for the quarters ended June 30, 2024 and 2023, respectively, and approximately $22 billion and $25 billion for the six months ended June 30, 2024 and 2023, respectively.
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
Collins Aerospace

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$6,999	$6,384	10%	$13,672	$12,504	9%
Operating profit	1,118	899	24%	1,967	1,796	10%
Operating profit margins	16.0%	14.1%		14.4%	14.4%
Quarter Ended June 30, 2024 Compared with Quarter Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$622	$—	$—	$(7)	$615
Operating profit	251	—	(7)	(25)	219
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.6 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily relates to higher commercial aerospace aftermarket sales of $0.3 billion, higher commercial aerospace OEM sales of $0.2 billion, and a $0.1 billion increase in defense sales. The increase in commercial aerospace sales was principally driven by an increase in commercial air traffic, which has resulted in an increase in flight hours, and increased volume across all OEM sales channels. The defense sales increase was primarily due to higher volume.
The organic operating profit increase of $0.3 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to higher commercial aerospace operating profit of $0.2 billion, principally driven by the higher aftermarket and OEM sales volume discussed above. Defense operating profit increased in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 due to the higher volume discussed above.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,167	$—	$—	$1	$1,168
Operating profit	402	—	(10)	(221)	$171
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.2 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily relates to higher commercial aerospace aftermarket sales of $0.6 billion, higher commercial aerospace OEM sales of $0.4 billion, and a $0.2 billion increase in defense sales. The increase in commercial aerospace sales was principally driven by an increase in commercial air traffic, which has resulted in an increase in flight hours, and increased volume across all OEM sales channels. The defense sales increase was primarily due to higher volume.
The organic profit increase of $0.4 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to higher commercial aerospace operating profit of $0.4 billion, principally driven by the higher aftermarket and OEM sales volume discussed above. Defense operating profit was relatively flat in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as the higher volume discussed above was partially offset by higher space program costs.
The decrease in Other operating profit of $0.2 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by $175 million of charges in the first quarter of 2024, primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended June 30, 2024, Collins booked $1.9 billion to support the U.S. Air Force’s next-generation Survivable Airborne Operations Center and $254 million for F-35 landing gear Lots 18 and 19.
Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$6,802	$5,701	19%	$13,258	$10,931	21%
Operating profit	542	230	136%	954	645	48%
Operating profit margins	8.0%	4.0%		7.2%	5.9%
Quarter Ended June 30, 2024 Compared with Quarter Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,106	$—	$—	$(5)	$1,101
Operating profit	88	—	10	214	312
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.1 billion in the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, reflects higher commercial aftermarket sales of $0.4 billion, driven by higher volume and favorable mix. The increase in commercial OEM sales was $0.4 billion driven by higher volume and favorable mix within large commercial engines. The increase also includes higher military sales of $0.3 billion driven by higher sustainment volume across multiple platforms.
Organic operating profit increased $0.1 billion in the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Commercial aerospace operating profit increased $0.1 billion as the benefit from higher commercial aftermarket volume as well as favorable large commercial OEM and commercial aftermarket mix, was partially offset by the unfavorable impact from higher large commercial OEM volume and the absence of a $60 million favorable contract matter in the second quarter of 2023. Additionally, the increase in military operating profit, driven by the sales volume discussed above and favorable mix, was more than offset by higher production costs and higher research and development and selling, general, and administrative expenses.
The increase in Other operating profit of $0.2 billion in the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, reflects the absence of a $181 million charge related to a customer insolvency during the second quarter of 2023.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,332	$—	$—	$(5)	$2,327
Operating profit	95	—	11	203	309
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $2.3 billion in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 reflects higher commercial OEM sales of $1.0 billion primarily driven by volume and favorable mix and higher commercial aftermarket sales of $0.7 billion primarily driven by higher volume. The organic increase also includes higher military sales of $0.6 billion, driven by higher sustainment volume across multiple platforms.
Organic operating profit increase of $0.1 billion in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 reflects higher commercial aerospace operating profit of $0.1 billion as the benefit from favorable large commercial OEM mix and higher commercial aftermarket volume was partially offset by the unfavorable impact from higher large commercial OEM volume, as well as, the absence of two favorable contracts matters totaling approximately $120 million during the six months ended June 30, 2023. Additionally, the increase in military operating profit of $0.1 billion, driven by the higher sales volume discussed above and favorable mix, was partially offset by higher production costs. The increases described above were also partially offset by higher research and development and selling, general and administrative expenses of $0.1 billion.

The increase in Other operating profit of $0.2 billion in the six months ended June 30, 2024, compared to in the six months ended June 30, 2023, reflects the absence of a $181 million charge related to a customer insolvency during the second quarter of 2023.
Defense Bookings – In addition to a number of smaller bookings, in the six months ended June 30, 2024, Pratt & Whitney booked $381 million for F135 sustainment and $302 million for F135 production.
Raytheon

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$6,511	$6,700	(3)%	$13,170	$12,992	1%
Operating profit	127	644	(80)%	1,123	1,215	(8)%
Operating profit margins	2.0%	9.6%		8.5%	9.4%
Defense Bookings	$5,028	$6,203	(19)%	$13,150	$15,308	(14)%
Quarter Ended June 30, 2024 Compared with Quarter Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$295	$(413)	$—	$(71)	$(189)
Operating Profit	82	(23)	10	(586)	(517)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.3 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to higher net sales of $0.4 billion from land and air defense systems programs primarily driven by higher net sales on certain international Patriot programs, higher net sales on Counter-Unmanned Aircraft Systems (C-UAS) programs, and higher volume on Stinger.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was driven by a favorable change in mix and other performance of approximately $40 million spread across numerous individual programs, higher volume of approximately $30 million primarily driven by the sales increases noted above, and a net favorable change in EAC adjustments of approximately $20 million.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The Other net sales and operating profit decreases of $0.1 billion and $0.6 billion, respectively, in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to a charge of $0.6 billion related to the anticipated Raytheon Contract Termination initiated in the quarter ended June 30, 2024.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$679	$(432)	$—	$(69)	$178
Operating Profit	133	(23)	8	(210)	(92)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $0.7 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by higher net sales of $0.6 billion from land and air defense systems programs and $0.2 billion from advanced technology programs. The increase in land and air defense systems programs was primarily driven by higher net sales on certain international Patriot programs, higher net sales on C-UAS programs, higher volume on Stinger, and higher volume on certain international National Advanced Surface-to-air Missile System (NASAMS) programs. The increase in advanced technology programs was primarily driven by higher volume on classified programs and an advanced development program.
The organic operating profit increase of $0.1 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a favorable change in net EAC adjustments of approximately $80 million and higher volume of approximately $70 million primarily driven by the sales increases noted above, partially offset by a decrease in mix and other performance of approximately $20 million. The favorable change in net EAC adjustments benefited from the absence of an unfavorable impact related to a significant contract option exercised in the first quarter of 2023, and the remaining change was spread across numerous individual programs.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The Other net sales and operating profit decreases of $0.1 billion and $0.2 billion, respectively in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily due to a charge of $0.6 billion related to the anticipated Raytheon Contract Termination initiated in the quarter ended June 30, 2024, with the operating profit decrease partially offset by a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024.
Defense Backlog and Bookings– Backlog was $51 billion as of June 30, 2024 and $52 billion as of December 31, 2023. Included in the change in backlog was a $1.1 billion reduction related to the sale of the CIS business discussed above. In addition to a number of smaller bookings, in the quarter ended June 30, 2024, Raytheon booked $928 million on a number of classified contracts, $639 million to produce AN/SPY-6(V) radars for the U.S. Navy, and $393 million to design and build the Landsat Next Instrument Suite (LandIS) for NASA. In addition to these bookings, in the six months ended June 30, 2024, Raytheon booked $1.6 billion on a number of classified contracts, $1.2 billion to provide Patriot Air Defense systems to Germany, $818 million to provide Guidance Enhanced Missiles (GEM-T) for NATO Support and Procurement Agency (NSPA), $623 million to provide GEM-T for an international customer, $282 million to provide NASAMS for Ukraine, and $251 million to provide GEM-T for an international customer.
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

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Eliminations and other	$(591)	$(470)	$(36)	$(16)
Corporate expenses and other unallocated items	—	—	(930)	(59)
The increase in eliminations and other net sales of $0.1 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the quarter ended June 30, 2024 was relatively consistent with the quarter ended June 30, 2023.
The change in Corporate expenses and other unallocated items of $0.9 billion in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, was primarily due to a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters.

	Net Sales		Operating Profit
	Six months ended June 30,		Six months ended June 30,
(dollars in millions)	2024	2023	2024	2023
Eliminations and other	$(1,074)	$(898)	$(41)	$35
Corporate expenses and other unallocated items	—	—	(1,026)	(102)
The increase in eliminations and other sales of $0.2 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily due to an increase in intersegment eliminations, principally driven by Collins.

The change in eliminations and other operating profit of $0.1 billion in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a gain on sale of land recorded in the first quarter of 2023.
The change in Corporate expenses and other unallocated items of $0.9 billion in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily due to a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
FAS service cost (expense)	$(34)	$(35)	$(69)	$(72)
CAS expense	246	319	495	645
FAS/CAS operating adjustment	$212	$284	$426	$573
The change in our FAS/CAS operating adjustment of $72 million in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, was driven by a decrease in CAS expense, primarily due to the recognition of historical CAS gain/loss experience.
The change in our FAS/CAS operating adjustment of $147 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was driven by a decrease in CAS expense, primarily due to the recognition of historical CAS gain/loss experience.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Amortization of acquired intangibles	$(516)	$(496)	$(1,022)	$(991)
Amortization of property, plant, and equipment fair value adjustment	(11)	(15)	(23)	(31)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	23	22	41	40
Acquisition accounting adjustments	$(504)	$(489)	$(1,004)	$(982)

Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$(205)	$(214)	$(416)	$(431)
Pratt & Whitney	(70)	(62)	(130)	(126)
Raytheon	(229)	(213)	(458)	(425)
Total segment	(504)	(489)	(1,004)	(982)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(504)	$(489)	$(1,004)	$(982)
Acquisition accounting adjustments for the quarter and six months ended June 30, 2024 were relatively consistent with the quarter and six months ended June 30, 2023, respectively.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,011	$6,587
Total debt	42,151	43,827
Total equity	60,650	61,410
Total capitalization (total debt plus total equity)	102,801	105,237
Total debt to total capitalization	41%	42%
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
At June 30, 2024, we had cash and cash equivalents of $6.0 billion, of which approximately 31% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
As of June 30, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2024, we had no commercial paper borrowings outstanding.

We made the following repayments of long-term debt during the six months ended June 30, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	$250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash flows provided by (used in) operating activities	$3,075	$(144)
Net income for the six months ended June 30, 2024 included a $0.9 billion charge related to the Expected Resolution of Certain Legal Matters and a $0.4 billion, net of tax, charge related to the anticipated Raytheon Contract Termination, both of which had no effect on cash flow in the period. These charges also had the effect of increasing Other accrued liabilities by $1.3 billion in the six months ended June 30, 2024. Excluding the impact of these charges, the $3.2 billion change in cash flows provided by (used in) operating activities in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven by a favorable impact from accounts receivable collections, including the related increase in factoring, as discussed below, the timing of collaborator receivables and lower tax payments year-over-year including a tax refund received in the second quarter of 2024.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. During the six months ended June 30, 2024, factoring activity resulted in an increase of approximately $0.4 billion in cash provided by operating activities, compared to a decrease of approximately $0.3 billion in cash provided by operating activities during the six months ended June 30, 2023. Factoring activity includes amounts factored on certain aerospace receivables at the customer’s request for which we may be compensated by the customer.
We made net tax payments of $0.2 billion and $1.4 billion in the six months ended June 30, 2024 and 2023, respectively.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. We currently estimate cash outflows related to the Powder Metal Matter of approximately $1.3 billion in 2024. Additionally, we currently estimate 2024 cash outflows of approximately $1.0 billion related to the Expected Resolution of Certain Legal Matters.

Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash flows used in investing activities	$(40)	$(1,202)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.2 billion change in cash flows used in investing activities in the six months ended June 30, 2024, compared to in the six months ended June 30, 2023, was primarily related to the sale of our CIS business within Raytheon for proceeds of approximately $1.3 billion in cash.
During the six months ended June 30, 2024 and 2023, we increased other intangible assets by $318 million and $314 million, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Net cash flows (used in) provided by financing activities	$(3,591)	$468
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $4.1 billion change in cash flows (used in) provided by financing activities in the six months ended June 30, 2024, compared to in the six months ended June 30, 2023, was primarily driven by the absence of prior year long-term debt issuances of $3.0 billion, current year repayment of long-term debt of $1.7 billion, and the absence of prior year issuances of commercial paper, net, of $0.5 billion, partially offset by lower share repurchases of $1.1 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments and commercial paper.
At June 30, 2024, management had remaining authority to repurchase approximately $1.0 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Six Months Ended June 30,
(dollars in millions; shares in thousands)	2024		2023
	$	Shares	$	Shares
Shares of common stock repurchased (1)	$100	1,045	$1,158	11,821
(1)    Relates to share repurchases that were settled in cash during the period.
Our Board of Directors authorized the following cash dividends:

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023
Dividends paid per share of common stock	$1.220	$1.140
Total dividends paid	$1,592	$1,634
On June 3, 2024, the Board of Directors declared a dividend of $0.63 per share payable September 5, 2024 to shareowners of record at the close of business on August 16, 2024.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2024. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2023 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, anticipated benefits to RTX of its segment realignment, pending disposition of Collins’ actuation and flight control business, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
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
•risks relating to our performance on our contracts and programs, including our ability to control costs, and our inability to pass some or all of our costs on fixed price contracts to the customer, and risks related to any termination of these contracts or programs, including the outcome of such terminations and related payments;
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
•the outcome of pending, threatened and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes and the potential for suspension or debarment of U.S. government contracting or export privileges as a result thereof, and including updates to accrual amounts as a result of such outcomes;
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
•risks relating to realizing expected benefits from, incurring costs for, and successfully managing strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024.

2024	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	186	$100.27	—	$976
May 1 - May 31	139	105.18	—	976
June 1 - June 30	161	103.70	—	976
Total	486	$102.81	—
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
On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. Pursuant to the ASR agreements, in 2023 we made aggregate payments of $10 billion, and received initial deliveries of approximately 108.4 million shares which, at that time, represented approximately 85% of the shares expected to be repurchased. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Upon final settlement of the ASR, under certain circumstances, each of the counterparties may be required to deliver additional shares of common stock, or we may be required to deliver shares of common stock or to make a cash payment to the counterparties, at our election. The final settlement of each transaction under the ASR agreements is scheduled to occur no later than the third quarter of 2024 and in each case may be accelerated at the option of the applicable counterparty.
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. During the quarter ended June 30, 2024, we repurchased 486 thousand shares outside of the program related to our employee savings plan.

Item 5.        Other Information
During the quarter ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	RTX Corporation Long-Term Incentive Plan, as Amended and Restated as of May 2, 2024*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	July 25, 2024	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 25, 2024	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)