Form 10-Q
period 2024-09-30
RTX Corp
filed 2024-10-22
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
At September 30, 2024 there were 1,331,016,397 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net Sales:
Products sales	$14,708	$8,615	$43,573	$34,813
Services sales	5,381	4,849	15,542	14,180
Total net sales	20,089	13,464	59,115	48,993
Costs and Expenses:
Cost of sales - products	12,336	9,289	37,177	31,078
Cost of sales - services	3,719	3,461	10,763	9,835
Research and development	751	712	2,126	2,048
Selling, general, and administrative	1,389	1,401	4,232	4,364
Total costs and expenses	18,195	14,863	54,298	47,325
Other income (expense), net	134	3	(390)	116
Operating profit (loss)	2,028	(1,396)	4,427	1,784
Non-operating expense (income), net:
Non-service pension income	(374)	(443)	(1,134)	(1,334)
Interest expense, net	496	369	1,376	1,017
Total non-operating expense (income), net	122	(74)	242	(317)
Income (loss) before income taxes	1,906	(1,322)	4,185	2,101
Income tax expense (benefit)	371	(389)	732	194
Net income (loss)	1,535	(933)	3,453	1,907
Less: Noncontrolling interest in subsidiaries’ earnings	63	51	161	138
Net income (loss) attributable to common shareowners	$1,472	$(984)	$3,292	$1,769

Earnings (Loss) Per Share attributable to common shareowners:
Basic	$1.10	$(0.68)	$2.47	$1.22
Diluted	1.09	(0.68)	2.45	1.21
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net income (loss)	$1,535	$(933)	$3,453	$1,907
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	749	(441)	560	85
Pension and postretirement benefit plans adjustments	(116)	(104)	(213)	(433)
Change in unrealized cash flow hedging	139	(123)	87	174
Other comprehensive income (loss), before tax	772	(668)	434	(174)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(23)	54	16	76
Other comprehensive income (loss), net of tax	749	(614)	450	(98)
Comprehensive income (loss)	2,284	(1,547)	3,903	1,809
Less: Comprehensive income attributable to noncontrolling interest	63	51	161	138
Comprehensive income (loss) attributable to common shareowners	$2,221	$(1,598)	$3,742	$1,671
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$6,682	$6,587
Accounts receivable, net	10,097	10,838
Contract assets	14,684	12,139
Inventory, net	13,465	11,777
Other assets, current	6,836	7,076
Total current assets	51,764	48,417
Customer financing assets	2,306	2,392
Fixed assets	32,711	31,392
Accumulated depreciation	(16,825)	(15,644)
Fixed assets, net	15,886	15,748
Operating lease right-of-use assets	1,846	1,638
Goodwill	53,759	53,699
Intangible assets, net	34,159	35,399
Other assets	5,102	4,576
Total assets	$164,822	$161,869
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$220	$189
Accounts payable	11,834	10,698
Accrued employee compensation	2,673	2,491
Other accrued liabilities	15,971	14,917
Contract liabilities	18,436	17,183
Long-term debt currently due	3,113	1,283
Total current liabilities	52,247	46,761
Long-term debt	38,823	42,355
Operating lease liabilities, non-current	1,592	1,412
Future pension and postretirement benefit obligations	2,230	2,385
Other long-term liabilities	7,071	7,511
Total liabilities	101,963	100,424
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	33	35
Shareowners’ Equity:
Common stock	37,276	37,055
Treasury stock	(27,141)	(26,977)
Retained earnings	52,948	52,154
Unearned ESOP shares	—	(15)
Accumulated other comprehensive loss	(1,969)	(2,419)
Total shareowners’ equity	61,114	59,798
Noncontrolling interest	1,712	1,612
Total equity	62,826	61,410
Total liabilities, redeemable noncontrolling interest, and equity	$164,822	$161,869
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Operating Activities:
Net income	$3,453	$1,907
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,225	3,152
Deferred income tax benefit	(119)	(728)
Stock compensation cost	328	319
Net periodic pension and other postretirement income	(992)	(1,164)
Gain on sale of business, net of transaction costs (Note 2)	(415)	—
Change in:
Accounts receivable	936	(913)
Contract assets	(2,453)	(1,163)
Inventory	(1,705)	(1,430)
Other current assets	(242)	(878)
Accounts payable and accrued liabilities	2,327	3,422
Contract liabilities	1,196	429
Other operating activities, net	59	219
Net cash flows provided by operating activities	5,598	3,172
Investing Activities:
Capital expenditures	(1,556)	(1,610)
Dispositions of businesses, net of cash transferred	1,283	6
Increase in other intangible assets	(447)	(536)
Receipts (payments) from settlements of derivative contracts, net	3	(18)
Other investing activities, net	(38)	97
Net cash flows used in investing activities	(755)	(2,061)
Financing Activities:
Proceeds from long-term debt	—	2,974
Repayment of long-term debt	(1,700)	(175)
Change in commercial paper, net (Note 9)	—	473
Change in other short-term borrowings, net	31	68
Dividends paid on common stock	(2,415)	(2,472)
Repurchase of common stock	(394)	(2,587)
Other financing activities, net	(271)	(190)
Net cash flows used in financing activities	(4,749)	(1,909)
Effect of foreign exchange rate changes on cash and cash equivalents	11	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	105	(794)
Cash, cash equivalents, and restricted cash, beginning of period	6,626	6,291
Cash, cash equivalents, and restricted cash, end of period	6,731	5,497
Less: Restricted cash, included in Other assets, current and Other assets	49	41
Cash and cash equivalents, end of period	$6,682	$5,456
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2024	2023	2024	2023
Equity beginning balance	$60,650	$74,056	$61,410	$74,178
Common Stock
Beginning balance	37,302	38,228	37,055	37,939
Common stock plans activity	(26)	160	221	450
Purchase of subsidiary shares from noncontrolling interest, net	—	—	—	(1)
Ending balance	37,276	38,388	37,276	38,388
Treasury Stock
Beginning balance	(27,080)	(16,713)	(26,977)	(15,530)
Share-based matching contributions under defined contribution plans	10	—	10	—
Common stock repurchased	(71)	(1,457)	(174)	(2,640)
Ending balance	(27,141)	(18,170)	(27,141)	(18,170)
Retained Earnings
Beginning balance	51,488	52,489	52,154	52,269
Net income (loss) attributable to common shareholders	1,472	(984)	3,292	1,769
Dividends on common stock	—	5	(2,415)	(2,472)
Dividends on ESOP common stock	—	—	(44)	(42)
Other	(12)	3	(39)	(11)
Ending balance	52,948	51,513	52,948	51,513
Unearned ESOP Shares
Beginning balance	(7)	(22)	(15)	(28)
Common stock plans activity	7	3	15	9
Ending balance	—	(19)	—	(19)
Accumulated Other Comprehensive Loss
Beginning balance	(2,718)	(1,502)	(2,419)	(2,018)
Other comprehensive income (loss), net of tax	749	(614)	450	(98)
Ending balance	(1,969)	(2,116)	(1,969)	(2,116)
Noncontrolling Interest
Beginning balance	1,665	1,576	1,612	1,546
Net income	63	51	161	138
Less: Redeemable noncontrolling interest net income	(2)	(3)	(6)	(6)
Dividends attributable to noncontrolling interest	(28)	(7)	(69)	(58)
Disposition of noncontrolling interest, net	—	—	—	(3)
Capital contributions	14	—	14	—
Ending balance	1,712	1,617	1,712	1,617
Equity at September 30	$62,826	$71,213	$62,826	$71,213
Supplemental share information
Shares of common stock issued under employee plans, net	1,282	202	5,660	1,432
Shares of common stock repurchased	653	17,816	1,699	29,770
Dividends declared per share of common stock	$—	$—	$1.850	$1.730
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at September 30, 2024 and for the quarters and nine months ended September 30, 2024 and 2023 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2023 Annual Report on Form 10-K.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We reclassified certain immaterial prior period amounts within the Condensed Consolidated Statement of Cash Flows to conform to our current period presentation.
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and nine months ended September 30, 2024 and 2023 with respect to Raytheon, we are referring to their September 29, 2024 and October 1, 2023 fiscal quarter ends, respectively.
Legal Matters. The Company has resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” The Company entered into a deferred prosecution agreement (DPA) with the Department of Justice (DOJ) and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). In addition, the Company resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a consent agreement with the Department of State (DOS) (Trade Compliance Matters). As a result, we recorded a combined pre-tax charge of $918 million during the second quarter of 2024, which included an accrual of $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), an accrual of $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and an accrual of $285 million related to Trade Compliance Matters. See “Note 16: Commitments and Contingencies” for additional information.
Pratt & Whitney Powder Metal Matter. In 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). See “Note 16: Commitments and Contingencies” for additional information.
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
On July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. On November 16, 2023, the Italian government notified RTX that it had denied Safran’s proposed acquisition of the portion of the Collins business conducted by Microtecnica S.r.l. On June 4, 2024, the Italian government issued a further decree indicating its approval of the proposed transaction in response to additional commitments Safran has agreed to make in respect of the proposed transaction. The closing of the transaction is subject to other regulatory approvals and other customary closing conditions.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of September 30, 2024
Collins Aerospace (1)	$33,135	$(264)	$321	$33,192
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,984	—	3	18,987
Total Segments	53,682	(264)	324	53,742
Eliminations and other	17	—	—	17
Total	$53,699	$(264)	$324	$53,759
(1)    The reduction in Acquisitions and Divestitures includes the reclassification of goodwill to held for sale assets.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2024		December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,004	$(1,910)	$5,810	$(1,688)
Exclusivity assets	3,665	(378)	3,460	(352)
Developed technology and other	1,213	(699)	1,219	(635)
Customer relationships	29,606	(12,024)	29,605	(10,683)
	40,488	(15,011)	40,094	(13,358)
Indefinite-lived:
Trademarks and other	8,682	—	8,663	—
Total	$49,170	$(15,011)	$48,757	$(13,358)
Amortization of intangible assets for the quarters and nine months ended September 30, 2024 and 2023 was $560 million and $1,620 million and $545 million and $1,564 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2024 through 2029:

(dollars in millions)	Remaining 2024	2025	2026	2027	2028	2029
Amortization expense	$550	$2,107	$2,024	$1,908	$1,824	$1,642

Note 4: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to common shareowners	$1,472	$(984)	$3,292	$1,769
Basic weighted average number of shares outstanding	1,333.2	1,448.1	1,331.4	1,455.7
Stock awards and equity units (share equivalent)	13.0	—	10.4	10.2
Diluted weighted average number of shares outstanding	1,346.2	1,448.1	1,341.8	1,465.9
Earnings (Loss) Per Share attributable to common shareowners:
Basic	$1.10	$(0.68)	$2.47	$1.22
Diluted	1.09	(0.68)	2.45	1.21
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. There were no stock awards excluded from the computation for the quarter ended September 30, 2024, and the number of stock awards excluded from the nine months ended September 30, 2024 was 6.4 million. For the quarter and nine months ended September 30, 2023, the number of stock awards excluded from the computation was 20.5 million and 7.0 million, respectively. All outstanding stock awards are excluded in the computation of diluted EPS in the quarter ended September 30, 2023 because their effect was antidilutive due to the loss from continuing operations.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Total net sales	$(63)	$(235)	$(78)	$(304)
Operating profit (loss)	(91)	(279)	(315)	(433)
Income (loss) attributable to common shareowners (1)	(72)	(220)	(249)	(342)
Diluted earnings (loss) per share attributable to common shareowners (1)	$(0.05)	$(0.15)	$(0.19)	$(0.23)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination.” As a result of this action, Raytheon recognized a $575 million charge related to the estimated impact of this termination. This charge included the write-off of remaining contract assets and our best estimate of the expected settlement in conjunction with this termination. Subsequent to September 30, 2024, the contract termination agreement was executed.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
Accounts receivable	$10,414	$11,154
Allowance for expected credit losses	(317)	(316)
Total accounts receivable, net	$10,097	$10,838
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Contract assets	$14,684	$12,139
Contract liabilities	(18,436)	(17,183)
Net contract liabilities	$(3,752)	$(5,044)
Contract assets increased $2.5 billion during the nine months ended September 30, 2024 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon. Contract liabilities increased $1.3 billion during the nine months ended September 30, 2024 primarily due to billings in excess of sales on certain contracts at Raytheon. We recognized revenue of $1.3 billion and $5.7 billion during the quarter and nine months ended September 30, 2024, respectively, related to contract liabilities outstanding as of January 1, 2024 and recognized revenue of $0.9 billion and $4.4 billion during the quarter and nine months ended September 30, 2023, respectively, related to contract liabilities outstanding as of January 1, 2023.
During the third quarter of 2024, we received a critical license required to restart work under certain contracts with a Middle East customer. In order to perform under these contracts, significant actions are required, including obtaining additional regulatory approvals, and therefore we have not recognized revenue on these contracts to date. As of September 30, 2024, our Contract liabilities include approximately $430 million of advance payments received in connection with these contracts, which may become refundable to the customer if the contracts are ultimately terminated.
Contract assets are net of an allowance for expected credit losses of $177 million and $197 million as of September 30, 2024 and December 31, 2023, respectively.

Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
Raw materials	$4,467	$3,911
Work-in-process	4,773	4,162
Finished goods	4,225	3,704
Total inventory, net	$13,465	$11,777
Note 9: Borrowings and Lines of Credit
As of September 30, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of September 30, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2024 and December 31, 2023, we had no commercial paper borrowings outstanding. During the nine months ended September 30, 2024, we had no new borrowings or repayments of commercial paper with maturities greater than 90 days. During the nine months ended September 30, 2023, we had no new borrowings and had $200 million in repayments of commercial paper with maturities greater than 90 days.
There were no issuances of long-term debt during the nine months ended September 30, 2024. We had the following issuances of long-term debt during the nine months ended September 30, 2023:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2023	5.000% notes due 2026	$500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250
We made the following repayments of long-term debt during the nine months ended September 30, 2024 and 2023:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	$250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
August 16, 2023	3.650% notes due 2023	171
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
3.200% notes due 2024 (1)	$—	$950
3.150% notes due 2024 (1)	300	300
3 Month SOFR plus 1.225% term loan due 2025	1,250	2,000
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382

7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	560	548
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	248	255
Total principal long-term debt	42,002	43,697
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(66)	(59)
Total long-term debt	41,936	43,638
Less: current portion	3,113	1,283
Long-term debt, net of current portion	$38,823	$42,355
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of September 30, 2024 is approximately 12 years.

Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
U.S. qualified defined benefit plans	$—	$9	$—	$9
International defined benefit plans	6	13	18	42
PRB plans	6	8	19	20
Defined contribution plans (1)	308	296	1,042	985
(1)    Our domestic defined contribution plan uses an Employee Stock Ownership Plan (ESOP) for certain employer matching contributions, which historically held stock that was purchased using external borrowings. During the third quarter of 2024, the remaining unallocated common shares of the ESOP trust were depleted, and we began funding the ESOP on a non-leveraged basis utilizing treasury shares.
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	September 30, 2024	December 31, 2023
Noncurrent pension assets (included in Other assets)	$2,217	$1,296
Current pension and PRB liabilities (included in Accrued employee compensation)	270	270
Future pension and postretirement benefit obligations	2,230	2,385
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	September 30, 2024	December 31, 2023
Noncurrent pension liabilities	$1,613	$1,737
Noncurrent PRB liabilities	553	582
Other pension and PRB related items	64	66
Future pension and postretirement benefit obligations	$2,230	$2,385
The components of net periodic (income) expense for our defined pension and PRB plans were as follows:

	Pension Benefits Quarter Ended September 30,		PRB Quarter Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Operating expense
Service cost	$47	$56	$1	$1
Non-operating expense
Interest cost	597	627	11	12
Expected return on plan assets	(937)	(940)	(5)	(5)
Amortization of prior service credit	(42)	(39)	(1)	—
Recognized actuarial net (gain) loss	5	(94)	(6)	(8)
Net settlement, curtailment, and special termination benefit (gain) loss	4	4	—	—
Non-service pension income	(373)	(442)	(1)	(1)
Total net periodic (income) expense	$(326)	$(386)	$—	$—

	Pension Benefits Nine Months Ended September 30,		PRB Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Operating expense
Service cost	$141	$167	$3	$3
Non-operating expense
Interest cost	1,789	1,880	33	36
Expected return on plan assets	(2,810)	(2,815)	(15)	(15)
Amortization of prior service credit	(127)	(118)	(1)	—
Recognized actuarial net (gain) loss	15	(284)	(18)	(24)
Net settlement, curtailment and special termination benefit (gain) loss	—	6	—	—
Non-service pension income	(1,133)	(1,331)	(1)	(3)
Total net periodic (income) expense	$(992)	$(1,164)	$2	$—
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Marketable securities held in trusts	$746	$745
Note 11: Income Taxes
Our effective tax rates for the quarter and nine months ended September 30, 2024 were 19.5% and 17.5%, respectively, as compared to 29.4% and 9.2% for the quarter and nine months ended September 30, 2023, respectively.
The change in the effective tax rate for the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023, is driven in part by the $2.9 billion Powder Metal Matter charge and the associated deferred tax benefit of $663 million recorded in the quarter ended September 30, 2023. Additionally, in the quarter ended September 30, 2024, the Company recorded a $138 million deferred tax benefit associated with legal entity reorganizations and a $56 million tax benefit in response to favorable U.S. Tax Court rulings issued to unrelated taxpayers, but with facts similar to ours. The nature of the tax item in the rulings is subject to a tax matters agreement entered into with Carrier and Otis in connection with the separation of those businesses in 2020, and therefore we recorded a pre-tax charge of $32 million for their respective indemnified amounts.
The quarter ended September 30, 2024 also includes a $212 million tax charge related to U.S. federal income taxes now owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in the quarter impacting pre-separation tax years. This tax ruling results in a reduction of U.S. foreign tax credits previously claimed by the Company in pre-separation tax years for which Otis must indemnify us. The Company recorded a pre-tax benefit of $212 million representing a portion of the indemnity owed by Otis pursuant to the tax matters agreement and will record the remaining amount owed upon receipt. Additionally, the Company is indemnified for associated interest of $31 million as of September 30, 2024.
In addition to items described above, the effective tax rate for the nine months ended September 30, 2024 also includes a $275 million tax benefit recognized in the first quarter of 2024 resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years, a $143 million tax cost associated with the sale of the CIS business, and the effective tax rate impact of the $918 million charge associated with the Resolution of Certain Legal Matters accrued during the second quarter of 2024 where no tax benefit has been recorded.
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
The Company filed protests with respect to certain Internal Revenue Service (IRS) proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company will dispute these adjustments at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is uncertain. Separately, the Company expects the IRS’ examination of RTX’s tax year 2020 to commence in the fourth quarter of 2024.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net reduction of $100 million to a net increase of $75 million as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $17.0 billion and $15.8 billion at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, all derivative contracts accounted for as cash flow hedges will mature by May 2036.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$290	$225
	Other accrued liabilities	120	143
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$112	$83
	Other accrued liabilities	9	37
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and nine months ended September 30, 2024 and 2023 are presented in “Note 17: Equity.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of September 30, 2024, our €500 million principal value of euro-denominated long-term debt qualifies as a net investment hedge against our investments in European businesses, which is deemed to be effective.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	September 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$746	$682	$64	$—
Derivative assets	402	—	402	—
Derivative liabilities	129	—	129	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$745	$682	$63	$—
Derivative assets	308	—	308	—
Derivative liabilities	180	—	180	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of September 30, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2024		December 31, 2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Customer financing notes receivable	$109	$104	$74	$63
Long-term debt (excluding finance leases)	41,846	40,562	43,546	41,598
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$104	$—	$104	$—
Long-term debt (excluding finance leases)	40,562	—	37,274	3,288

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Customer financing notes receivable	$63	$—	$63	$—
Long-term debt (excluding finance leases)	41,598	—	37,559	4,039
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

(dollars in millions)	September 30, 2024	December 31, 2023
Current assets	$10,575	$9,309
Noncurrent assets	1,066	860
Total assets	$11,641	$10,169
Current liabilities	$13,179	$13,020
Noncurrent liabilities	143	31
Total liabilities	$13,322	$13,051
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2029. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of September 30, 2024 and December 31, 2023, the following financial guarantees were outstanding:

	September 30, 2024		December 31, 2023
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$278	$—	$288	$—
Third party guarantees	103	1	386	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $133 million and $135 million at September 30, 2024 and December 31, 2023, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $99 million and $97 million at September 30, 2024 and December 31, 2023, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2024 and 2023 were as follows:

(dollars in millions)	2024	2023
Balance as of January 1	$1,091	$1,109
Warranties and performance guarantees issued	195	244
Settlements	(216)	(221)
Other	(28)	(21)
Balance as of September 30	$1,042	$1,111
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both September 30, 2024 and December 31, 2023, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.1 billion and $14.6 billion as of September 30, 2024 and December 31, 2023, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.1 billion as of September 30, 2024.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2024, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil, or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. As noted above, the U.S. government reserves the right to suspend or debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could also void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., Arms Export Control Act (AECA), Export Administration Regulations (EAR), Foreign Corrupt Practices Act (FCPA), and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations, or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
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
Pratt & Whitney Powder Metal Matter. In 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo. This determination was made pursuant to Pratt & Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI) to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment, which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023, and this guidance has been reflected in airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are currently resulting in, and are expected to continue to result in, significant incremental shop visits through the end of 2026. As a result, Pratt & Whitney expects aircraft on ground levels for the PW1100 powered A320neo fleet to remain elevated through 2026.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At September 30, 2024 and December 31, 2023, we had Other accrued liabilities of $2.2 billion and $2.8 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during the nine months ended September 30, 2024 was due to customer compensation.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.2 billion at September 30, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($276 million at September 30, 2024). Pratt & Whitney believes the second claim is without merit and will file an appeal to the ASBCA.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($176 million at September 30, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($148 million at September 30, 2024). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($73 million at September 30,

2024). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the SEC seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our joint venture known as Thales-Raytheon Systems (TRS), or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its investigation. Following the government’s and the Company’s own internal investigations, the Company engaged in resolution discussions with the DOJ and the SEC, and during the quarter ended June 30, 2024, the Company reached agreements in principle with the DOJ and the SEC as to the principal elements of such resolutions, as previously disclosed on July 25, 2024. On October 15, 2024, Raytheon Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and on October 16, 2024, the Company settled an administrative proceeding with the SEC to resolve these matters. Pursuant to DPA-1, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to Raytheon Company’s conspiracy to violate the anti-bribery provisions of the FCPA and conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions and/or political contributions under Part 130 of the ITAR. If Raytheon Company and the Company fully comply with all of their respective obligations under DPA-1 during its three-year term, the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. DPA-1 provides for a criminal monetary penalty and forfeiture of $282 million. In addition, the SEC’s administrative order issued in connection with the administrative proceeding settlement alleged that Raytheon Company violated the anti-bribery, books and records, and internal controls provisions of the FCPA. The order provides for a $102 million payment to the SEC that includes disgorgement, prejudgment interest on disgorgement, and a civil penalty. Under DPA-1, the SEC’s administrative order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, Raytheon Company and the Company are required to retain an independent compliance monitor(s) satisfactory to the DOJ and the SEC and are required to undertake certain cooperation and disclosure obligations for a three-year term. The compliance monitor(s) will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, the SEC’s administrative order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below. The Company has accrued $384 million in the aggregate for DPA-1 and the SEC’s administrative order as of September 30, 2024, which will be paid during the fourth quarter of 2024. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company since 2009. The investigation involved multi-year contracts subject to governmental regulation, including defective pricing claims for certain Raytheon Company contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a certain contract entered into in 2017 by Raytheon Company. As previously disclosed on July 25, 2024, following the government’s and the Company’s own internal investigations, the Company engaged in resolution discussions with the DOJ, and during the quarter ended June 30, 2024, the Company reached an agreement in principle with the DOJ as to the principal elements of such resolution. In addition, the Company cooperated with the DOJ with respect to a related civil defective pricing investigation under the False Claims Act (FCA). On October 16, 2024, Raytheon Company entered into a DPA (DPA-2) and an FCA settlement agreement (FCA Settlement Agreement) with the DOJ to resolve these matters. Pursuant to DPA-2, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. If Raytheon Company and the Company fully comply with all of their respective obligations in DPA-2 during its three-year term, the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. DPA-2 provides for a criminal penalty in the amount of $147 million, plus restitution, and the FCA Settlement Agreement provides for an FCA settlement payment in the amount of $428 million plus interest ($4 million at September 30, 2024), which includes restitution that will satisfy the criminal restitution obligation when paid. Under DPA-2 as well as DPA-1 and the SEC administrative order discussed in “Thales-Raytheon Systems and Related Matters” above, Raytheon Company and the Company are required to retain an independent compliance monitor(s) satisfactory to the DOJ and the SEC and are required to undertake certain cooperation and disclosure obligations for a three-year term. The compliance monitor(s) will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-2 as well as DPA-1 and the SEC administrative order discussed in “Thales-Raytheon Systems and Related Matters” above. The Company has accrued $579 million in the aggregate for DPA-2 and the FCA Settlement Agreement as of September 30, 2024, which will be paid during the fourth quarter of 2024. The Company does not believe that these matters, will have a material adverse effect on our results of operations, financial condition, or liquidity.
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the U.S. Department of State’s (DOS) Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a Consent Agreement (CA) with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter ended June 30, 2024, will be paid in installments, with $34 million paid in September 2024, $33 million paid by August 29, 2025, and $33 million paid by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $251 million in the aggregate as of September 30, 2024 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
UTC Equity Conversion Litigation
As previously disclosed, on December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which United Technologies Corporation (UTC) equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly traded companies. On July 23, 2024, in response to a motion to dismiss filed by the Company, the Court dismissed the shareholder derivative lawsuit in its entirety with prejudice. On August 22, 2024, Plaintiff filed an appeal to the Delaware Supreme Court. We continue to believe that the lawsuit lacks merit. We also continue to believe that this matter will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Civil Litigation Related to Employee Hiring Practices
Pratt & Whitney is one of multiple defendants in a putative class action lawsuit pending in the United States District Court for the District of Connecticut alleging that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. Plaintiffs seek to represent different purported classes of engineers and skilled laborers employed by Pratt & Whitney and other supplier-defendants since 2011, and are seeking to recover treble damages in an undetermined amount, plus attorneys’ fees and costs of suit. On August 30, 2024, Pratt & Whitney filed a notice with the court that the parties have reached agreement in principle to settle Plaintiffs’ claims on a class-wide basis for an immaterial amount.
In April 2024, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former officers and directors of the Company alleging that defendants breached their fiduciary duties by failing to implement and enforce a reasonable oversight mechanism for compliance with antitrust laws. Based on the information available to date, we do not believe that this this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Note 17: Equity
Common Stock - Share Repurchases. On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. The ASR agreements provided for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, which, on that date, represented approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to Shareowners’ equity, consisting of an $8.5 billion increase in Treasury stock and a $1.5 billion decrease in Common stock.
The shares associated with the remaining portion of the aggregate purchase price have been settled over two tranches. In July 2024, the first tranche was settled upon final delivery to us of approximately 0.4 million shares of common stock. In September 2024, with respect to the second tranche, we owed approximately 2.2 million shares of common stock that we elected to cash settle for $261 million. The cash payment required as a result of the second tranche settlement was due to the significant increase in the price of our common stock during the ASR term. The final average price under the ASR was $94.28 per share.

Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2024 and 2023 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2024
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)
Other comprehensive income (loss) before reclassifications, net	749	(72)	125	802
Amounts reclassified, pre-tax	—	(44)	14	(30)
Tax benefit (expense)	6	11	(40)	(23)
Balance at September 30, 2024	$123	$(2,207)	$115	$(1,969)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	560	(82)	64	$542
Amounts reclassified, pre-tax	—	(131)	23	$(108)
Tax benefit (expense)	3	32	(19)	16
Balance at September 30, 2024	$123	$(2,207)	$115	$(1,969)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2023
Balance at June 30, 2023	$(476)	$(1,035)	$9	$(1,502)
Other comprehensive income (loss) before reclassifications, net	(441)	37	(132)	(536)
Amounts reclassified, pre-tax	—	(141)	9	(132)
Tax benefit (expense)	(3)	33	24	54
Balance at September 30, 2023	$(920)	$(1,106)	$(90)	$(2,116)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	85	(7)	101	179
Amounts reclassified, pre-tax	—	(426)	73	(353)
Tax benefit (expense)	—	109	(33)	76
Balance at September 30, 2023	$(920)	$(1,106)	$(90)	$(2,116)
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
Total sales and operating profit (loss) by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale. Results for the quarters ended September 30, 2024 and 2023 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2024	2023	2024	2023	2024	2023
Collins Aerospace	$7,075	$6,629	$1,062	$903	15.0%	13.6%
Pratt & Whitney (2)	7,239	926	557	(2,482)	7.7%	(268.0)%
Raytheon	6,386	6,472	647	560	10.1%	8.7%
Total segment	20,700	14,027	2,266	(1,019)	10.9%	(7.3)%
Eliminations and other (1)	(611)	(563)	(14)	(69)
Corporate expenses and other unallocated items	—	—	100	(63)
FAS/CAS operating adjustment	—	—	210	272
Acquisition accounting adjustments	—	—	(534)	(517)
Consolidated	$20,089	$13,464	$2,028	$(1,396)	10.1%	(10.4)%
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
Results for the nine months ended September 30, 2024 and 2023 are as follows:

	Net Sales		Operating Profit (Loss)		Operating Profit (Loss) Margins
(dollars in millions)	2024	2023	2024	2023	2024	2023
Collins Aerospace	$20,747	$19,133	$3,029	$2,699	14.6%	14.1%
Pratt & Whitney (2)	20,497	11,857	1,511	(1,837)	7.4%	(15.5)%
Raytheon (3)	19,556	19,464	1,770	1,775	9.1%	9.1%
Total segment	60,800	50,454	6,310	2,637	10.4%	5.2%
Eliminations and other (1)	(1,685)	(1,461)	(55)	(34)
Corporate expenses and other unallocated items (4)	—	—	(926)	(165)
FAS/CAS operating adjustment	—	—	636	845
Acquisition accounting adjustments	—	—	(1,538)	(1,499)
Consolidated	$59,115	$48,993	$4,427	$1,784	7.5%	3.6%
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
(3)    Operating Profit and Margins include a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions,” respectively, for additional information.
(4)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation” for additional information.
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

Segment sales disaggregated by geographic region based on customer location for the quarters ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,401	$3,346	$4,615	$49	$11,411	$3,323	$2,849	$4,987	$(4)	$11,155
Europe	1,611	1,535	973	1	4,120	1,580	1,533	400	1	3,514
Asia Pacific	825	1,449	515	—	2,789	674	1,191	549	—	2,414
Middle East and North Africa	236	179	213	—	628	187	168	469	—	824
Other regions	380	730	31	—	1,141	335	586	37	—	958
Powder Metal Matter	—	—	—	—	—	—	(5,401)	—	—	(5,401)
Consolidated net sales	6,453	7,239	6,347	50	20,089	6,099	926	6,442	(3)	13,464
Inter-segment sales	622	—	39	(661)	—	530	—	30	(560)	—
Business segment sales	$7,075	$7,239	$6,386	$(611)	$20,089	$6,629	$926	$6,472	$(563)	$13,464
Segment sales disaggregated by geographic region for the nine months ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$10,128	$9,629	$14,511	$129	$34,397	$9,657	$8,327	$14,865	$81	$32,930
Europe	4,871	4,612	2,056	3	11,542	4,580	3,998	1,209	3	9,790
Asia Pacific	2,296	3,977	1,603	1	7,877	1,864	3,068	1,640	1	6,573
Middle East and North Africa	612	489	1,167	—	2,268	531	382	1,525	—	2,438
Other regions	1,131	1,789	111	—	3,031	1,050	1,482	131	—	2,663
Powder Metal Matter	—	—	—	—	—	—	(5,401)	—	—	(5,401)
Consolidated net sales	19,038	20,496	19,448	133	59,115	17,682	11,856	19,370	85	48,993
Inter-segment sales	1,709	1	108	(1,818)	—	1,451	1	94	(1,546)	—
Business segment sales	$20,747	$20,497	$19,556	$(1,685)	$59,115	$19,133	$11,857	$19,464	$(1,461)	$48,993
Segment sales disaggregated by type of customer for the quarters ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney (2)	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,757	$1,595	$4,595	$49	$7,996	$1,502	$1,239	$4,943	$(6)	$7,678
Foreign military sales through the U.S. government	85	433	984	—	1,502	76	474	767	—	1,317
Foreign government direct commercial sales	319	196	702	1	1,218	257	127	636	—	1,020
Commercial aerospace and other commercial sales	4,292	5,015	66	—	9,373	4,264	(914)	96	3	3,449
Consolidated net sales	6,453	7,239	6,347	50	20,089	6,099	926	6,442	(3)	13,464
Inter-segment sales	622	—	39	(661)	—	530	—	30	(560)	—
Business segment sales	$7,075	$7,239	$6,386	$(611)	$20,089	$6,629	$926	$6,472	$(563)	$13,464
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.

Segment sales disaggregated by customer for the nine months ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney (2)	Raytheon	Other	Total
Sales to the U.S. government (1)	$4,951	$4,664	$14,432	$128	$24,175	$4,670	$3,774	$14,670	$79	$23,193
Foreign military sales through the U.S. government	248	1,129	2,643	—	4,020	226	1,158	2,436	—	3,820
Foreign government direct commercial sales	945	514	2,136	2	3,597	793	347	1,970	3	3,113
Commercial aerospace and other commercial sales	12,894	14,189	237	3	27,323	11,993	6,577	294	3	18,867
Consolidated net sales	19,038	20,496	19,448	133	59,115	17,682	11,856	19,370	85	48,993
Inter-segment sales	1,709	1	108	(1,818)	—	1,451	1	94	(1,546)	—
Business segment sales	$20,747	$20,497	$19,556	$(1,685)	$59,115	$19,133	$11,857	$19,464	$(1,461)	$48,993
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the quarters ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney (1)	Raytheon	Other	Total
Products	$5,024	$4,119	$5,524	$41	$14,708	$4,761	$(1,486)	$5,339	$1	$8,615
Services	1,429	3,120	823	9	5,381	1,338	2,412	1,103	(4)	4,849
Consolidated net sales	6,453	7,239	6,347	50	20,089	6,099	926	6,442	(3)	13,464
Inter-segment sales	622	—	39	(661)	—	530	—	30	(560)	—
Business segment sales	$7,075	$7,239	$6,386	$(611)	$20,089	$6,629	$926	$6,472	$(563)	$13,464
(1)    Includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the nine months ended September 30, 2024 and 2023 are as follows:

	2024					2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney (1)	Raytheon	Other	Total
Products	$14,884	$11,925	$16,648	$116	$43,573	$13,813	$4,765	$16,149	$86	$34,813
Services	4,154	8,571	2,800	17	15,542	3,869	7,091	3,221	(1)	14,180
Consolidated net sales	$19,038	$20,496	$19,448	$133	$59,115	$17,682	$11,856	$19,370	$85	$48,993
Inter-segment sales	1,709	1	108	(1,818)	—	1,451	1	94	(1,546)	—
Business segment sales	$20,747	$20,497	$19,556	$(1,685)	$59,115	$19,133	$11,857	$19,464	$(1,461)	$48,993
(1)    Includes the reduction in sales from the Powder Metal Matter.
Raytheon segment sales disaggregated by contract type for the quarters ended September 30, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Fixed-price	$3,409	$2,997
Cost-type	2,938	3,445
Consolidated net sales	6,347	6,442
Inter-segment sales	39	30
Business segment sales	$6,386	$6,472

Raytheon segment sales disaggregated by contract type for the nine months ended September 30, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Fixed-price	$10,020	$9,639
Cost-type	9,428	9,731
Consolidated net sales	19,448	19,370
Inter-segment sales	108	94
Business segment sales	$19,556	$19,464
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $221 billion as of September 30, 2024. Of the total RPO as of September 30, 2024, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In March 2024, the SEC issued the final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model, and outlook, as well as relating to assessment, management, oversight, and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
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
Other new pronouncements issued but not effective until after September 30, 2024 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and nine months ended September 30, 2024 and 2023, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 22, 2024, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of operations, of comprehensive income (loss), and of changes in equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 22, 2024

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and nine months ended September 30, 2024 and 2023 with respect to Raytheon, we are referring to their September 29, 2024 and October 1, 2023 fiscal quarter ends, respectively.
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
Collins and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles, and the general economic health of airline carriers and airframers are key barometers for our commercial aerospace operations. In particular, the ongoing work stoppages at a major airframer customer, may adversely impact our business. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Many of our aerospace customers are covered under long-term aftermarket service agreements at both Collins and Pratt & Whitney, which are inclusive of both spare parts and services.
Our defense operations are affected by U.S. Department of Defense (DoD) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. In addition, our defense businesses engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions. Refer to “U.S. Government’s Continuing Resolution” below for additional information.
Other Matters
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Legal Matters. The Company has resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” The Company entered into a deferred prosecution agreement (DPA) with the Department of Justice (DOJ) and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and

Related Matters). The Company also entered into a DPA and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). In addition, the Company resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a consent agreement with the Department of State (DOS) (Trade Compliance Matters). As a result, we recorded a combined pre-tax charge of $918 million during the second quarter of 2024, which included an accrual of $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), an accrual of $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and an accrual of $285 million related to Trade Compliance Matters. See “Note 16: Commitments and Contingencies” within Item 1 of this Form 10-Q for additional information.
Pratt & Whitney Powder Metal Matter. As described further in “Note 16: Commitments and Contingencies,” within Item 1 of this Form 10-Q, in 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”).
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
U.S. Government’s Continuing Resolution. On September 26, 2024, President Biden signed a continuing resolution that funds federal agencies through December 20, 2024. A continuing resolution authorizes federal agencies to operate generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress is unable to enact formal fiscal year 2025 appropriation bills by December 20, 2024, it may pass another continuing resolution. However, if Congress fails to pass the formal appropriations bills or a continuing resolution, then the U.S. government would shut down during which federal agencies would cease all non-essential functions.
In the event of a U.S. government shutdown, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the continuing resolution or shutdown. Furthermore, under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact appropriation bills by April 30,

2025, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration.
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
In February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment which became part of Raytheon during the third quarter of 2023), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. In addition, in September 2022, China indicated that it decided to sanction our Chairman and former Chief Executive Officer, Gregory Hayes, in connection with another foreign military sale to Taiwan involving RTX products and services. In January 2024, China announced sanctions against Data Link Solutions LLC, a Collins joint venture and, most recently, in May 2024, China announced sanctions against Raytheon Missile Systems and the Javelin Joint Venture between Raytheon and Lockheed Martin. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China is uncertain.
We have direct commercial sales contracts for products and services to certain foreign customers, for which U.S. government review and approval has been pending. The U.S. government’s approval of these sales is subject to a range of factors, including its foreign policies related to these customers, which are subject to continuing review and potential changes. Likewise, regulatory approvals previously granted for prior sales can be paused or revoked if the products and services have not yet been delivered to the customer. In addition, certain programs require approvals by foreign governments, and those approvals may not be obtained on a timely basis or at all or may be revoked. If we ultimately do not receive all of the regulatory approvals, or those approvals are revoked, it could have a material effect on our financial results. In particular, during the third quarter of 2024, we received a critical license required to restart work under certain contracts with a Middle East customer. In order to perform under these contracts, significant actions are required, including obtaining additional regulatory approvals, and therefore we have not recognized revenue on these contracts to date. Should the remaining uncertainties be resolved, we do not expect these contracts to have a significant impact on our future financial results. As of September 30, 2024, our Contract liabilities include approximately $430 million of advance payments received in connection with these contracts, which may become refundable to the customer if the contracts are ultimately terminated.
We continue to closely monitor potential impacts from the war in Gaza and the recent escalation of conflict in the region on RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and elsewhere. To date, the impacts to RTX have been minimal, though a number of countries have imposed restrictions on exports to or imports from Israel. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, though we could experience future delivery delays of certain products because of the current situation. Given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2023 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024.
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
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net sales	$20,089	$13,464	$59,115	$48,993
The factors contributing to the change year-over-year in total net sales for the quarter and nine months ended September 30, 2024 are as follows:

(dollars in millions)	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic (1)	$1,555	$5,589
Acquisitions and divestitures, net	(430)	(862)
Other	5,500	5,395
Total change	$6,625	$10,122
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $1.6 billion organically in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily due to higher organic net sales of $0.9 billion at Pratt & Whitney, $0.4 billion at Collins, and $0.3 billion at Raytheon.
Other sales increased $5.5 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily driven by the absence of the net sales charge of $5.4 billion associated with the Powder Metal Matter recorded in the third quarter of 2023.
Net sales increased $5.6 billion organically in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher organic net sales of $3.2 billion at Pratt & Whitney, $1.6 billion at Collins, and $1.0 billion at Raytheon.
Other sales increased $5.4 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by the absence of the net sales charge of $5.4 billion associated with the Powder Metal Matter recorded in the third quarter of 2023.

The decreases in net sales due to Acquisitions and divestitures, net of $0.4 billion and $0.9 billion for the quarter and nine months ended September 30, 2024 compared to the quarter and nine months ended September 30, 2023, respectively, were primarily driven by the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024.
See “Segment Review” below for further information by segment.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Net Sales
Products	$14,708	$8,615	73.2%	64.0%
Services	5,381	4,849	26.8%	36.0%
Total net sales	$20,089	$13,464	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $6.1 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily due to the absence of the net sales charge of $5.3 billion associated with the Powder Metal Matter recorded in the third quarter of 2023, and increases in external products sales of $0.3 billion at Pratt & Whitney, $0.3 billion at Collins, and $0.2 billion at Raytheon.
Net services sales increased $0.5 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily due to increases in external services sales of $0.6 billion at Pratt & Whitney and $0.1 billion at Collins, and the absence of net sales charge of $0.1 billion associated with the Powder Metal Matter recorded in the third quarter of 2023, partially offset by a decrease in external services sales of $0.3 billion at Raytheon, primarily driven by the sale of our CIS business completed in the first quarter of 2024.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Net Sales
Products	$43,573	$34,813	73.7%	71.1%
Services	15,542	14,180	26.3%	28.9%
Total net sales	$59,115	$48,993	100%	100%
Net products sales increased $8.8 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by the absence of the net sales charge of $5.3 billion associated with the Powder Metal Matter and increases in external products sales of $1.9 billion at Pratt & Whitney, $1.1 billion at Collins, and $0.5 billion at Raytheon.
Net services sales increased $1.4 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increases in external services sales of $1.4 billion at Pratt & Whitney and $0.3 billion at Collins, and the absence of the net sales charge of $0.1 billion associated with the Powder Metal Matter recorded in the third quarter of 2023, partially offset by a decrease in external services sales of $0.4 billion at Raytheon, primarily driven by the sale of our CIS business completed in the first quarter of 2024.
Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Sales to the U.S. government (1)	$7,996	$7,678	39.8%	57.0%
Foreign military sales through the U.S. government	1,502	1,317	7.5%	9.8%
Foreign government direct commercial sales	1,218	1,020	6.1%	7.6%
Commercial aerospace and other commercial sales (2)	9,373	3,449	46.7%	25.6%
Total net sales	$20,089	$13,464	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 includes the reduction in sales from the Powder Metal Matter.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Sales to the U.S. government (1)	$24,175	$23,193	40.9%	47.3%
Foreign military sales through the U.S. government	4,020	3,820	6.8%	7.8%
Foreign government direct commercial sales	3,597	3,113	6.1%	6.4%
Commercial aerospace and other commercial sales (2)	27,323	18,867	46.2%	38.5%
Total net sales	$59,115	$48,993	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 includes the reduction in sales from the Powder Metal Matter.

Cost of Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Total cost of sales	$16,055	$12,750	$47,940	$40,913
Percentage of net sales	79.9%	94.7%	81.1%	83.5%
The factors contributing to the change year-over-year in total cost of sales for the quarter and nine months ended September 30, 2024 are as follows:

(dollars in millions)	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Organic (1)	$1,164	$4,505
Acquisitions and divestitures, net	(406)	(816)
Restructuring	(33)	(26)
FAS/CAS operating adjustment	51	173
Acquisition accounting adjustments	16	39
Other	2,513	3,152
Total change	$3,305	$7,027
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $1.2 billion for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales increased $2.5 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact.
The organic increase in total cost of sales of $4.5 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales increased $3.2 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact, a $0.5 billion charge related to the anticipated Raytheon Contract Termination in the second quarter of 2024, and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. The above items were partially offset by the absence of $0.1 billion of charges at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
The decreases in total cost of sales due to Acquisitions and divestitures, net of $0.4 billion and $0.8 billion for the quarter and nine months ended September 30, 2024 compared to the quarter and nine months ended September 30, 2023, respectively, were primarily driven by the sale of our CIS business within our Raytheon segment completed in the first quarter of 2024.
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

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Cost of sales
Products	$12,336	$9,289	61.4%	69.0%
Services	3,719	3,461	18.5%	25.7%
Total cost of sales	$16,055	$12,750	79.9%	94.7%
Net products cost of sales increased $3.0 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact and increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, each driven by the products sales changes noted above.
Net services cost of sales increased $0.3 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services cost of sales at Raytheon, each driven by the services sales changes noted above.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2024	2023	2024	2023
Cost of sales
Products	$37,177	$31,078	62.9%	63.4%
Services	10,763	9,835	18.2%	20.1%
Total cost of sales	$47,940	$40,913	81.1%	83.5%
Net products cost of sales increased $6.1 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact. In addition, net product cost of sales includes increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon all driven by the products sales changes noted above, a $0.5 billion charge related to the anticipated Raytheon Contract Termination in the second quarter of 2024, and charges of $0.2 billion at Collins as a result of initiating alternative titanium sources recorded in the first quarter of 2024.
Net services cost of sales increased $0.9 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services cost of sales at Raytheon, all driven by the services sales changes noted above.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Company-funded	$751	$712	$2,126	$2,048
Percentage of net sales	3.7%	5.3%	3.6%	4.2%
Customer-funded (1)	$1,205	$1,107	$3,627	$3,417
Percentage of net sales	6.0%	8.2%	6.1%	7.0%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company-funded research and development expenses in the quarter ended September 30, 2024 were relatively consistent with the quarter ended September 30, 2023.
The increase in customer-funded research and development expenses of $0.1 billion for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily driven by increased spending at Pratt & Whitney on military programs and higher expenses on defense and commercial programs at Collins, partially offset by lower expenses on development programs at Raytheon.
The increase in company-funded research and development expenses of $0.1 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by increased spending on commercial program development at Pratt & Whitney and Collins, partially offset by lower expenses on development programs at Raytheon.
The increase in customer-funded research and development expenses of $0.2 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by higher expenses on commercial and defense programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various development programs at Raytheon.

Selling, General, and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Selling, general, and administrative	$1,389	$1,401	$4,232	$4,364
Percentage of net sales	6.9%	10.4%	7.2%	8.9%
Selling, general, and administrative expenses in the quarter ended September 30, 2024 were relatively consistent with the quarter ended September 30, 2023.
Selling, general, and administrative expenses decreased $0.1 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the absence of a $0.1 billion charge at Pratt & Whitney related to a customer insolvency recorded in the second quarter of 2023.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Other income (expense), net	$134	$3	$(390)	$116
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income (expense), net of $0.1 billion for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024, partially offset by a net unfavorable year-over-year impact of foreign exchange gains and losses. Refer to “Note 11: Income Taxes” within Item 1 of this Form 10-Q for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.
The decrease in Other income (expense), net of $0.5 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a $0.9 billion charge during the second quarter of 2024 related to the Resolution of Certain Legal Matters, the absence of a gain on the sale of land during the first quarter of 2023, and the reversal of certain tax related indemnity receivables associated with the conclusion of the examination phase of certain tax audits in the first quarter of 2024. The above items were partially offset by a $0.4 billion gain on the sale of Raytheon’s CIS business, net of transaction costs, in the first quarter of 2024 and a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024. Refer to “Note 11: Income Taxes” within Item 1 of this Form 10-Q for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.

Operating Profit (Loss)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Operating profit (loss)	$2,028	$(1,396)	$4,427	$1,784
Operating profit (loss) margin	10.1%	(10.4)%	7.5%	3.6%
The increase in Operating profit (loss) of $3.4 billion for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily driven by the absence of the $2.9 billion of charges associated with the Powder Metal Matter recorded in the third quarter of 2023, the increased operating performance of our segments of approximately $0.4 billion, and a $0.2 billion benefit related to an indemnity receivable recorded in the third quarter of 2024. Refer to “Note 11: Income Taxes” within Item 1 of this Form 10-Q for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.
The increase in Operating profit (loss) of $2.6 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by the absence of the $2.9 billion of charges associated with the Powder Metal Matter in the third quarter of 2023. In addition, the increase in Operating profit was driven by the increased operating performance of our segments of approximately $1.0 billion, a $0.4 billion gain on sale of the CIS business recorded in the first quarter of 2024, net of transaction and other related costs, and a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024. The above items were partially offset by a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters, a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination, and the change in our FAS/CAS operating adjustment which is described below in “Segment Review.” Refer to “Note 11: Income Taxes” within Item 1 of this Form 10-Q for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.
Non-service Pension Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Non-service pension income	$(374)	$(443)	$(1,134)	$(1,334)
The changes in Non-service pension income of $0.1 billion and $0.2 billion for the quarter and nine months ended September 30, 2024 compared to the quarter and nine months ended September 30, 2023, respectively, were primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.
Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Interest expense	$548	$391	$1,456	$1,102
Interest income	(45)	(19)	(75)	(46)
Other non-operating expense (income) (1)	(7)	(3)	(5)	(39)
Interest expense, net	$496	$369	$1,376	$1,017
Average interest expense rate	4.6%	4.2%	4.6%	4.1%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net increased $0.1 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily due to an increase in Interest expense as a result of long-term debt issuances in 2023.
Interest expense, net increased $0.4 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in Interest expense as a result of long-term debt issuances in 2023, partially offset by the reversal of interest accruals as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits in the first quarter of 2024.

Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective income tax rate	19.5%	29.4%	17.5%	9.2%
The change in the effective tax rate for the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023, is driven in part by the $2.9 billion Powder Metal Matter charge and the associated deferred tax benefit of $663 million recorded in the quarter ended September 30, 2023. Additionally, in the quarter ended September 30, 2024, the Company recorded a $138 million deferred tax benefit associated with legal entity reorganizations and a $56 million tax benefit in response to favorable U.S. Tax Court rulings issued to unrelated taxpayers, but with facts similar to ours. The nature of the tax item in the rulings is subject to a tax matters agreement entered into with Carrier and Otis in connection with the separation of those businesses in 2020, and therefore we recorded a pre-tax charge of $32 million for their respective indemnified amounts.
The quarter ended September 30, 2024 also includes a $212 million tax charge related to U.S. federal income taxes now owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in the quarter impacting pre-separation tax years. This tax ruling results in a reduction of U.S. foreign tax credits previously claimed by the Company in pre-separation tax years for which Otis must indemnify us. The Company currently expects to receive approximately $300 million from Otis in connection with the reduction to the foreign tax credits claimed and resulting indemnification obligation. The Company recorded a pre-tax benefit of $212 million representing a portion of the indemnity owed by Otis pursuant to the tax matters agreement and will record the remaining amount owed upon receipt. Additionally, the Company is indemnified for associated interest of $31 million as of September 30, 2024.
In addition to items described above, the effective tax rate for the nine months ended September 30, 2024 also includes a $275 million tax benefit recognized in the first quarter of 2024 resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years, a $143 million tax cost associated with the sale of the CIS business, and the effective tax rate impact of the $918 million charge associated with the Resolution of Certain Legal Matters accrued during the second quarter of 2024 where no tax benefit has been recorded.
Net Income (Loss) Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to common shareowners	$1,472	$(984)	$3,292	$1,769
Diluted earnings (loss) per share	$1.09	$(0.68)	$2.45	$1.21
Net income attributable to common shareowners for the quarter ended September 30, 2024 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings (loss) per share (EPS) of $0.31.
Net loss attributable to common shareowners for the quarter ended September 30, 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted EPS of $1.53; and
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.28.
Net income attributable to common shareowners for the nine months ended September 30, 2024 includes the following:
•acquisition accounting adjustments of $1.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.89;
•charge related to the Resolution of Certain Legal Matters of $0.9 billion, which had an unfavorable impact on diluted EPS of $0.68;
•a charge of $0.4 billion, net of tax, related to the anticipated Raytheon Contract Termination, which had an unfavorable impact on diluted EPS of $0.33;
•benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits of $0.3 billion, net of tax, which had a favorable impact on diluted EPS of $0.21;
•a gain on sale of the CIS business, net of transaction and other related costs, of $0.2 billion, net of tax, which had a favorable impact on diluted EPS of $0.18; and
•charges related to initiating alternative titanium sources at our Collins segment of $0.2 billion, which had an unfavorable impact on diluted EPS of $0.13.

Net income attributable to common shareowners for the nine months ended September 30, 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted EPS of $1.52;
•acquisition accounting adjustments of $1.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.80; and
•charges on our contract assets and customer financing assets related to a customer insolvency of $0.1 billion, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS of $0.08.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$7,075	$6,629	$20,747	$19,133
Pratt & Whitney (2)	7,239	926	20,497	11,857
Raytheon	6,386	6,472	19,556	19,464
Total segment	20,700	14,027	60,800	50,454
Eliminations and other (1)	(611)	(563)	(1,685)	(1,461)
Consolidated	$20,089	$13,464	$59,115	$48,993
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.

Operating Profit (Loss). Operating profit (loss) by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$1,062	$903	$3,029	$2,699
Pratt & Whitney (2)	557	(2,482)	1,511	(1,837)
Raytheon (3)	647	560	1,770	1,775
Total segment	2,266	(1,019)	6,310	2,637
Eliminations and other (1)	(14)	(69)	(55)	(34)
Corporate expenses and other unallocated items (4)	100	(63)	(926)	(165)
FAS/CAS operating adjustment	210	272	636	845
Acquisition accounting adjustments	(534)	(517)	(1,538)	(1,499)
Consolidated	$2,028	$(1,396)	$4,427	$1,784
(1)    Includes the operating results of certain smaller operations.
(2)    2023 includes the impacts of the Powder Metal Matter.
(3)    Includes a $0.6 billion charge in the second quarter of 2024 related to the anticipated Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions” within Item 1 of this Form 10-Q, respectively, for additional information.
(4)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information.
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
We had the following aggregate EAC adjustments for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Gross favorable	$260	$247	$803	$851
Gross unfavorable	(351)	(526)	(1,118)	(1,284)
Total net EAC adjustments	$(91)	$(279)	$(315)	$(433)
The change in net EAC adjustments of $0.2 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to the absence of a $0.1 billion unfavorable impact recorded at Pratt & Whitney in the third quarter of 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter.
The change in net EAC adjustments of $0.1 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to favorable changes in net EAC adjustments at Pratt & Whitney, as discussed above, and Raytheon, partially offset by unfavorable changes in net EAC adjustments at Collins.
In addition to the amounts included in the table above, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer. As a result of this action, Raytheon recognized a $0.6 billion charge related to the estimated impact of this termination. This charge includes the write-off of remaining contract assets and our best estimate of the expected settlement in conjunction with this termination.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $221 billion and $196 billion as of September 30, 2024 and December 31, 2023, respectively. Total backlog includes commercial backlog of $131 billion and $118 billion as of September 30, 2024 and December 31, 2023, respectively, and defense backlog of $90 billion and $78 billion as of September 30, 2024 and December 31, 2023, respectively. In the quarter ended March 31, 2024, Raytheon backlog was reduced by $1.1 billion as a result of the sale of the CIS business.

We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $25 billion and $12 billion for the quarters ended September 30, 2024 and 2023, respectively, and approximately $47 billion and $37 billion for the nine months ended September 30, 2024 and 2023, respectively.
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
Collins Aerospace

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$7,075	$6,629	7%	$20,747	$19,133	8%
Operating profit	1,062	903	18%	3,029	2,699	12%
Operating profit margins	15.0%	13.6%		14.6%	14.1%
Quarter Ended September 30, 2024 Compared with Quarter Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$387	$—	$—	$59	$446
Operating profit	54	—	52	53	159
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.4 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily relates to higher defense sales of $0.3 billion due to higher volume across multiple programs and higher commercial aerospace aftermarket sales of $0.2 billion principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased volume. This increase was partially offset by lower commercial aerospace OEM sales of $0.1 billion driven by lower volume on certain narrowbody aircraft.
The increase in Other net sales in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to the absence of a $0.1 billion charge related to a litigation matter in the third quarter of 2023.
The organic operating profit increase of $0.1 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to higher defense operating profit of $0.1 billion, principally driven by the higher sales volume discussed above. Commercial aerospace operating profit in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was relatively flat as higher commercial aftermarket volume was offset by the lower commercial OEM volume discussed above and unfavorable OEM mix. The organic operating profit increase was also partially offset by higher research and development costs.
The increase in Other operating profit in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to the absence of a charge related to the litigation matter discussed above.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,554	$—	$—	$60	$1,614
Operating profit	456	—	42	(168)	$330
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.6 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily relates to higher commercial aerospace aftermarket sales of $0.8 billion, higher defense sales of $0.5 billion, and higher commercial aerospace OEM sales of $0.2 billion. The increase in commercial aerospace sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased volume. The defense sales increase was primarily due to higher volume across multiple programs.
The increase in Other net sales in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the absence of a $0.1 billion charge related to a litigation matter in the third quarter of 2023.
The organic operating profit increase of $0.5 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher commercial aerospace operating profit of $0.4 billion, principally driven by the higher aftermarket and OEM sales volume discussed above, partially offset by unfavorable OEM mix. Defense operating profit increased $0.1 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the higher volume discussed above, partially offset by higher space program costs. The above increases were partially offset by $0.1 billion of higher research and development costs.
The decrease in Other operating profit of $0.2 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by $0.2 billion of charges in the first quarter of 2024, primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources, partially offset by the absence of a charge related to the litigation matter discussed above. See “Note 1: Basis of Presentation” within Item 1 of this Form 10-Q for additional information on Russia sanctions.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended September 30, 2024, Collins booked $470 million for Federal Aviation Administration air traffic control automation system sustainment. In addition to these bookings, in the nine months ended September 30, 2024, Collins booked $1.9 billion to support the U.S. Air Force’s next-generation Survivable Airborne Operations Center and $254 million for F-35 landing gear Lots 18 and 19.
Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$7,239	$926	682%	$20,497	$11,857	73%
Operating profit (loss)	557	(2,482)	NM	1,511	(1,837)	NM
Operating profit (loss) margins	7.7%	(268.0)%		7.4%	(15.5)%
NM = Not Meaningful
Quarter Ended September 30, 2024 Compared with Quarter Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$899	$—	$—	$5,414	$6,313
Operating profit (loss)	178	—	(6)	2,867	3,039
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.9 billion in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, reflects higher commercial aftermarket sales of $0.4 billion, primarily driven by higher volume. The increase also includes higher commercial OEM sales of $0.1 billion, primarily driven by favorable mix within large commercial engines. Military sales were up $0.4 billion primarily driven by higher sustainment volume across multiple platforms and higher F135 development volume.
The Other net sales increase of $5.4 billion in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023 reflects the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit increase of $0.2 billion in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023 reflects higher commercial aerospace aftermarket operating profit of $0.1 billion, driven by the commercial aftermarket sales volume discussed above, while the favorable OEM mix and benefit of lower volume was offset by higher production costs. The increase in military operating profit was $0.1 billion, driven by the sales volume discussed above.
The Other operating profit increase of $2.9 billion in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, reflects the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$3,231	$—	$—	$5,409	$8,640
Operating profit (loss)	273	—	5	3,070	3,348
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $3.2 billion in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 reflects higher commercial OEM sales of $1.2 billion primarily driven by favorable mix on higher volume and higher commercial aftermarket sales of $1.0 billion primarily driven by higher volume. Military sales increased $1.0 billion, primarily due to higher sustainment volume across multiple platforms.
The Other net sales increase of $5.4 billion in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily relates to the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit increase of $0.3 billion in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 reflects higher commercial aerospace operating profit of $0.2 billion as the benefit from favorable large commercial OEM mix and higher commercial aftermarket volume was partially offset by the unfavorable impact from higher large commercial OEM volume, higher production costs, as well as, the absence of two favorable contract matters totaling approximately $0.1 billion during the nine months ended September 30, 2023. Additionally, the increase in military operating profit of $0.2 billion, driven by the higher sales volume discussed above, as well as favorable mix, was partially offset by higher production costs. The increases described above were also partially offset by higher research and development and selling, general and administrative expenses of $0.1 billion.
The increase in Other operating profit of $3.1 billion in the nine months ended September 30, 2024, compared to in the nine months ended September 30, 2023, primarily relates to the absence of a $2.9 billion charge recognized in the third quarter of 2023 related to the Powder Metal Matter and the absence of a $0.2 billion charge related to a customer insolvency during the second quarter of 2023.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended September 30, 2024, Pratt & Whitney booked $2.3 billion for F117, $1.3 billion for F135 Engine Core Upgrade development and $455 million for F135 sustainment. In addition to these bookings, in the nine months ended September 30, 2024, Pratt & Whitney booked $381 million for F135 sustainment and $302 million for F135 production.
Raytheon

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$6,386	$6,472	(1)%	$19,556	$19,464	—%
Operating profit	647	560	16%	1,770	1,775	—%
Operating profit margins	10.1%	8.7%		9.1%	9.1%
Defense Bookings	$16,551	$7,442	122%	$29,701	$22,750	31%
Quarter Ended September 30, 2024 Compared with Quarter Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$337	$(430)	$—	$7	$(86)
Operating Profit	101	(23)	(5)	14	87
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.3 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to higher net sales of $0.4 billion from land and air defense systems programs driven by higher net sales on certain international Patriot programs, certain international National Advanced Surface-to-air Missile System (NASAMS) programs, and Counter-Unmanned Aircraft Systems (C-UAS) programs. Also contributing to the increases were higher net sales of $0.1 billion from advanced technology programs primarily driven by higher volume on classified programs and on an advanced development program. These increases were partially offset by lower net sales of $0.2 billion from air and space defense systems programs primarily due to the completion of certain programs.
The organic operating profit increase of $0.1 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was driven by a favorable change in mix and other performance of approximately $40 million primarily due to increased production on international Patriot programs, an improvement in net EAC adjustments of approximately $30 million, and higher volume of approximately $30 million primarily driven by the net sales increases noted above. The change in net EAC adjustments was spread across numerous programs and included an unfavorable EAC adjustment of $53 million in the third quarter of 2024 related to cost increases on a classified program.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,016	$(862)	$—	$(62)	$92
Operating Profit	234	(46)	3	(196)	(5)
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $1.0 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by higher net sales of $1.0 billion from land and air defense systems programs driven by higher net sales on certain international Patriot programs, C-UAS programs, certain international NASAMS programs, and the Stinger program. Also contributing to the increases were higher net sales of $0.4 billion from advanced technology programs primarily driven by higher volume on classified programs and on an advanced development program. These increases were partially offset by lower net sales of $0.4 billion from air and space defense systems programs primarily due to the completion of certain programs, and the timing of a prior year program award.
The organic operating profit increase of $0.2 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an improvement in net EAC adjustments of approximately $110 million and higher volume of approximately $100 million primarily driven by the net sales increases noted above. The change in net EAC adjustments was spread across numerous programs and benefited from the absence of a $51 million unfavorable adjustment in the nine months ended September 30, 2023 related to significant contract options exercised, which was offset by a $53 million unfavorable EAC adjustment in the third quarter of 2024 related to cost increases on a classified program.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The Other net sales and operating profit decreases of $0.1 billion and $0.2 billion, respectively in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily due to an impact to net sales and operating profit of $0.1 billion and $0.6 billion, respectively, related to the anticipated Raytheon Contract Termination initiated in the second quarter of 2024, with the operating profit decrease partially offset by a $0.4 billion gain on the sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024.
Defense Backlog and Bookings – Backlog was $60 billion as of September 30, 2024 and $52 billion as of December 31, 2023. Included in the change in backlog was a $1.1 billion reduction related to the sale of the CIS business discussed above. In addition to a number of smaller bookings, in the quarter ended September 30, 2024, Raytheon booked $1.9 billion for low-rate initial production (LRIP) of Lower Tier Air and Missile Defense System (LTAMDS) for the U.S. Army and Poland, $1.3 billion to provide Standard Missile III (SM-3) to the U.S. Navy and international customers, $1.2 billion to provide Patriot Air Defense systems to Germany, $1.2 billion to provide advanced medium-range air-to-air missile (AMRAAM) to the U.S. Air Force and international customers, $737 million to provide AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, and international customers, $599 million to provide Guidance Enhanced Missiles (GEM-T) for NATO Support and Procurement Agency (NSPA), $538 million to provide Javelin for the U.S. Army and international customers, $530 million to provide Patriot launchers for Poland, $526 million to provide Evolved SeaSparrow Missile (ESSM) for the U.S. Navy and international consortium partners, $479 million to provide GEM-T for an international customer, $473 million for Irst Capable Raptor Unrivaled Supremacy (ICARUS) production for the U. S. Air Force, $453 million to provide GEM-T for an international customer, $272 million for Standard Missile II (SM-2) provisioned items and ordered spares for the U.S. Navy, and $1.2 billion on a number of classified contracts. In addition to these bookings, in the nine months ended September 30, 2024, Raytheon booked $1.2 billion to provide Patriot Air Defense systems to Germany, $818 million to provide GEM-T for NSPA, $639 million to produce AN/SPY-6(V) radars for the U.S. Navy, $623 million to provide GEM-T for an international customer, $393 million to design and build the Landsat Next Instrument Suite (LandIS) for NASA, $282 million to provide NASAMS for Ukraine, $251 million to provide GEM-T for an international customer and $2.6 billion on a number of classified contracts.
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

	Net Sales		Operating Profit
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Eliminations and other	$(611)	$(563)	$(14)	$(69)
Corporate expenses and other unallocated items	—	—	100	(63)
The increase in eliminations and other net sales of $48 million in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $55 million in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to the absence of the impact of an Internal Revenue Service (IRS) notice issued in September 2023 related to the research and experimental expenditures capitalization.
The change in Corporate expenses and other unallocated items of $0.2 billion in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, was primarily due to a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024. Refer to “Note 11: Income Taxes” within Item 1 of this Form 10-Q for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.

	Net Sales		Operating Profit
	Nine months ended September 30,		Nine months ended September 30,
(dollars in millions)	2024	2023	2024	2023
Eliminations and other	$(1,685)	$(1,461)	$(55)	$(34)
Corporate expenses and other unallocated items	—	—	(926)	(165)
The increase in eliminations and other net sales of $0.2 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the nine months ended September 30, 2024 was relatively consistent with the nine months ended September 30, 2023.
The change in Corporate expenses and other unallocated items of $0.8 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily due to a $0.9 billion charge related to the Resolution of Certain Legal Matters recorded in the second quarter of 2024, partially offset by a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024, as discussed above.
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

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
FAS service cost (expense)	$(34)	$(38)	$(103)	$(110)
CAS expense	244	310	739	955
FAS/CAS operating adjustment	$210	$272	$636	$845
The changes in our FAS/CAS operating adjustment of $0.1 billion and $0.2 billion in the quarter and nine months ended September 30, 2024 compared to the quarter and nine months ended September 30, 2023, respectively, were driven by a decrease in CAS expense, primarily due to the recognition of historical CAS gain/loss experience.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Amortization of acquired intangibles	$(541)	$(527)	$(1,563)	$(1,518)
Amortization of property, plant, and equipment fair value adjustment	(12)	(14)	(35)	(45)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	19	24	60	64
Acquisition accounting adjustments	$(534)	$(517)	$(1,538)	$(1,499)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Collins Aerospace	$(210)	$(213)	$(626)	$(644)
Pratt & Whitney	(95)	(92)	(225)	(218)
Raytheon	(229)	(212)	(687)	(637)
Total segment	(534)	(517)	(1,538)	(1,499)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(534)	$(517)	$(1,538)	$(1,499)
Acquisition accounting adjustments for the quarter and nine months ended September 30, 2024 were relatively consistent with the quarter and nine months ended September 30, 2023, respectively.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,682	$6,587
Total debt	42,156	43,827
Total equity	62,826	61,410
Total capitalization (total debt plus total equity)	104,982	105,237
Total debt to total capitalization	40%	42%
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
At September 30, 2024, we had cash and cash equivalents of $6.7 billion, of which approximately 30% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
As of September 30, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of September 30, 2024, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2024, we had no commercial paper borrowings outstanding.
We made the following repayments of long-term debt during the nine months ended September 30, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	$250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
We have an existing universal shelf registration statement, which we filed with the SEC on September 22, 2022, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash flows provided by operating activities	$5,598	$3,172
Net income for the nine months ended September 30, 2024 included a $0.9 billion charge related to the Resolution of Certain Legal Matters and a $0.4 billion, net of tax, charge related to the anticipated Raytheon Contract Termination, both of which did not have a significant impact on cash flow in the period. These charges also had the effect of increasing Other accrued liabilities by $1.3 billion in the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2023 included a $2.2 billion charge related to the Powder Metal Matter, net of tax, which had no effect on cash flow in that period. This charge also had the effect of increasing Other accrued liabilities by $2.8 billion in the nine months ended September 30, 2023. Excluding the impact of these charges, the $3.0 billion change in cash flows provided by operating activities in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven by a favorable impact from accounts receivable driven by increased sales volume and timing of collections, including the related impact of factoring as discussed below, a favorable change in accounts payable driven by timing of payments and an increase in material purchases, and lower tax payments year-over-year including a tax refund received in the second quarter of 2024. These favorable changes were partially offset by the net change in contract assets and contract liabilities due to the timing of collections, and a decrease in Other accrued liabilities due to utilization of the Powder Metal Matter accrual as a result of customer compensation.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. During the nine months ended September 30, 2024, factoring activity resulted in an increase of approximately $0.9 billion in cash provided by operating activities, compared to an increase of approximately $0.4 billion in cash provided by operating activities during the nine months ended September 30, 2023. Factoring activity includes amounts factored on certain aerospace receivables at the customer’s request for which we may be compensated by the customer.
We made net tax payments of $0.6 billion and $1.3 billion in the nine months ended September 30, 2024 and 2023, respectively.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. We currently estimate a full year 2024 cash impact related to the Powder Metal Matter of approximately $1.0 billion. Additionally, we currently estimate full year 2024 cash payments of approximately $1.0 billion related to the Resolution of Certain Legal Matters and approximately $0.5 billion for the Raytheon Contract Termination executed subsequent to September 30, 2024.
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash flows used in investing activities	$(755)	$(2,061)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.3 billion change in cash flows used in investing activities in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily related to the sale of our CIS business within our Raytheon segment for proceeds of approximately $1.3 billion in cash.
During the nine months ended September 30, 2024 and 2023, we increased other intangible assets by $0.4 billion and $0.5 billion, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Net cash flows used in financing activities	$(4,749)	$(1,909)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $2.8 billion change in cash flows used in financing activities in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by prior year long-term debt issuances of $3.0 billion, an increase in long-term debt repayments of $1.5 billion, and lower issuances of commercial paper, net, of $0.5 billion, partially offset by lower year-over-year share repurchases of $2.2 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt issuances and repayments and commercial paper.
At September 30, 2024, management had remaining authority to repurchase approximately $0.7 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law.
Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Nine Months Ended September 30,
	2024		2023
(dollars in millions; shares in thousands)	$	Shares	$	Shares
Shares of common stock repurchased (1)	$136	1,365	$2,587	29,397
ASR Tranche 1 settlement - shares received (2)	—	391	—	—
ASR Tranche 2 settlement - financing cash paid (2) (3)	258	—	—	—
Total shares of common stock repurchased	$394	1,756	$2,587	29,397
(1)    Amounts relate to share repurchases that were settled in cash during the period.
(2)    Includes the settlement of the ASR first and second tranches in the third quarter of 2024. Refer to “Note 17: Equity” within Item 1 of this Form 10-Q for additional information.
(3)    Excludes the change in fair value of the stock price from trade date to settlement date of $3 million, which is classified as an operating cash flow in our Condensed Consolidated Statement of Cash Flows.
Our Board of Directors authorized the following cash dividends:

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023
Dividends paid per share of common stock	$1.850	$1.730
Total dividends paid	$2,415	$2,472
On October 9, 2024, the Board of Directors declared a dividend of $0.63 per share payable December 12, 2024 to shareowners of record at the close of business on November 15, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2024. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2023 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks, including in the Middle East and Ukraine;
•risks associated with U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a continuing resolution, a government shutdown, the debt ceiling or measures taken to avoid default, or otherwise, the effect of the outcome of the November 2024 elections, and uncertain funding of programs;
•risks relating to our performance on our contracts and programs, including our ability to control costs, and our inability to pass some or all of our costs on fixed price contracts to the customer, and risks related to our dependence on U.S. government approvals for international contracts, and risks related to any termination of these contracts or programs, including the outcome of such terminations and related payments;
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
•the outcome of pending, threatened, and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes and the potential for suspension or debarment of U.S. government contracting or export privileges as a result thereof;
•factors that could impact RTX’s ability to engage in desirable capital-raising or strategic transactions, including its credit rating, capital structure, levels of indebtedness, and related obligations, capital expenditures, and research and development spending, and capital deployment strategy including with respect to share repurchases, and the availability of credit, borrowing costs, credit market conditions, and other factors;

•uncertainties associated with the timing and scope of future repurchases by RTX of its common stock, or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors, including market conditions and the level of other investing activities and uses of cash;
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
•changes in production volumes of one or more of our significant customers as a result of business, labor, or other challenges, and the resulting effect on its or their demand for our products and services;
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
Environmental Enforcement Proceeding
The Colorado Department of Public Health and Environment (CDPHE) issued a Notice of Violation/Cease and Desist Order (NOV/CDO) to Raytheon Company on January 31, 2023, alleging violations of a water discharge permit at a former Raytheon Company facility in Boulder, Colorado. On March 27, 2024, the CDPHE informed Raytheon Company that it is seeking a penalty in the amount of approximately $1 million in connection with the alleged violations and is requiring us to undertake a compliance program. Raytheon Company is contesting the alleged violations and the penalty demand, and has the right to appeal the NOV/CDO and any associated penalty. We do not expect liability related to this matter to have a material adverse impact on our results of operations, financial condition, or liquidity.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024.

2024	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31 (1)	527	$106.81	391	$976
August 1 - August 31	126	118.90	—	976
September 1 - September 30 (2)	—	—	—	715
Total	653	$112.63	391
(1)    Total Number of Shares Purchased and Total Number of Shares Purchased as Part of a Publicly Announced Program include approximately 0.4 million shares received from the settlement of the first tranche of the accelerated share repurchase (ASR) agreement.
(2)    Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program includes the cash settlement from the second tranche of the ASR agreement.
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
On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. The ASR agreements provided for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, which, on that date, represented approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to Shareowners’ equity, consisting of an $8.5 billion increase in Treasury stock and a $1.5 billion decrease in Common stock.
The shares associated with the remaining portion of the aggregate purchase price have been settled over two tranches. In July 2024, the first tranche was settled upon final delivery to us of approximately 0.4 million shares of common stock. In September 2024, with respect to the second tranche, we owed approximately 2.2 million shares of common stock that we elected to cash settle for $261 million. The cash payment required as a result of the second tranche settlement was due to the significant increase in the price of our common stock during the ASR term. The final average price under the ASR was $94.28 per share.
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock and as required under our employee savings plan. Our ability to repurchase shares is subject to applicable law. During the quarter ended September 30, 2024, we repurchased 262 thousand shares outside of the program related to our employee savings plan.

Item 5.        Other Information
During the quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

RTX CORPORATION (Registrant)

Dated:	October 22, 2024	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 22, 2024	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)