Form 10-K
period 2024-12-31
RTX Corp
filed 2025-02-03
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2024 was approximately $133,428,194,600, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At December 31, 2024, there were 1,332,122,758 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareowners are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
General
RTX Corporation is an aerospace and defense company that provides advanced systems and services for commercial, military, and government customers worldwide. The terms “we,” “us,” “our,” the “Company”, and “RTX” mean RTX Corporation and its subsidiaries, unless the context indicates another meaning. References to “Raytheon Company” mean Raytheon Company, which became a wholly owned subsidiary of RTX on April 3, 2020 through an all-stock merger transaction between United Technologies Corporation and Raytheon Company (the surviving company of which is RTX Corporation). We serve commercial and government customers in both the original equipment and aftermarket parts and services segments of the aerospace industry. Our defense business serves both domestic and international customers as a prime contractor or subcontractor on a broad portfolio of defense and related programs for military and government customers. RTX Corporation was incorporated in Delaware in 1934.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K, including the information contained therein under the heading “Business Overview.”
Business Segments
Our operations are classified into three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon, with each segment comprised of groups of similar operations.
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products. Collins’ solutions include aftermarket services for civil and military aircraft manufacturers, commercial airlines, and regional, business, and general aviation, as well as for defense and commercial space operations. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services. Collins designs, manufactures, and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels, and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, actuation systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training.
Collins sells aerospace and defense products and services to aircraft manufacturers, airlines, airports and other aircraft operators, the U.S. and foreign governments, defense contractors, maintenance, repair, and overhaul providers, and independent distributors around the world. Collins’ largest commercial customers are Boeing and Airbus with combined sales, prior to discounts and incentives, of 16%, 19%, and 18% of total Collins segment sales in 2024, 2023, and 2022, respectively.
In 2024, Collins was awarded expanded contract scope for the Federal Aviation Administration (FAA) air traffic control automation system to implement technical refresh updates aimed at improving the air traffic controller work environment and system security. Collins was also awarded contracts to supply spare parts for the Army Tactical Navigation System and to design, develop, and deliver systems and products for a new aircraft under the United States Air Force Survivable Airborne Operations Center program. Collins was also awarded $2 billion in the aggregate for new maintenance, repair and overhaul, and spares long-term contracts with several airlines. In addition, Collins continued its significant product development activities, including for major systems on the Airbus A321XLR, the Boeing 777X and 737 MAX 10, and systems in support of the Boeing T-7A trainer and the Bell V 280 (FLRAA).
Collins continues to invest in sustainable technologies, such as electrical power architectures, advanced thermoplastic materials, digital trajectory optimizers, highly efficient cooling systems, and numerous other technologies that provide lower weight, drag, and carbon footprint solutions on aircraft. Collins is also investing in higher efficiency build processes, that reduce chemical and power usage and increase the use of recycling. Collins composite structural technology supports optimization of the design of aircraft components and equipment to minimize weight, maximize energy efficiency and reduce fuel burn. Collins works closely with numerous other industry organizations and airframers to explore alternative energy solutions such as sustainable aviation fuel, hydrogen, and hybrid electric power sources. Collins also continues to invest in operational capacity in strategic locations, including in the United States, India, Mexico, Singapore, and Puerto Rico.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce, and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada, is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, and helicopters. Pratt & Whitney also produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these segments.
Pratt & Whitney sells products and services principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Pratt & Whitney’s largest commercial customer by sales is Airbus, with sales, prior to discounts and incentives, of 31%, 48%, and 33% of total Pratt & Whitney segment sales in 2024, 2023, and 2022, respectively.
Pratt & Whitney produces and services the PW1000G Geared Turbofan (GTF) engine family. GTF engine models have demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions compared to prior-generation engines. The GTF aftermarket network expanded to 18 facilities worldwide, increasing PW1100G-JM shop visit output by approximately 30% year over year in 2024.
The GTF family now powers more than 2,200 aircraft for 85 operators across three aircraft platforms: Airbus A320neo family, Airbus A220, and Embraer E-Jets E2. In 2024, Pratt & Whitney received FAA certification for the GTF engine that will power the Airbus A321XLR aircraft. The GTF Advantage configuration currently under certification testing is expected to extend the benefits of the current GTF engine, increasing takeoff thrust by 4 to 8 percent and reducing fuel consumption by up to an additional 1 percent, maintaining the engine’s lead as the most efficient powerplant for the A320neo family. In 2024, RTX announced it had completed the preliminary design review of the hybrid-electric GTF engine demonstrator for the Clean Aviation SWITCH project.
Pratt & Whitney produces and sustains the F135 engine for the U.S. government’s F-35 Joint Program Office to exclusively power the single-engine F-35 Lightning II aircraft (commonly known as the Joint Strike Fighter) produced by Lockheed Martin. F135 propulsion system configurations are used for the U.S. Air Force’s F-35A, the U.S. Marine Corps’ F-35B, and the U.S. Navy’s F-35C jets. F135 engines are also used on all F-35 aircraft purchased by Joint Strike Fighter partner countries and other countries through foreign military sales arrangements. 2024 marked the 50th anniversary since the F-16 Fighting Falcon’s first flight, which was powered by the Pratt & Whitney F100 engine. With more than 300 million flight hours, the F100 is a mainstay powerplant for 23 global air forces, powering approximately two-thirds of global F-16s and nearly three-quarters of F-15s.
Pratt & Whitney completed the F135 Engine Core Upgrade (ECU) preliminary design review and was awarded a new contract valued at up to $1.3 billion for continued work on the ECU. The F135 program also added Greece and Romania as new customers, bringing the total number of global participants to 20. In addition, significant activity continued on military engine development programs including the Next Generation Adaptive Propulsion Program (NGAP). The NGAP team completed a critical assessment of its offering with the U.S. Air Force, moving the program closer to completing its detailed design review. Meanwhile, the B-21 Raider, which is powered by Pratt & Whitney engines, continued to progress its flight test program.
2024 also marked the certification of Pratt & Whitney Canada’s PW545D engine that will power the Cessna Citation Ascend business aircraft from Textron. Pratt & Whitney Canada continues to progress testing of the propulsion system for the RTX Hybrid Electric Flight Demonstrator program, which targets a 30% fuel efficiency improvement and CO2 emissions reduction compared to existing advanced regional turboprops. In connection with the RTX Hybrid Electric Flight demonstrator program, Pratt & Whitney Canada announced the development of an advanced mobile charging unit (MCU) capable of charging high-power batteries at up to 1500 volts. Also in 2024, Airbus Helicopters selected Pratt & Whitney Canada and its PW210 helicopter engine to support the development of a hybrid-propulsion system for its PioneerLab technology demonstrator.
The development of new engines and improvements to current production engines present important growth opportunities for Pratt & Whitney. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs, and risks are shared with third parties. At December 31, 2024, the interests of third-party collaboration participants in Pratt & Whitney-directed jet engine programs ranged, in the aggregate per program, from 13% to 49%. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for a description of our accounting for collaboration arrangements. Pratt & Whitney also continues to enhance its programs through performance improvement measures and product base expansion, utilizing similar collaboration arrangements.

Raytheon is a leading provider of defensive and offensive threat detection, tracking and mitigation capabilities for U.S. and foreign government and commercial customers. Raytheon designs, develops, and provides advanced capabilities in integrated air and missile defense, smart weapons, missiles, advanced sensors and radars, interceptors, space-based systems, hypersonics, and missile defense across land, air, sea, and space. Raytheon provides air-to-air and air-to-ground sensors, command and control and weapons including the Advanced Medium Range Air-to-Air Missile (AMRAAM), StormBreaker smart weapon, Long Range Stand Off Weapon (LRSO), and the Early Warning Radar. Raytheon also provides advanced naval sensors, command and control and weapons including classified naval radars, the Next Generation Jammer (NGJ), shipboard missiles including the Tomahawk and Standard Missile 6 (SM-6), air-to-air missiles such as the AIM-9X SIDEWINDER missile, and integrated systems such as the SPY-6 radar. In addition, Raytheon provides advanced systems and products that span layered land and integrated air and missile defense, including the Patriot air and missile defense system, the Lower Tier Air and Missile Defense Sensor (LTAMDS), the National Advanced Surface-to-Air Missile System (NASAMS), Javelin, Excalibur, Stinger, and High-Energy Lasers. Raytheon also provides technologically advanced sensors, satellites, and interceptors, including the AN/TPY-2 radar, and Standard Missile 3 (SM-3). Raytheon delivers integrated space solutions including sensors, mission orchestration, satellite control, and software. Raytheon also focuses on the development and early introduction of next-generation technologies and systems, including hypersonics, counter-hypersonics, next-generation radars, sensor experimentation, and electro-optical/infrared (EO/IR) advancements, and aligns products that use shared technologies, including fire control radars, surveillance radars, EO/IR, space-qualified satellite components, and electronics.
Raytheon serves as a prime contractor or major subcontractor on numerous programs with the U.S. Department of Defense (DoD), including the U.S. Navy, U.S. Army, Missile Defense Agency, U.S. Air Force, and U.S. Space Force, as well as programs with U.S. federal civil customers, and other international and classified customers.
In 2024, Raytheon achieved key advancements in, or received contract awards for, the following programs: Global Patriot program; LTAMDS program; SM-3 program; AIM-9X and the AMRAAM programs; and certain advanced technologies, including classified programs and an advanced development program. Major new contracts awarded in 2024 include a contract to provide Patriot Air Defense systems to Germany and Patriot launchers for Poland; a contract for low-rate initial production of LTAMDS defense systems for the U.S. Army and Poland; a contract to provide SM-3 exo-atmospheric missile defense interceptors to the U.S. Navy and international customers; a contract to provide Guidance Enhanced Missiles (GEM-T) tactical ballistic missiles for NATO Support and Procurement Agency (NSPA); a contract to provide AMRAAM missiles to the U.S. Navy, U.S. Air Force and international customers; a contract to provide Patriot Air Defense systems, including GEM-T missiles, to Romania; a contract to provide AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, and international customers; a contract to produce AN/SPY-6(V) radars for the U.S. Navy; a contract to provide Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force; a contract to provide Javelin guided munition for the U.S. Army and international customers; and a contract to provide Evolved SeaSparrow Missile (ESSM) ship self-defense missile for the U.S. Navy and international consortium partners. Raytheon has experienced increased global demand for the combat-proven Coyote system, a low-cost, expendable, unmanned aircraft system with the capability of operating in autonomous swarms.

Sales and Customers
We have substantial U.S. government sales, which we conduct through all three of our business segments. In addition, as a global company, all three of our business segments have substantial international sales. See “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for additional information.
U.S. Government Sales. Our U.S. government sales were as follows:

(dollars in millions)	2024	2023	2022
Sales to the U.S. government (1)	$32,246	$31,628	$30,317
Sales to the U.S. government as a percentage of total net sales (1) (2)	40%	46%	45%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 total net sales includes the reduction in sales from the Powder Metal Matter.
International Sales. Our sales to international customers, based on customer end use location, where known, were as follows:

(dollars in millions)	2024	2023	2022
Total international sales	$34,651	$29,440	$25,884
Total international sales as a percentage of total net sales (1)	43%	43%	39%
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
Total backlog was $218 billion and $196 billion as of December 31, 2024 and 2023, respectively. Of the total RPO as of December 31, 2024, we expect approximately 25% will be recognized as revenue over the next 12 months.
Competition
All of our businesses are subject to significant competition. Our businesses compete on a variety of factors such as price, delivery schedule, past performance, reliability, customer service, innovation, and technology. Many of our competitors have substantial financial resources and significant technological capabilities. Further, some non-U.S. competitors receive government research and development assistance, marketing subsidies, and other assistance for their products beyond the assistance that may be available to us as a U.S. company.
Our aerospace businesses compete with numerous U.S. and foreign businesses that obtain regulatory agency approval to manufacture products and spare parts. Customer selections of aircraft engines, components, and systems can also have a significant impact on future sales of parts and services. In addition, customers (including the U.S. government and other governments) may purchase parts from suppliers other than the original equipment manufacturer, which affects spare parts sales. Some competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements in an effort to compete for the aftermarket associated with these products.
Our defense businesses compete with numerous U.S. and foreign companies in most defense and government electronics, space, effectors, communications, command and control, technical services and support, and other segments. We frequently partner on defense programs with our major suppliers, some of whom are, from time to time, competitors on other programs. In addition, the competitive landscape in the defense industry continues to evolve with trends such as the continued increase in commercial competitors, new entrants with different technology approaches and business models, governmental bid evaluation processes requesting expanded intellectual property disclosures and rights sharing that may risk the loss of competitively sensitive information, and increased government, particularly foreign government, sponsorship of competitors on defense development programs. Moreover, our potential international contract awards, particularly for sales of defense products and services, may be limited by our ability to agree to offset obligations or industrial cooperation obligations, sometimes in the form of in-country industrial participation (ICIP) agreements, designed to enhance local industry.
People
As a global technology and innovation-driven company, we depend on a highly skilled workforce. Attracting, developing, advancing, and retaining the best talent is critical for us to execute our strategy and grow our business. Individuals with technical, engineering, and science backgrounds, experience, or interests are particularly important for us to succeed in the industries in which we compete. In addition, our defense business in particular requires qualified personnel with security clearances due to our classified programs. Macroeconomic, industry, and labor market conditions continue to affect the environment for hiring and retaining employees with relevant qualifications and experience. While competition for talent has softened, we continue to experience challenges hiring highly qualified personnel for some of our most critical roles and in specific locations. We continuously monitor labor market conditions and trends to mitigate hiring and retention issues.
Governance. The Human Capital & Compensation Committee of the RTX Board of Directors oversees the Company’s human capital management.
Workforce Demographics. As of December 31, 2024, our global employee population consisted of a total of approximately 186,000 employees, including approximately 57,000 engineering professionals and approximately 34,000 employees represented by labor unions and other employee representative bodies. Our employees were located in 52 countries, with 68% of our employees located in the U.S. We have published our U.S. Equal Employment Opportunity EEO-1 report data as part of our Environmental Social and Governance (ESG) Report.
We strive to build high-performing teams. We believe a work environment where all individuals are seen, respected, valued, and protected enables them to focus on developing the most innovative solutions to our industry’s greatest challenges. Approximately 19% of our workforce across 31 of the countries in which we operate are members of one or more of our nine global employee resource groups (ERGs). We also support science, technology, engineering, and mathematics initiatives to inspire the workforce of the next generation and build talent pipelines.
Talent Acquisition, Development, and Retention; Employee Health and Safety. We continuously monitor the hiring, retention, and management of our employees by business and function with a focus to attract, develop, engage, advance, and retain the best talent in the industry. We aim to identify and hire quality external talent with skills matched to our Company’s business needs. We invest in our workforce through internal and external education, training and development programs, and tuition assistance benefits. We also provide market competitive compensation and benefits. We recognize and reward performance during our annual review process. We regularly conduct talent reviews and develop succession plans to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our business strategy. We solicit employee feedback on RTX’s performance as an employer via confidential surveys in the pre-hire, active, and exit stages of employment, and use those results to improve our workplace and employee experience. These surveys cover various topics related to employee engagement and culture.
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
Research and Development and Operations
Our innovative products and services incorporate advanced technologies. As a result, we invest substantial amounts in research and development activities using our own funds and under contractual arrangements with our customers, to enhance existing products and services and develop future technologies to meet our customers’ changing needs and requirements, as well as to address new business opportunities.
We manufacture and service our products in approximately 230 manufacturing, production, or overhaul facilities in approximately 30 countries, including the U.S.
Intellectual Property
We maintain a robust portfolio of patents, trademarks, copyrights, trade secrets, licenses, and franchises related to our businesses. We rely on a combination of these rights, along with nondisclosure agreements, information technology (IT) security systems, internal controls and compliance systems, and other measures to protect our intellectual property. The U.S. government and foreign governments have licenses to certain of our intellectual property, including certain patents, which are developed or used in the performance of government contracts. Commercial customers also have licenses to certain of our intellectual property largely in connection with the sale of our products. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.
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
In recent years, we have experienced supply chain disruptions that have impacted our ability to procure raw materials, microelectronics, and certain commodities, resulting in delays and increased costs. These disruptions have been driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. The high inflationary environment has increased material and component prices, labor rates and supplier costs, which has negatively impacted our costs. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are continuing to contribute to these supply chain issues.
We have implemented certain actions and programs which have mitigated some of the impacts, but we anticipate that supply chain disruptions will continue. We work with our suppliers and subcontractors to assess and address the causes of performance failures and delays, including by providing suppliers with raw materials and technical support. We have arranged second and third supply source alternatives in some cases and have increased our materials and parts inventory. We regularly pursue cost reductions through a number of mechanisms, including consolidating or re-sourcing our purchases, expanding the use of long-term agreements, reducing the number of suppliers generally (except as described above for important supply alternatives), strategic sourcing in cost competitive regions, capitalizing on competitions among suppliers and other low-cost sourcing initiatives, and extending our contractually negotiated raw material pricing to higher-tier suppliers in our supply chain. For additional information related to supply chain issues, see Item IA. “Risk Factors” of this Form 10-K.
Other Matters Relating to Our Business
As worldwide businesses, our operations can be affected by a variety of economic, industry, and other factors, including those described in this section, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Cautionary Note Concerning Factors That May Affect Future Results and Risk Factor Summary,” and in Item 1A. “Risk Factors” of this Form 10-K.
Regulatory Matters
Our businesses are subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the DoD and the FAA. Similar government authorities exist in all of the countries in which we do business.
U.S. Government Contracts. As previously discussed, the U.S. government is our largest customer, representing a substantial majority of our total defense sales. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs, and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers. Our U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures, and requirements for the acquisition of goods and services by the U.S. government; department-specific regulations that implement or supplement the FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS); and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit, and product integrity requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholds on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines, and could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time. In addition, in order to support U.S. government priorities, we may begin performance on an undefinitized contract action prior to completing contract negotiations on the terms, specifications, or price between the parties. The U.S. government has the ability to unilaterally definitize contracts, which would obligate us to perform under terms and conditions imposed by the U.S. government, affecting our ability to negotiate mutually agreeable contract terms. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization may negatively affect our profitability.
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
Global Trade Regulation. We must comply with various laws and regulations relating to the export and import of products, services, and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) and the Arms Export Control Act (AECA) provisions administered by the U.S. Department of State (DOS), embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice (DOJ). Certain of our products, services, and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR, or are otherwise subject to the EAR and/or the U.S. Munitions Import List, and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before exporting these products out of the U.S. or importing these products into the U.S. Foreign policy of the U.S. or other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities, or countries. Any failure by us, our customers, or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to engage in export or import transactions, or the suspension or debarment from doing business with the U.S. government.
For further discussion of risks related to exports and imports, see Item 1A. “Risk Factors”.
Compliance Matters. As previously disclosed, on October 15, 2024, Raytheon Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), since 2012 in connection with certain Middle East contracts. On October 16, 2024, Raytheon Company also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017. Under DPA-1, DPA-2, and the SEC Administrative Order, Raytheon Company and the Company are required, among other things, to retain an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, DPA-2, and the SEC’s Administrative Order. DPA-1 and DPA-2 further provide that, in the event the DOJ, in its sole discretion, determines during the period of deferral of prosecution that Raytheon Company or the Company have violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violation, including the charges against Raytheon Company in the relevant DPA. The SEC Administrative Order further provides that, in the event of a breach of the agreement with the SEC, the SEC may vacate the Administrative Order and institute proceedings against the Company. In the event of any such determination of breach, the Company may face additional adverse impacts.
Also as previously disclosed, on August 29, 2024, the Company entered into a Consent Agreement (CA) with the DOS to resolve alleged civil violations of the AECA and the ITAR. The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The CA also requires appointment of an external independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. If the Company is unable to satisfy the requirements of the CA within three years as determined by the DOS, it may face a continuation of the CA, additional fines, or other adverse impacts.
For further discussion of DPA-1, DPA-2, the SEC Administrative Order, and the CA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors,” and “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K.
Environmental Regulation. Our operations are subject to and affected by environmental regulation by federal, state, and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to chemical substances in our products, manufacturing processes, and the operation of our facilities, as well as the generation, treatment, storage, disposal, and remediation of hazardous substances and wastes. We use hazardous substances and generate hazardous wastes in some of our operations and have incurred, and will likely continue to incur, costs associated with environmental compliance activities and management of remediation matters at sites with pollutants. A portion of these costs are eligible for future recovery through the pricing of our products and services under our contracts with the U.S. government. In addition, we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, also known as the Superfund law, or state law counterparts to the Superfund law, for a number of sites. The nature and extent of environmental concerns vary from site to site and our share of responsibility varies from sole responsibility to very little responsibility. We also manage various government-owned facilities on behalf of the U.S. government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the U.S. government, and we have relied upon U.S. government funding to pay such costs. We do not anticipate that compliance with current provisions or requirements relating to the protection of the environment or that any payments we may be required to make for cleanup liabilities will have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity. Environmental matters are further addressed in “Note 1: Basis of Presentation and Summary of Accounting Principles” and “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K.
Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or Clean Water Act, the facility or facilities involved in the violation could be deemed ineligible to be used in performing any U.S. government contract we are awarded until the Environmental Protection Agency (EPA) thereafter certifies that the condition giving rise to the violation has been corrected.

In addition, we could be affected by future foreign or domestic laws or regulations imposed in response to concerns over climate change, and we monitor developments in environmental and climate-related laws and regulations and their potential impact to our business and financial condition. Changes in environmental and climate-related laws or regulations, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, global chemical regulations, and mandatory disclosure obligations could lead to new or additional investment in product designs and facility upgrades and could increase our operational and environmental compliance expenditures, including increased energy and raw materials costs and costs associated with manufacturing changes.
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
Cautionary Note Concerning Factors That May Affect Future Results and Risk Factor Summary
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, the pending disposition of Collins’ actuation and flight control business, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties, and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, levels of consumer and business confidence, the imposition of tariffs, and geopolitical risks, including, without limitation, in the Middle East and Ukraine;
•risks associated with U.S. government sales, including changes or shifts in defense spending due to budgetary constraints, spending cuts resulting from sequestration, a continuing resolution, a government shutdown, the debt ceiling or measures taken to avoid default, or otherwise, and uncertain funding of programs;
•risks relating to our performance on our contracts and programs, including our ability to control costs, the mix of our contracts and programs, and our inability to pass some or all of our costs on fixed price contracts to the customer, and risks related to our dependence on U.S. government approvals for international contracts;
•challenges in the development, certification, production, delivery, support, and performance of RTX advanced technologies and new products and services and the realization of the anticipated benefits (including our expected returns under customer contracts), as well as the challenges of operating in RTX’s highly-competitive industries both domestically and abroad;
•risks relating to RTX’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, tariffs, delays, and disruptions in the delivery of materials and services to RTX or its suppliers and cost increases;
•risks relating to RTX’s international operations from, among other things, changes in trade policies and implementation of sanctions, foreign currency fluctuations, economic conditions, political factors, sales methods, U.S. or local government regulations, and our dependence on U.S. government approvals for international contracts;
•the condition of the aerospace industry;

•potential changes in U.S. government policy positions, including changes in DoD policies or priorities;
•the ability of RTX to attract, train, qualify, and retain qualified personnel and maintain its culture and high ethical standards, and the ability of our personnel to continue to operate our facilities and businesses around the world;
•the scope, nature, timing, and challenges of managing acquisitions, investments, divestitures (including the pending disposition of Collins' actuation and flight control business), and other transactions, including the realization of synergies and opportunities for growth and innovation, the assumption of liabilities, and other risks and incurrence of related costs and expenses, and risks related to completion of announced divestitures;
•compliance with legal, environmental, regulatory, and other requirements, including, among other things, obtaining regulatory approvals for new technologies and products, and export and import requirements such as ITAR and EAR, anti-bribery and anticorruption requirements, such as the Foreign Corrupt Practices Act (FCPA), industrial cooperation agreement obligations, and procurement and other regulations in the U.S. and other countries in which RTX and its businesses operate;
•the outcome of pending, threatened, and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes and the potential for suspension or debarment of U.S. government contracting or export privileges as a result thereof;
•risks related to the Deferred Prosecution Agreements, SEC Administrative Order, the Consent Agreement; and the related investigations by the SEC and the DOJ;
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
•risks relating to an RTX product safety failure, quality issue, or other failure affecting RTX’s or its customers’ or suppliers’ products or systems;
•risks relating to cybersecurity, including cyber-attacks on RTX’s IT infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
•risks related to insufficient indemnity or insurance coverage;
•risks related to artificial intelligence;
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
INDUSTRY RISKS
Our business may be adversely affected by changes in global economic, capital market, and political conditions. Our business, operating results, financial condition, and liquidity may be adversely affected by changes in global economic conditions, international relations, and geopolitical events and actions, including inflation, credit market conditions, levels of consumer and business confidence, commodity (including energy) prices and supply, trade policies (including tariffs), exchange rates, levels of government spending and deficits, the threat environment, political conditions, and actual or anticipated default on sovereign debt. Supply chain challenges and inflationary pressures continue to negatively affect our performance and the performance of our suppliers and subcontractors. Inflation has increased material and component prices, labor rates, and supplier costs. In addition, due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we may be unable to increase our contract value or pricing to offset cost increases, in particular on our fixed price contracts. Our operating profits and margins under our contracts could be adversely affected by these factors. In addition, high interest rates can increase the cost of borrowing and tighten the availability of capital for the Company, which could have an adverse effect on our operating results, financial condition, and liquidity. Tightening of credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in, or cancellation of, orders for our products and services, could impact the ability of our customers to make payments, and could increase the risk of supplier financial distress. Moreover, volatility in interest rates and financial markets can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as impact our supply chain. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, air travel, the financial strength and performance of airframers, airlines and business jet operators, and government procurement. In addition, geopolitical risks could affect government priorities, budgets, and policies, such as U.S. approvals of our foreign defense sales as well as sanctions, imposition of tariffs, and other trade-restrictive activities, which could impact sales of defense and other products and services.
Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity, and overall business. U.S. government sales constitute a significant portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with other departments and agencies. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy or budgetary positions or priorities, could negatively impact our results of operations, financial condition, and liquidity. Our programs are subject to U.S. government policies, budget decisions, and appropriation processes, which are driven by numerous factors including U.S. domestic and broader geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. The U.S. government is currently operating under a continuing resolution to keep the government funded while Congress works to enact full year fiscal year 2025 (FY25) appropriation bills. It is currently uncertain whether Congress will be able to enact FY25 appropriation bills and, if such bills are passed, the spending levels and priorities for defense and other areas. If Congress is unable to complete the FY25 appropriation bills, (or pass another continuing resolution), then the U.S. government would shut down, during which time federal agencies would cease all non-essential functions. Our business, program performance, and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the continuing resolution or shutdown. Furthermore, under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact all appropriation bills by April 30, 2025, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities, and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies, and requirements could have a material adverse effect on our results of operations, financial condition, and liquidity.

We face risks relating to our U.S. government contracts and programs, including the mix of our U.S. government contracts and programs, our performance, and our ability to control costs. The termination of one or more of our U.S. government contracts, or the occurrence of performance delays, cost overruns (due to inflation or otherwise), product failures, shortages in materials, components, or labor, contract definitization delays, or other failures to perform to customer expectations and contract requirements, could negatively impact our reputation and competitive position, results of operations, financial condition, and liquidity. U.S. government contracts with prime contractors generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs incurred, termination costs, and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for work accepted by the U.S. government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. In addition, we are a subcontractor on some programs, and the U.S. government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor. We may not be able to offset lost revenues resulting from contract termination. Moreover, because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriation bills may be delayed, which may result in delays to funding, the collection of receivables, and our contract performance due to lack of authorized funds to procure related products and services. The timing of contract definitization can be affected by factors specific to the U.S. government, including staffing limitations. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements, but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced, or delayed, the U.S. government may terminate for convenience our contract or subcontract under that program. In addition, our U.S. government contracts typically involve the development, application, and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. As a result of untested or unproven technologies, or modified requirements or specifications, we may experience technological and other performance difficulties (including delays, setbacks, cost overruns, or product failures), our attention or resources may be diverted from other projects, and our future sales opportunities may be impacted. Additionally, as our customers demand more mature and proven solutions, we may be required to invest in development prior to contract award with no guarantee of award.
Our profitability could be negatively affected based on the mix of our U.S. government contracts and programs and the costs incurred of performing the work, especially if we are unable to control costs or if our initial cost estimates are incorrect, particularly under fixed-price development contracts. Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur, and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts, which may result in a cumulative adjustment in the period our estimates change. Under cost reimbursable contracts, we are reimbursed for allowable costs and are typically paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. Excess costs on cost reimbursable contracts could also result in lower profit rates. We may incur unexpected costs for various reasons, including technical and manufacturing challenges, schedule delays, the timeliness and availability of materials, components, or labor, the inaccuracy of initial contract cost estimates, internal and subcontractor performance or product quality issues, inability to achieve the benefits of our expected cost reduction, digital transformation, manufacturing, operating, and other strategic initiatives, inflation, inability to pass on tariff costs, and changing laws or regulations, natural disasters, and public health crises. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. While contracts for development programs with complex design and technical challenges are often cost reimbursable, they can be FFP or FPI, which can significantly increase our risk of a potential negative profit adjustment, as development contracts by nature involve elements that have not been undertaken before and, thus, are highly subject to future unexpected cost growth. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated. Moreover, over the past several years, the DoD has increased its use of Other Transaction Authority (OTA) agreements, under which it awards certain prototypes, research, and production contracts without all of the procurement requirements that typically apply to DoD contracts, including justification of sole source awards. OTAs may use fixed-price contracting during all phases of the contract, or mandated contract cost sharing. They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoD contracts. Our business may be negatively impacted if we are unable to bid for OTA work and/or perform on our OTA agreements, including any applicable non-traditional requirements. In addition, in order to support U.S. government priorities, we may begin performance on an undefinitized contract action with a not-to-exceed price before completing contract negotiations on the terms, specifications, or price between the parties. The U.S. government has the ability to unilaterally definitize contracts, which would obligate us to perform under terms and conditions imposed by the U.S. government, affecting our ability to negotiate mutually agreeable contract terms. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization may negatively affect our profitability. Our U.S. government contracts also require us to comply with extensive and evolving procurement laws, rules and regulations and subject us to potential U.S. government surveillance, audits, investigations, and disputes. We are also involved in programs that are classified by the U.S. government, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes, and claims.
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
Our international sales and operations are also subject to risks associated with local government laws, regulations, and policies, including with respect to investments, taxation, exchange controls, capital controls, employment regulations, repatriation of earnings, and tariffs. Differing legal systems, customs, and contract laws and regulations pose additional risk. International transactions may include contractual terms that differ from those of similar contracts in the U.S. or that may be interpreted differently in foreign countries. In addition, in certain foreign countries, we engage foreign non-employee representatives and consultants for international sales and teaming with international subcontractors, partners, and suppliers for international programs. While we have robust policies and controls in place, these engagements expose us to various challenges including risks associated with the Foreign Corrupt Practices Act (FCPA) and local antibribery laws and regulations. From time to time, we have disputes with such representatives regarding claimed commissions and other matters which can result in litigation or arbitration. In addition, we face risks related to the unintended or unauthorized use of our products.
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
Our international contracts, particularly for sales of defense products and services, may include offset obligations or industrial cooperation obligations requiring specific local purchases, manufacturing agreements, technology transfer agreements, financial support obligations, or other local investments, sometimes in the form of in-country industrial participation (ICIP) agreements. Approvals of offset or ICIP thresholds and requirements may be subjective and time-consuming and may delay contract awards. Certain customers’ demands are increasing for greater offset or ICIP commitment levels, higher-value content, including the transfer of technologies and capabilities, and local production and economic development. In addition, our ability to satisfy customer demands relating to the transfer of technologies and capabilities under ICIP arrangements and other international contracts may be limited by U.S. government export controls.
As a result of the above factors, we could experience financial penalties and award and funding delays on international programs, our profitability on these programs could be negatively affected, and we could incur losses on these programs that could negatively impact our results of operations, financial condition, and liquidity.
Geopolitical factors and changes in policies and regulations could adversely affect our business. Our international sales and operations are sensitive to changes in foreign national priorities, foreign government budgets, and regional and local political and economic factors, including wars and armed conflicts, political or civil unrest, volatility in energy prices or supply, inflation, interest rates, changes in threat environments and political relations, and geopolitical uncertainties. Our international sales and operations are also sensitive to changes in U.S. or foreign government laws, regulations, and policies, including those related to tariffs, sanctions, embargoes, export and import controls, other trade restrictions, and trade agreements. Events such as increased trade restrictions, retaliatory trade policies, or regime change can affect demand for our products and services, the competitive position of our products, our supply chain, and our ability to manufacture or sell products in certain countries. Further, operations in emerging market countries are subject to additional risks, including volatility in rates of economic growth, government instability, cultural differences (such as employment and business practices), the imposition of exchange and capital controls, and risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
In February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX Corporation (RTX) business segment, which became part of Raytheon as a result of the July 1, 2023 RTX segment realignment), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. Since that time, China has announced additional sanctions against the Raytheon business and a Collins Aerospace (Collins) joint venture. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions, or other actions by China, is uncertain. Our businesses have sold, and are expected to sell in the future, additional defense products to Taiwan from time to time in alignment with U.S. government policy, and we are unable to determine the potential impact, if any, of any future sanctions or other actions by China in response to these sales. Moreover, the Chinese government has generally expanded its ability to restrict China-related import, export and investment activities, which may have an adverse impact on our ability to conduct business or sell our commercial aerospace products in China. In addition, in response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected and could continue to adversely affect the Company and/or our supply chain, business partners, or customers.
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to the war in Gaza, including a recently-announced ceasefire, the related escalation of conflict and instability in the region, and the regime change in Syria. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, although we could experience future delivery delays of certain products if the ceasefire does not hold, or if further escalations arise. The overall impacts to RTX from this situation have been minimal; however, given the volatile nature of the situation, the potential impacts to RTX are subject to change.
Our financial performance is dependent on the condition of the aerospace industry. Our commercial aerospace businesses constitute a substantial portion of our financial results, and the performance of those businesses is directly tied to economic conditions in the commercial aerospace industry, which is cyclical in nature. Capital spending and demand for aircraft engines, aerospace products, and component aftermarket parts and services is limited to commercial airlines, lessors, other aircraft operators, and aircraft manufacturers that are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline consolidation, bankruptcies and restructuring activities, competition, the retirement of older aircraft, corporate profitability and financial health, cost reduction efforts, tightening of credit in financial markets and the availability of aircraft leasing and financing alternatives, remaining performance obligations levels, the satisfaction of certification or other regulatory requirements for aircraft in various jurisdictions, regulatory changes, terrorism and related safety concerns, political stability, and general economic conditions. Any of these factors affecting the industry could reduce the sales and margins of our aerospace businesses. In addition, because we have significant business with Airbus and Boeing, our aerospace businesses could be adversely affected by challenges faced by these or other individual customers. Other factors, including future terrorist actions, aviation safety concerns, public health issues, or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact the sales and margins of our aerospace businesses. Additionally, because a substantial portion of product deliveries to commercial aerospace customers are scheduled for delivery in the future, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. At times, our aerospace businesses also enter into FFP or cost-share development contracts with customers, which may require us to bear cost overruns related to unforeseen technical and design challenges that arise during the development and early production stages of a program. Spare parts sales and aftermarket services, particularly under long-term aftermarket contracts are also affected by similar factors, including usage, pricing, technological improvements, regulatory changes, and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing products in these business segments to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation industry could have a significant effect on the demand for our products, which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
We design, manufacture, and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated. The design, development, production, sale, and support of innovative commercial aerospace and defense systems and products involves advanced technologies. We invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products, and services aimed at meeting the ever-evolving product, program, and service needs of our customers. Our ability to realize the anticipated benefits of our investments depends on a variety of factors, including the competitiveness of our offerings’ performance relative to our peers; meeting development, production, certification, and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; achieving cost and production efficiencies; availability and quality of supplier- and internally-produced parts and materials; availability of supplier and internal facility capacity to perform maintenance, repair, and overhaul services; availability of test equipment; development of complex software; hiring and training of qualified personnel; identification of emerging technological trends for our target end-customers; the level of customer interest in new technologies and products; requirements to provide disclosure and company intellectual property rights for certain government procurement programs; and customer acceptance of our products and technologies. For example we are investing in artificial intelligence, among other advanced technologies, and our business may be adversely affected if we are unable to successfully integrate the technology into our internal business processes and products and services in a timely, cost-effective, compliant, and responsible manner. The methods and processes we use to develop, deploy or otherwise use artificial intelligence systems may be found to not be in compliance with rapidly evolving regulatory standards thereby preventing or frustrating our use of the systems or creating liability for us. These methods and processes may further perform in unexpected ways or be misused, jeopardizing RTX’s intellectual property or potentially resulting in unexpected loss or misappropriation of intellectual property. Improper use of artificial intelligence could also lead to data breaches, undetected cyber-attacks, regulatory action, and reputational risks. In addition, our customers manufacture or acquire end products and systems that incorporate certain of our products. These end products and systems may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and industry acceptance of these larger systems and end products could affect the level of customer interest in, and acceptance of, our products in the marketplace. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production, and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as alternative investments. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We, or our customers, suppliers, or subcontractors, may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products, or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products, or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance or competitors develop more capable technologies or offerings, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, including in key areas such as advanced sensing solutions, next-generation aircraft engine technologies, advanced avionics solutions and hypersonics. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
In particular, Pratt & Whitney’s Geared Turbofan (GTF) family of engines incorporates advanced technologies. The level of orders received for the GTF family of engines, coupled with a requirement to achieve mature production levels in a very short time frame, have required significant growth in our manufacturing and supply chain capacity. In addition, in July 2023 Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) GTF fleet, which powers the A320neo family of aircraft. This issue has resulted in increased engine removals and inspections, shop visits, aircraft on ground levels, costs to the Company, and other negative impacts described in more detail below. If any of our production or maintenance, repair, and overhaul ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, if any other engine models are found to be materially impacted by the powder metal issue, and/or if we identify or experience other issues, including durability issues, with in-service engines in the GTF family of engines (or other engines), whether for manufacturing reasons or otherwise, we may not meet customer requirements, which could result in material additional costs, including liquidated damages or other liabilities.
Competition may reduce our revenues and margins and limit our future opportunities. We operate in highly competitive industries and our competitors may have more extensive or more specialized engineering, manufacturing, servicing, and marketing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based in part upon the cost to provide the products and services. If we fail to accurately estimate these costs, the profitability of our contracts may be adversely affected. In addition, we may face customer-directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if these targets are not achieved when required. Moreover, bid protests from unsuccessful bidders on new program awards are frequent with respect to DoD awards in particular. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. We have also experienced highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work. Highly competitive activity within the commercial aerospace industry has included substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in order to secure both new engine business and the aftermarket revenues associated with these products. If our competitors can offer lower cost services or products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose business opportunities, which could adversely affect our future results. Competitors may also be willing to accept more risk or lower profitability in competing for contracts than we are. Further, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of, or instead of, our products, or meet particular in-demand technological needs before us or with technology that is superior to our existing or new technologies. This competition could cause our existing technologies and offerings to become obsolete or otherwise decrease demand for our offerings. In addition, the possibility exists that competitors or customers will develop aftermarket services and parts for our products that attract customers and adversely impact our return on investment on original equipment manufacturer products. We also anticipate companies continuing to enhance their competitive position against our defense businesses as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing increased competition domestically and internationally from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for space and data science work, and we are also seeing increased activity from other non-traditional defense contractors and startups. For example, the U.S. government may award large competitive contracts to other suppliers to maintain a broad industrial base. In addition, U.S. government procurement policies and procedures and the application thereof are regularly changing. Moreover, our potential international contract awards, particularly for sales of defense products and services, may be limited by our ability to agree to offset obligations or industrial cooperation obligations or enter into ICIP agreements, as discussed above. For example, an increase in the use of contract structures that shift risk to the contractor (such as fixed-price development contracts and incentive-based fee arrangements), use of novel award fee criteria (such as the evaluation of environmental factors), evaluation of a bidder’s willingness to provide detailed competitively sensitive intellectual property (such as detailed RTX design, manufacturing and process information that would risk loss of competitively sensitive information), or requirements to transfer technology to domestic sources in connection with offset obligations, could adversely affect our profit rates, ability to preserve differentiated product offerings, maintain lower tier suppliers, or make it more difficult to win new contracts. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
OPERATIONAL RISKS
Our business and financial performance may be adversely affected by cyber-attacks on information technology (IT) infrastructure and products, as well as changes in cybersecurity regulations. Our business may be impacted by disruptions to our own or third-party IT infrastructure, and the products and services that we provide our customers are also at risk of being adversely affected by cyber-attacks. Like other companies, we regularly experience cyber-based attacks. Cybersecurity threats are continuously evolving and may have an impact on our customers, suppliers, subcontractors, and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or personal data or other information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of third parties. Cybersecurity threats also include attacks targeting the security, confidentiality, integrity, and/or availability of the hardware, software, and information installed, stored, or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties (including mission and safety critical systems), impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuous and evolving, and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states, and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors, and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, are seeing an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations, being revealed by new attacks. Further, the sophistication, availability, and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional IT and product development expenses. We also face reputational, litigation, and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services, and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature, and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In addition, some products and services that we provide to customers, particularly those related to public security, may raise potential liabilities related to privacy and intellectual property. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors, and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations, or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction, or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks, or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines, and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. Further, our insurance coverage, which may exclude losses from war or cyber operations, may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them.
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
In recent years, global supply chain disruptions have impacted our ability to procure raw materials, microelectronics, and certain commodities. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, have contributed to these issues. In addition, the inflationary environment has increased material and component prices, labor rates, and supplier costs, and negatively impacted costs. Credit market conditions, including higher interest rates and the availability of credit, have impacted some of our suppliers and subcontractors as well. As a result of these procurement issues, the production flow in our factories has been negatively impacted, which has, in turn, hindered our ability to perform on our commitments to customers and negatively affected our results of operations, financial condition, and liquidity. Our supply costs have increased due to the above factors. In addition, we are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium, nickel, and titanium, and we rely on foreign suppliers as single-source suppliers of some components. Some raw materials and components have been in the past sourced from areas now under sanctions, such as Russia, or are currently sourced from areas which are at risk of sanctions or other trade restrictive actions, such as China.
The timing of the impacts of these supply chain risks and issues and our ability to mitigate them are uncertain and difficult to predict. However, we expect the current supply chain, inflation, and price issues, and their negative impacts on our business, to continue. In particular, we expect to experience prolonged delays for certain critical component parts and sub-systems. Furthermore, the existing supply chain issues could be compounded by other events, such as an economic downturn; changes in trade policies, such as tariffs; supplier capacity constraints for other reasons; supplier quality issues (for example, defects or fraudulent parts); supplier closing, bankruptcy, or financial difficulties; price increases for various reasons; and worsening shortages of raw materials or commodities, including as a result of war or other geopolitical actions, natural disaster (including the effects of climate change), health pandemic or other business continuity events, or transport and distribution issues, any of which could further negatively impact our ability to meet our commitments to customers or increase our operating costs and therefore incrementally affect our results of operations, financial condition, and liquidity.
Due to the nature of our products and services, a product safety failure, quality issue, or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business. Our products and services are highly sophisticated and specialized, involve complex advanced technologies, are often integrated with third-party products and services, and are utilized for specific purposes that require precision, reliability, and durability. Many of our products and services include both hardware and software that involve industrial machinery and intricate aviation and defense systems, including commercial and military jet engines, power and control systems, and other aircraft parts, air and missile defense systems, and military sensors and command and control systems. Technical, mechanical, quality, electronic, and other failures may occur from time to time, whether as a result of manufacturing or design defect, operational process, or production issue attributable to us, our customers, suppliers, partners, third party integrators, or others. Product design changes and updates could also have associated cost and schedule impacts. In addition, our products could fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. The impact of a catastrophic product or system failure or similar event affecting our or our customers’ or suppliers’ products or services could be significant, and could result in injuries or death, property damage, loss of strategic capabilities, loss of intellectual property, loss of reputation, and other significant negative effects. A product or system failure, or perceived failure, could lead to negative publicity, a diversion of management attention, and damage to our reputation that could reduce demand for our products and services. It could also result in product recalls and product liability and warranty claims (including claims related to the safety or reliability of our products) and related expenses, other service, repair, and maintenance costs, labor and material costs, customer support costs, significant damages, and other costs, including fines and other remedies, and regulatory and environmental liabilities. We may also incur increased costs, delayed payments, reputational harm, or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
In particular, in 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo family of aircraft. This determination and corresponding fleet actions have resulted in, and are expected to continue to result in, an elevated level of aircraft on ground for the A320neo family of aircraft and significant incremental shop visits necessary to perform inspections on PW1100 GTF engines through the end of 2026. As a result, we have and will continue to incur significant customer support and mitigation costs and significant labor, material, and related costs. This matter has caused reputational harm and has negatively impacted, and will continue to impact, our results of operations and financial condition. The expected financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers, and these assumptions are subject to variability. Potential changes to these assumptions could have a material effect on the Company’s results of operations for the periods in which it is recognized. In addition, other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal. The negative impacts arising from the Powder Metal Matter could increase if any other engine models are found to be materially impacted by this rare condition.
We depend on the recruitment and retention of qualified personnel, and our failure to attract, train, and retain such personnel could seriously harm our business. Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, and the hiring, development, and retention of qualified technical, engineering, manufacturing, marketing, sales, and management personnel for our operations. Our defense business in particular requires qualified personnel with security clearances due to our classified programs. As portions of our workforce continue to retire and we lose experienced personnel in the future, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical skillsets and industry knowledge within our workforce.
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
Moreover, we believe that a critical element of our ability to successfully attract, train, and retain qualified personnel is our corporate culture, which we believe fosters innovation, collaboration, and a focus on execution, all in an environment of high ethical standards. Our global operations may present challenges in maintaining these important aspects of our corporate culture, and a failure to maintain our corporate culture could negatively impact us. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards that promote excellent performance. To the extent any of our key personnel were to behave in a way that is inconsistent with our values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting, or people management, we could experience a materially adverse impact to our reputation and our operating results. In addition, failure or perceived failure to meet stakeholder expectations on environmental, social, and governance (ESG) matters could harm our reputation and impact demand for our products and services.
Exports and imports of certain of our products are subject to various export control, sanctions, and import regulations and may require authorization from regulatory agencies of the U.S. or other countries. We must comply with various laws and regulations relating to the export and import of products, services, and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) and Arms Export Control Act (AECA) provisions administered by the U.S. Department of State (DOS), embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice (DOJ). Certain of our products, services, and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR, or are otherwise subject to the EAR and/or the U.S. Munitions Import List, and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before exporting these products out of the U.S. or importing these products into the U.S. U.S. foreign policy or the foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities, or countries. From time to time, we identify, investigate, remediate and voluntarily disclose violations or potential violations of the ITAR and EAR. Any failure by us, our customers, or our suppliers to comply with the above-referenced laws and regulations, arising out of our voluntary disclosures or otherwise, could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to engage in export or import transactions, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions, or import regulations may further restrict the export or import of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis, or at all, is subject to risks and uncertainties, including changing laws, regulations, or foreign policies, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
In addition, as previously disclosed, on August 29, 2024, the Company entered into a Consent Agreement (CA) with the DOS to resolve alleged civil violations of the AECA and the ITAR. The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The

CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. If we are unable to satisfy the requirements of the CA within three years as determined by the DOS, we may face a continuation of the CA, additional fines, or other adverse impacts. In addition, during the term of the CA, the CA’s transaction-related requirements may impact our ability to execute potential future divestitures within expected timeframes or consistent with expected valuation metrics, which could delay or impair our ability to achieve the expected benefits from our strategic plan, or otherwise harm our competitive position, results of operations, financial condition, or liquidity.
Our business and financial performance may be adversely affected by threats to our physical security and other events outside our control. We could encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, terrorism, or similar acts, any of which could disrupt our business. In addition, our business, and the businesses of our suppliers, subcontractors, service providers, and customers, could be disrupted by public health crises, such as pandemics and epidemics, and governmental, business, and individual actions taken in response, damaging weather or other acts of nature, physical attacks due to proximity to nation-state conflicts, cyber-attacks on IT infrastructure and products, or other events outside of our control. Any such business disruption could subject us to production downtimes, operational delays, supply chain challenges, other detrimental impacts on our operations or ability to provide products and services to our customers, decreased demand for our products, decreased defense budgets, financial losses from remedial actions, the diversion of management’s attention and resources, or loss of business, any of which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity. The impact of any such business disruption is difficult to predict.
We depend on our intellectual property and have access to certain third-party intellectual property; infringement or failure to protect our intellectual property or access to third party intellectual property could adversely affect our future growth and success. We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems, and other measures to protect our intellectual property. We also rely on nondisclosure agreements, confidentiality obligations in contracts, IT security systems, and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. The U.S. government and foreign governments have licenses under certain of our intellectual property, including certain patents, which are developed or used in performance of government contracts. Governments may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. Governments may challenge the sufficiency of intellectual property rights we have granted in government contracts and attempt to obtain greater rights, which could reduce our ability to protect our intellectual property rights and to compete. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation, or circumvention by third parties. In addition, we may not be able to obtain necessary licenses on commercially reasonable terms. In other instances, our ability to procure and perform government contracts requires us to obtain certain rights in the intellectual property of others through government grants. Governments may deny us the right to obtain such rights in the intellectual property of others, which may affect our ability to perform government contracts. Moreover, our efforts to protect intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership of, necessary licenses concerning data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. We may also be subject to disruptions, losses, and liability resulting from various cybersecurity attacks or IT failures, as described above. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties, and significant litigation costs, or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
LEGAL, ENVIRONMENTAL, AND REGULATORY RISKS
As a U.S. government contractor, we are subject to risks relating to U.S. government audits, investigations, and disputes. We are subject to U.S. government investigations relating to our U.S. government contracts. Such U.S. government investigations often take years to complete and could result in administrative, civil, or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution, or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental, FCPA, and other anti-bribery and anti-corruption laws, or export laws, as further described below), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years, and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated. Further, our U.S. government contracts are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data disclosures or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, also have future impacts such as increasing the costs absorbed by our commercial businesses. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations, and, in some cases, continue to negotiate and/or litigate. We may be, and have been, required to make significant payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in our favor, any such payments will be returned to us with interest. The Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA) also review the adequacy of, and our compliance with, our internal control systems and policies, including our accounting, purchasing, government property, estimating, earned value management, and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government, including DCMA claims to recover payments for alleged noncompliance with cost accounting standards. In some cases, the DOJ has conducted investigations or convened grand juries to investigate possible irregularities in our costs. As discussed below and as previously disclosed, in October 2024, the Company entered into certain deferred prosecution agreements and a civil settlement agreement with the DOJ to resolve investigations relating to pricing on certain government contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed by the U.S. government or must be refunded by us to the U.S. government if already reimbursed. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition, and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our results of operations, financial position, and liquidity.
A violation by Raytheon Company or the Company of any one of the deferred prosecution agreements or Securities and Exchange Commission (SEC) administrative order announced on October 16, 2024 could adversely affect our business. As previously disclosed, on October 15, 2024, Raytheon Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), since 2012 in connection with certain Middle East contracts. On October 16, 2024, Raytheon also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon contracts entered into between 2011 and 2013 and in 2017. The Company made a settlement payment, criminal and civil penalties, restitution, and disgorgement, as applicable, pursuant to DPA-1, DPA-2, the SEC Administrative Order and the FCA settlement agreement as described in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K. Pursuant to DPA-1, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to Raytheon Company’s alleged conspiracy to violate the anti-bribery provisions of the FCPA and alleged conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions and/or political contributions under Part 130 of ITAR. Pursuant to DPA-2, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. Under DPA-1, DPA-2, and the SEC Administrative Order, Raytheon Company and the Company are required to retain an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, DPA-2, and the SEC’s Administrative Order. DPA-1 and DPA-2 further provide that, in the event the DOJ, in its sole discretion, determines during the deferred prosecution period that Raytheon Company or the Company has violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violations brought against Raytheon Company or the relevant Company in DPA-1 and DPA-2. The SEC Administrative Order further provides that, in the event of a breach of the SEC Administrative Order, the SEC may vacate the Administrative Order and institute proceedings against the Company. Any breach of DPA-1, DPA-2, or the SEC Administrative Order could subject Raytheon Company or the Company to criminal prosecutions and/or administrative proceedings, resulting in additional criminal and civil penalties and fines, extension of either DPA’s term(s), including the terms of the monitorship, increased future regulatory and legal scrutiny by U.S. or foreign government agencies, additional reputational harm, additional compliance costs, suspension of export privileges and/

or suspension or debarment from U.S. government contracting or subcontracting for a period of time, any of which could negatively affect our results of operations, financial position, and liquidity. In addition, during the term of the DPAs, the DPAs’ transaction-related requirements may impact our ability to execute potential future divestitures within expected timeframes or consistent with expected valuation metrics, which could delay or impair our ability to achieve the expected benefits from our strategic plan, or otherwise harm our competitive position, results of operations, financial condition or liquidity.
We are subject to litigation, environmental, anti-corruption, and other legal and compliance risks. We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety and reliability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, the use of artificial intelligence, export control, sanctions, employment matters, securities laws, competition laws, and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). Product recalls and product liability and warranty claims can result in significant damages and costs, including fines, as well as other harm to our business as discussed above. As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
We use hazardous substances and generate hazardous wastes in certain of our operations. We also rely upon the use of chemical substances that are heavily regulated in connection with our products, manufacturing processes and operation of our facilities. As a result, we are subject to potentially material liabilities related to potential non-compliance and both personal injuries or property damage that may be caused by hazardous substance releases and exposures. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions, including cancers or other illnesses incurred by employees, former employees, third-parties’ employees, or residents in the area, and environmental damage or diminution of real estate values. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have been named as a defendant in related “toxic tort” claims. We are also subject to laws and regulations that: (1) impose requirements for chemical substances and the proper management, treatment, storage, and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases, and/or reduce the risks of injury to people. We incur, and expect to continue to incur, capital and other expenditures to comply with these laws and regulations. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment, or disqualification by the U.S. Environmental Protection Agency (EPA). A facility determined to be in violation of the criminal provisions of these statutes can be prohibited from performing any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision in a matter involving multiple plaintiffs or a purported class action could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity, in particular with respect to environmental claims in regions where we have, or previously had, significant operations. In addition, new laws, regulations, or governmental policies, sudden changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur additional costs in the future that would have a negative effect on our results of operations, financial condition, and liquidity.
In addition, the FCPA and other anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to U.S. and non-U.S. officials for the purpose of obtaining or retaining business. These laws apply to companies, individual directors, officers, employees, and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are, therefore, subject to the FCPA and other anti-bribery and anti-corruption laws, including the anti-bribery and anti-corruption laws of non-U.S. countries. Our policies mandate compliance with these anti-bribery and anti-corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. As discussed above and as previously disclosed, in October 2024, the Company entered into a DPA with the DOJ and consented to the entry of an SEC Administrative Order to resolve investigations related to conduct that, among other things, violated the FCPA. We have been subject to regulatory investigations for alleged violations of anti-bribery and anti-corruption laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes, or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management attention, and result in a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
FINANCIAL, TAX, AND INSURANCE RELATED RISKS
Our debt levels and related debt service obligations could negatively impact our intended capital allocation, and we may be unable to obtain debt at competitive rates, on commercially reasonable terms, or in sufficient amounts. We have outstanding debt and other financial obligations, and we depend, in part, upon the issuance of debt to fund our business requirements. The increased indebtedness of RTX in connection with the $10 billion accelerated share repurchase (ASR) transactions that began in October 2023 and completed at the end of September 2024 may have various negative impacts on our business. These include shifting significant cash flow from operations to debt principal and interest payments, which will reduce funds we have available for other purposes, such as acquisitions, research and development, and other reinvestments in our businesses, and dividends and common stock repurchases. It could also reduce our flexibility in planning for, or reacting to, changes in our business and market conditions. It exposes us to interest rate and credit market risk at the time of refinancing outstanding debt, as well as these same risks on our commercial paper obligations, which are issued at variable rates.
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
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results. Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenues and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (such as estimates of variable consideration, including award fees and penalties), including with respect to: (1) labor productivity and availability; (2) the complexity and scope of the work to be performed; (3) the availability and cost of materials including any impact from changing costs or inflation; (4) the length of time to complete the performance obligation; (5) execution by our subcontractors; (6) the availability and timing of funding from our customer; (7) overhead cost rates; and (8) current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among other variables. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or ICIP agreements, required under certain contracts. In addition, in 2023 Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo family of aircraft. This determination and corresponding fleet actions have resulted in, and are expected to continue to result in, significant incremental shop visits necessary to perform inspections on PW1100 GTF engines as compared to estimates prior to this determination. Actual and future estimated aircraft on ground levels for the A320neo family of aircraft have therefore increased. The expected financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, including, without limitation, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers, and these assumptions are subject to variability. Because of the significance of management’s judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect our future results of operations and financial condition.
Significant changes in key estimates and assumptions with respect to our retirement plans, such as discount rate, expected return on plan assets (EROA), and other actuarial factors, could affect our future earnings, equity, and pension contributions. We must determine our pension and other postretirement benefit plans’ expense or income, which involves significant judgment particularly with respect to our discount rate, EROA, and other actuarial assumptions. These assumptions are evaluated annually at December 31 and when significant events require a mid-year remeasurement. They may change significantly due to changes in economic, legislative, regulatory, and/or demographic experience or circumstances. Changes in our assumptions or actual experience that differs from these assumptions, as well as management changes to retirement plans, could impact our pension and postretirement net periodic (income) expense, the plans’ funded status, and/or the required cash contributions to such plans, which could negatively impact our results of operations, financial condition, or liquidity. Our plan assets are invested in accordance with our investment management objectives and are subject to market volatility and other conditions.
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
See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in this Form 10-K for a description of our share repurchase program and past share repurchases.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance. A significant portion of our business relates to designing, developing, and manufacturing advanced aerospace, defense, and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and we may obtain limitations of liability and additional defenses for various reasons including the qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. The insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which would negatively impact our results of operations, financial condition, and liquidity. Any accident, failure of, or defect in our products and services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It could also affect the cost and availability of insurance in the future.
STRATEGIC INITIATIVE AND TRANSACTION RISKS
We may be unable to realize expected benefits from strategic initiatives. In order to operate more effectively and efficiently, from time to time we undertake strategic and other operational initiatives. For example, we are undergoing significant, multi-year digital transformation initiatives to improve our business, modernize operations, and reduce costs. Under these initiatives, we are leveraging digital capabilities throughout the way in which we conduct our business and provide our products and services to customers, including how we design, build, and maintain our products and services and operate our facilities. We also continue to engage our Customer Oriented Results and Excellence (CORE) operating system to drive continuing improvement into our processes and facilities. In addition, we continue to invest in structural cost reduction in our facilities, including aligning work to more efficient manufacturing centers, implementing advanced manufacturing capabilities including Industry 4.0 digital initiatives and automation, and closing facilities that are not required to meet future capacity and work needs. Other initiatives include the pursuit of advanced technologies and new business acquisitions and subsequent integrations. For example, we continue to invest in the integration of artificial intelligence technologies into our processes and business operations. We realigned our business segment structure in 2023, and we also implement restructuring plans from time to time. Restructuring activities include or may result in workforce reductions, global facility reductions, procurement cost reduction activities, legal entity and operational reorganizations, and other cost reduction initiatives. These strategic activities are complex and require the investment of resources including in personnel and systems. If we do not successfully manage our current or future strategic initiatives, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, certain U.S. government contracts and programs have begun to require digital engineering and other digital capabilities, and our inability to achieve these capabilities with respect to these programs timely may result in loss of revenues. Risks associated with workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees or work stoppages. Any of the above factors may impair our ability to achieve anticipated benefits, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Failure to successfully manage potential future acquisitions, investments, divestitures, joint ventures, and other transactions, and other risks associated with these activities could adversely affect our future financial results. In pursuing our business strategies, we continually review, evaluate, and consider potential investments, acquisitions, divestitures, joint ventures, and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and business opportunities into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies, and other assets, and the risks and cost of potential liabilities. Further, these transactions involve certain other risks and uncertainties including: (1) the risks involved with entering new markets; (2) the difficulty in integrating newly-acquired businesses and managing or monitoring other collaborative business arrangements; (3) the complexity of separating a portion of our business to enable a divestiture; (4) continued financial involvement in divested businesses, such as through continued equity ownership, guarantees, retained assets or liabilities, transition services or other ongoing commercial commitments, indemnities, or other current or contingent financial or commercial commitments, following a divestiture; (5) challenges and failures in achieving strategic objectives and other expected benefits, which may result in certain liabilities to us for guarantees and other commitments; (6) the risk that regulatory authorities may deny our proposed transactions, or may impose on those transactions conditions that undermine the strategic rationale, reduce the financial benefit of, or jeopardize the consummation of those transactions; (7) unidentified issues not discovered in RTX’s due diligence; (8) the diversion of our attention and resources from our operations and other initiatives; (9) the potential impairment of acquired assets; (10) the performance of underlying products, capabilities, or technologies; and (11) the performance or potential loss of key employees and customers of acquired businesses. In addition, future transactions may impact our deployment of capital, including dividends, share repurchases, pension contributions, and investments. In particular, if we are unable to complete the pending divestiture of Collins’ actuation and flight controls business within our expected timeframe or at all, we may be unable to reduce our outstanding debt according to planned timeframes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a global aerospace and defense company serving commercial and government customers in the aerospace industry and domestic and international military and government customers as a defense contractor, we are the target of advanced and persistent cyber-attacks from a variety of sources. Our products and services are highly sophisticated and specialized, involve complex advanced technologies including information technology (IT) systems, and process, store, or transmit highly sensitive unclassified and classified information. Moreover, our products and services are often integrated with third-party products and services. Cybersecurity threats include attacks on, or other attempts to infiltrate, our IT infrastructure and the IT infrastructure of our customers, suppliers, subcontractors, and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, such as attacks targeting the security, confidentiality, integrity or availability of the hardware, software and information installed, stored, or transmitted in our products, which may occur after the purchase of those products or when they are incorporated into third-party products, facilities, or infrastructure.
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
Enterprise Cybersecurity. Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (NIST) standards. Our program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operation. We monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees and contract workers to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications to educate individuals on the latest threats.
Product and Services Cybersecurity. Our product development processes apply development, security, and operations principles aligned with applicable government and commercial standards, and include vulnerability scanning and static and dynamic composition analysis. We regularly assess our product development processes, product cyber maturity, and the teams providing our secure services in relation to cybersecurity. In addition, we strive to meet all security requirements mandated by government and commercial customers and adhere to regulatory guidance and standards for system security engineering. Many of our products also undergo industry audits and regulatory compliance certifications, and our products delivered to the Department of Defense (DoD) must comply with DoD risk management requirements.
Cybersecurity for Systems used in Support of U.S. Government Customers. With respect to products and services provided to, and IT systems used in connection with programs for, the U.S. government, our cybersecurity program aligns with the NIST standards and meets the requirements of 32 CFR Part 117 and other applicable U.S. government guidance. The program includes authorization and assessment of new and existing IT systems by our customers and third parties. We monitor use on these systems, including vulnerability management through patching and configuration. In addition, we restrict user access and require authorized users to complete additional user and cybersecurity training.

Incident Response. Our cybersecurity program includes monitoring for potential security threats that may lead to exploitation of vulnerabilities. We evaluate and assign severity levels to incidents, escalate and engage incident response teams based on severity, and manage and mitigate the related risks. Incidents are reported internally to members of senior management and the Board of Directors as appropriate based on severity and incident type and are also analyzed for external reporting requirements. Our incident management process is designed to coordinate functions to enable continuity of essential business operation in the event of a cyber crisis.
Third-Party Service Providers. We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring, and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery.
Management of Third-Party Risks. Our suppliers, subcontractors, and other third-party service providers are subject to cybersecurity obligations and controls. We assess and periodically reassess the cybersecurity posture of third-party service providers who store, process, or transmit our information as a service, or connect to our networks. We also require our suppliers, subcontractors, and other third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase. Many of these third parties are also subject to regulatory requirements in mandatory government procurement clauses, including those contained in the Federal Acquisition Regulation (FAR) and the Defense Federal Acquisition Regulation Supplement (DFARS). Among other things, mandatory government procurement clauses obligate adherence to a generally accepted cybersecurity framework, such as NIST, and occasional assessment of the implementation of cybersecurity controls as a condition of contract award or during contract performance. Finally, we require these third parties to notify us of cybersecurity incidents that impact us.
Program Assessment. We continuously evaluate and seek to improve and mature our cybersecurity processes. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. Additionally, our Internal Audit function regularly assesses our program effectiveness through audits of our systems and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements, and assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the Defense Contract Management Agency (DCMA) and Cybersecurity Maturity Model Certification Third-Party Assessment Organization. Moreover, some of our products are audited or reviewed for regulatory compliance certification pursuant to the relevant DoD risk management framework.
Board Oversight and Management’s Role
Enterprise Cybersecurity. Our Board of Directors has primary oversight responsibility for enterprise cybersecurity risks. The Special Activities Committee of the Board supports the Board in oversight of classified business cybersecurity, including with respect to Company internal information and operational technology systems. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role.
Our global chief information security officer (CISO), under the direction of our chief digital officer, leads our enterprise cybersecurity program and is responsible for assessing and managing enterprise cybersecurity risks. Our CISO regularly updates the Board of Directors on cybersecurity risks as they relate to our information and operational technology systems, our suppliers, and other third-party service providers, in addition to updates on enterprise cybersecurity incidents and key Company defenses and mitigation strategies.
Our CISO is an experienced cybersecurity senior executive with more than 25 years’ experience building and leading cybersecurity, risk management, and IT teams. In performing his role, he regularly reviews enterprise cybersecurity risks, controls, program policy, and processes, including training, oversees policy and program development, implementation and updates, and informs senior leadership on cybersecurity-related issues and activities affecting the organization. Our CISO is regularly apprised of enterprise cybersecurity events, threats, and activities, including with respect to incidents, protection vulnerabilities, software update needs, and lifecycle status.
Product and Services Cybersecurity. The Special Activities Committee of our Board of Directors has primary oversight responsibility for cybersecurity risks related to our products and services. The full Board of Directors also receives periodic briefings from management regarding the Company’s products and services cybersecurity risks. The Audit Committee also considers product and services cybersecurity risks in connection with its financial and compliance risk oversight role.

Our product cybersecurity officer (PCO), under the direction of our chief technology officer, leads our cybersecurity program for our products and services and is responsible for assessing and managing related cybersecurity risks. Our PCO updates the Special Activities Committee on cybersecurity risks as they relate to our products and services, in addition to updates on product and service cybersecurity incidents, defenses, and mitigation strategies.
Our PCO is an experienced embedded systems engineer and chief engineer with nearly 20 years’ experience in the development, product assurance, and security of critical and highly regulated embedded and other computer systems in medical, aviation, and military products and services. In performing her role, she regularly reviews cybersecurity risks, controls, program policy and processes, including training, and oversees and advises teams performing policy and program development, implementation, and updates. Our PCO is regularly apprised of product and service cybersecurity events, threats, and activities including with respect to incidents, protection vulnerabilities, software update needs, and lifecycle status.
Enterprise Risk Management
Our cybersecurity risk processes are a key element of our Enterprise Risk Management (ERM) process, which is designed to identify and evaluate the full range of significant risks to RTX. As part of our ERM program, RTX’s functional and operations departments identify and manage enterprise risks on an annual cycle. The process consists of structured reviews, discussions, and mitigation planning, and includes risks identified by our Enterprise Cybersecurity and Product Cybersecurity functions as part of the overall review of significant risks to RTX. The top ERM risks are compiled annually and shared with the Audit Committee of the Board of Directors as well as the full Board of Directors. In addition, Internal Audit incorporates these risks into its continuous risk assessment process and periodically audits specific ERM risks.
For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Form 10-K.
ITEM 2. PROPERTIES
We have significant properties in approximately 25 countries, with approximately 450 significant properties comprising approximately 75 million square feet of productive space. Approximately 30% of our square footage related to our significant properties is leased, and 70% is owned. Approximately 70% of our square footage related to our significant properties is located in the United States.
Our fixed assets as of December 31, 2024 include manufacturing facilities and non-manufacturing facilities such as warehouses, laboratories, office space, and a substantial quantity of machinery and equipment, including general purpose machinery and equipment using special jigs, tools, and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery, and equipment in use as of December 31, 2024 are in good operating condition and are well-maintained.
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
Pursuant to the Securities and Exchange Commission (SEC) regulations, for proceedings under environmental laws to which a government authority is a party and we reasonably believe such proceedings will result in monetary sanctions, we have adopted a disclosure threshold of $1 million.
Environmental Enforcement Proceeding
The Colorado Department of Public Health and Environment (CDPHE) issued a Notice of Violation/Cease and Desist Order (NOV/CDO) to Raytheon Company on January 31, 2023, alleging violations of a water discharge permit at a former Raytheon Company facility in Boulder, Colorado. On March 27, 2024, the CDPHE informed Raytheon Company that it is seeking a penalty in the amount of approximately $1 million in connection with the alleged violations and is requiring Raytheon Company to undertake a compliance program. Raytheon Company is contesting the alleged violations and the penalty demand, and has the right to appeal the NOV/CDO and any associated penalty. We do not expect liability related to this matter to have a material adverse impact on our results of operations, financial condition, or liquidity.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
RTX Corporation’s common stock is listed on the New York Stock Exchange under the ticker symbol “RTX.” There were 37,447 registered shareowners at December 31, 2024. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained within Item 12 of this Form 10-K.
Stock Performance Graph
The following graph presents the cumulative total shareowner return for the five years ending December 31, 2024 for our common stock as compared to the Standard & Poor’s 500 Stock Index and the S&P 500 Aerospace & Defense (A&D) Index. These figures assume that all dividends paid over the five-year period were reinvested, and that the starting value of each index and the investment in common stock was $100.00 on December 31, 2019.
Comparison of Cumulative Five Year Total Return

	Annual Return Percentage Years Ending
Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
RTX Common Stock	(16.73)	23.27	20.01	(14.44)	40.76
S&P 500 Index	18.40	28.71	(18.11)	26.29	25.02
S&P 500 Aerospace & Defense Index	(16.06)	13.22	17.37	6.77	14.40

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
RTX Common Stock	$100.00	$83.27	$102.65	$123.19	$105.41	$148.37
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Aerospace & Defense Index	100.00	83.94	95.03	111.54	119.09	136.24

Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2024.

2024	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	—	$—	—	$715
November 1 - November 30	416	120.05	416	665
December 1 - December 31	—	—	—	665
Total	416	$120.05	416
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
The shares associated with the remaining portion of the aggregate purchase price have been settled over two tranches. In July 2024, the first tranche was settled upon final delivery to us of 0.4 million shares of common stock. In September 2024, with respect to the second tranche, we owed 2.2 million shares of common stock that we elected to cash settle for $261 million. The cash payment required as a result of the second tranche settlement was due to the significant increase in the price of our common stock during the ASR term. The final average price under the ASR was $94.28 per share.
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended December 31, 2024, we did not repurchase shares outside of the program.
ITEM 6.
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to the reader in understanding our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, the changes in certain key items in those financial statements between select periods, and the primary factors that accounted for those changes. In addition, we discuss certain accounting principles, policies, and critical estimates that affect our financial statements. Our discussion also contains some additional context regarding our business, including industry considerations and the business environment, as well as certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with the other sections of this Form 10-K, including Item 1A. “Risk Factors.”
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries. We operate in three principal business segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries. References to “Raytheon Company” mean Raytheon Company, which became a wholly owned subsidiary of RTX on April 3, 2020 through an all-stock merger transaction between United Technologies Corporation and Raytheon Company (the surviving company of which is RTX Corporation).
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
Collins and Pratt & Whitney serve both commercial and government aerospace customers. Revenue passenger miles (RPMs), available seat miles, and the general economic health of airline carriers and airframers, as well as the financial strength and performance of airframers, are key barometers for our commercial aerospace operations. Performance in the general aviation sector is closely tied to the overall health of the economy and is positively correlated to corporate profits. Many of our aerospace customers are covered under long-term aftermarket service agreements at both Collins and Pratt & Whitney, which are inclusive of both spare parts and services.
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
Other Matters
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions, including changes in DoD policies or priorities, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.

Legal Matters. As previously announced, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” The Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the Department of Justice (DOJ) and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to retain, among other things, an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order. The DPAs further provide that, in the event the DOJ, in its sole discretion, determines during the period of deferral of prosecution that Raytheon Company or the Company have violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violation, including the charges against Raytheon Company in the relevant DPA. The SEC Administrative Order further provides that, in the event of a breach of the SEC Administrative Order, the SEC may vacate the SEC Administrative Order and institute proceedings against the Company. In the event of any such determination or breach, the Company may face additional adverse impacts. In addition, the Company resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the Department of State (DOS) (Trade Compliance Matters). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s International Traffic in Arms Regulations (ITAR) compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. As a result of the DPAs, SEC Administrative Order, FCA settlement agreement and CA, we recorded a combined pre-tax charge of $918 million during the second quarter of 2024, which included $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and $285 million related to Trade Compliance Matters. In the fourth quarter we made payments of $580 million related to the DOJ Investigation and Contract Pricing Dispute and $384 million related to Thales-Raytheon Systems and Related Matters. See “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for additional information.
Pratt & Whitney Powder Metal Matter. In 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”). See “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for additional information.
Global Supply Chain. We are dependent on a global supply chain and have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Economic Environment. The inflationary environment has increased material and component prices, labor rates, and supplier costs and has negatively impacted our performance, including our productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and our suppliers to perform. Moreover, volatility in interest rates and financial markets can lead to economic uncertainty, an economic downturn or recession, and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our Customer Oriented Results and Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
U.S. Government’s Budget. Since the end of its fiscal year 2024, the U.S. government has been operating under two continuing resolutions, the most recent of which was signed on December 21, 2024, to keep the government funded through March 14, 2025 while Congress works to enact full year fiscal year 2025 (FY25) appropriation bills. Under a continuing resolution, federal agencies continue to operate generally at the same funding levels as the prior year, but typically new spending initiatives cannot be executed during this period. It is currently uncertain whether Congress will be able to enact FY25 appropriations bills and, if such bills are passed, the spending levels and priorities for defense and other areas. If Congress is unable to complete the FY25 appropriation bills (or pass another continuing resolution) by March 14, 2025, then the U.S. government would shut down, during which time federal agencies would cease all non-essential functions. In the event of a U.S. government shutdown, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the shutdown or continuing resolution. Furthermore, under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact appropriation bills by April 30, 2025, budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration.
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
In February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX business segment which became part of the Raytheon business during the third quarter of 2023), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. The Chinese sanctions against RMD included a fine equal to twice the value of the arms that RMD sold to Taiwan since September 2020. Since that time, China has announced additional sanctions against the Raytheon business and a Collins joint venture. If China were to impose additional sanctions, enforce announced sanctions, or take other regulatory action against RTX, our suppliers, affiliates, or partners, it could potentially disrupt our business operations. Any impact of these or other potential sanctions or other actions by China, is uncertain.
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
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to the war in Gaza, including a recently-announced ceasefire, the related escalation of conflict and instability in the region, and the regime change in Syria. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, although we could experience future delivery delays of certain products if the ceasefire does not hold, or if further escalations arise. The overall impacts to RTX from this situation have been minimal; however, given the volatile nature of the situation, the potential impacts to RTX are subject to change.

On February 1, 2025, President Trump issued three executive orders directing the United States to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025, and on February 3, 2025, President Trump announced his intention to pause tariffs on Canada and Mexico for the next month. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. We are currently evaluating the potential impact of the imposition of the announced tariffs to our business and financial condition. RTX also exports products to Canada, Mexico and China and we are currently monitoring the potential impact, if any, of actions taken in response to these tariffs by Canada, Mexico and China. On January 28, 2025, RTX announced its full-year 2025 financial outlook, and that outlook does not reflect the impact of tariffs on imports from Canada, Mexico and China announced pursuant to the February 1, 2025 executive orders. While we do not believe that the tariffs announced by the United States on February 1, 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, there may be an impact to our previously issued outlook. The actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.
See Item 1A. “Risk Factors” within Part I of this Form 10-K for further discussion.
FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:
•Net sales: a metric that measures our revenue for the current year;
•Operating profit: a measure of our profit for the year, before non-operating expenses (income), net and income tax expense;
•Operating profit margin: a measure of our Operating profit as a percentage of Total net sales; and
•Operating cash flow from continuing operations: a measure of the amount of cash generated by our business operations.

(dollars in millions)	2024	2023	2022
Total net sales	$80,738	$68,920	$67,074
Operating profit	6,538	3,561	5,504
Operating profit margin	8.1%	5.2%	8.2%
Operating cash flow from continuing operations	$7,159	$7,883	$7,168
In order to better assess the underlying performance of our business, we also focus on the change in organic net sales on both a consolidated basis and business segment basis, and the change in organic operating profit on a business segment basis, which allows for better year-over-year comparability. See “Results of Operations” below for our definition of the organic change in Net sales and Operating profit, which are non-Generally Accepted Accounting Principles (non-GAAP) measures that are not defined measures under U.S. Generally Accepted Accounting Principles (GAAP) and may be calculated differently by other companies.
We also focus on backlog as a key financial performance measure of our forward-looking sales growth. Total backlog was $218 billion and $196 billion as of December 31, 2024 and 2023, respectively. Backlog, which is equivalent to our remaining performance obligations (RPO) for our sales contracts, represents the aggregate dollar value of firm orders for which products have not been provided or service has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts). Backlog generally increases with bookings and/or orders and generally decreases as sales are recognized on these bookings and is affected by changes in foreign exchange rates, as well as contract cancellations and terminations, and cost underruns on cost-type contracts.
In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We focus on adjusted earnings per share (EPS) and measures to assess our cash generation and the efficiency and effectiveness of our use of capital, such as free cash flow, both of which are non-GAAP measures that are not defined measures under U.S. GAAP and may be calculated differently by other companies.
Considered together, we believe these metrics are strong indicators of our overall performance and our ability to create shareowner value. We also use these and other performance metrics for executive compensation purposes.
A discussion of our results of operations and financial condition follows below in “Results of Operations”, “Segment Review”, and “Liquidity and Financial Condition”.

RESULTS OF OPERATIONS
As described in our “Cautionary Note Concerning Factors That May Affect Future Results and Risk Factor Summary” of this Form 10-K, our period-to-period comparisons of our results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.
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
Net Sales

(dollars in millions)	2024	2023	2022
Total net sales	$80,738	$68,920	$67,074
The factors contributing to the total change year-over-year in Total net sales are as follows:

(dollars in millions)	2024	2023
Organic (1)	$7,816	$7,343
Acquisitions and divestitures, net	(1,291)	(143)
Other	5,293	(5,354)
Total change	$11,818	$1,846
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $7.8 billion organically in 2024 compared to 2023, primarily due to higher organic sales of $4.4 billion at Pratt & Whitney, $2.1 billion at Collins, and $1.7 billion at Raytheon. The $1.3 billion decrease in net sales related to Acquisitions and divestitures, net in 2024 compared to 2023, was primarily driven by the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024. The increase in Other net sales of $5.3 billion in 2024 compared to 2023, was primarily driven by the absence of the net sales charge of $5.4 billion associated with the Powder Metal Matter recognized in the third quarter of 2023.
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
See “Segment Review” below for further information by segment.

				% of Total Net Sales
(dollars in millions)	2024	2023	2022	2024	2023	2022
Net sales
Products	$59,612	$49,571	$50,773	74%	72%	76%
Services	21,126	19,349	16,301	26%	28%	24%
Total net sales	$80,738	$68,920	$67,074	100%	100%	100%
Refer to “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for the composition of external net sales by products and services by segment.
Net products sales increased $10.0 billion in 2024 compared to 2023, primarily driven by the absence of the net sales charge of $5.3 billion associated with the Powder Metal Matter, and increases in external products sales of $2.4 billion at Pratt & Whitney, $1.2 billion at Collins, and $1.0 billion at Raytheon. Net services sales increased $1.8 billion in 2024 compared to 2023, primarily due to increases in external services sales of $2.0 billion at Pratt & Whitney, including the absence of a services sales charge of $0.1 billion associated with the Powder Metal Matter, and a $0.4 billion increase at Collins, partially offset by a decrease in external services sales of $0.7 billion at Raytheon, primarily driven by the sale of our CIS business completed in the first quarter of 2024.
Net products sales decreased $1.2 billion in 2023 compared to 2022, primarily driven by a $3.8 billion decrease at Pratt & Whitney due to a net sales charge of $5.3 billion associated with the Powder Metal Matter, partially offset by increases of $2.1 billion at Collins and $0.6 billion at Raytheon. Net services sales increased $3.0 billion in 2023 compared to 2022, primarily due to increases in external services sales of $1.7 billion at Pratt & Whitney, $0.8 billion at Collins, and $0.6 billion at Raytheon, partially offset by a services sales charge of $0.1 billion associated with the Powder Metal Matter.
Our sales to major customers were as follows:

				% of Total Net Sales
(dollars in millions)	2024	2023	2022	2024	2023	2022
Sales to the U.S. government (1)	$32,246	$31,628	$30,317	40%	46%	45%
Foreign military sales through the U.S. government	5,765	4,974	5,042	7%	7%	8%
Foreign government direct commercial sales	5,317	4,249	4,327	7%	6%	6%
Commercial aerospace and other commercial sales (2)	37,410	28,069	27,388	46%	41%	41%
Total net sales	$80,738	$68,920	$67,074	100%	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 includes the reduction in sales from the Powder Metal Matter.
Cost of Sales

(dollars in millions)	2024	2023	2022
Total cost of sales	$65,328	$56,831	$53,406
Percentage of net sales	81%	82%	80%
The factors contributing to the change year-over-year in Total cost of sales are as follows:

(dollars in millions)	2024	2023
Organic (1)	$6,188	$5,721
Acquisitions and divestitures, net	(1,210)	(133)
Restructuring	(9)	107
FAS/CAS operating adjustment	246	238
Acquisition accounting adjustments	61	107
Other	3,222	(2,615)
Total change	$8,498	$3,425
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in Total cost of sales in 2024 compared to 2023 of $6.2 billion was primarily due to the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above. The $1.2 billion decrease in cost of sales related to

Acquisitions and divestitures, net in 2024 compared to 2023, was primarily driven by the sale of our CIS business within our Raytheon segment completed in the first quarter of 2024. The increase in Other cost of sales of $3.2 billion in 2024 compared to 2023 was primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact. In addition, the increase in Other cost of sales includes a $0.5 billion charge at Raytheon related to the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination,” in the second quarter of 2024, and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources.
The organic increase in Total cost of sales in 2023 compared to 2022 of $5.7 billion was primarily due to the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above. The $0.1 billion decrease in cost of sales related to Acquisitions and divestitures, net in 2023 compared to 2022, was primarily driven by the divestiture of a small non-core naval power business in the fourth quarter of 2022. The decrease in Other cost of sales of $2.6 billion in 2023 compared to 2022 was primarily driven by a net reduction in cost of sales of $2.5 billion primarily reflecting our partners’ 49% share of the Powder Metal Matter.
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

				% of Total Net Sales
(dollars in millions)	2024	2023	2022	2024	2023	2022
Cost of sales
Products	$50,768	$43,425	$41,927	63%	63%	63%
Services	14,560	13,406	11,479	18%	19%	17%
Total cost of sales	$65,328	$56,831	$53,406	81%	82%	80%
Net products cost of sales increased $7.3 billion in 2024 compared to 2023, primarily due to the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact. In addition, net product cost of sales includes increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon all driven by the products sales changes noted above, a $0.5 billion charge related to the Raytheon Contract Termination in the second quarter of 2024, and $0.2 billion of charges at Collins as a result of initiating alternative titanium sources recorded in the first quarter of 2024. Net services cost of sales increased $1.2 billion in 2024 compared to 2023, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, partially offset by a decrease in external services cost of sales at Raytheon, all driven by the services sales changes noted above.
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
Research and Development

(dollars in millions)	2024	2023	2022
Company-funded	$2,934	$2,805	$2,711
Percentage of net sales	3.6%	4.1%	4.0%
Customer-funded (1)	$4,723	$4,456	$4,376
Percentage of net sales	5.8%	6.5%	6.5%
(1)    Included in Cost of sales in our Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in company-funded research and development of $0.1 billion in 2024 compared to 2023, was primarily driven by increased spending on commercial program development at Collins and Pratt & Whitney, partially offset by lower expenses on development programs at Raytheon. The increase in company-funded research and development of $0.1 billion in 2023 compared to 2022, was primarily driven by increased spending on commercial program development at Pratt & Whitney and higher program expenses at Collins, partially offset by decreased spend on other development programs.
The increase in customer-funded research and development of $0.3 billion in 2024 compared to 2023, was primarily driven by higher expenses on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military programs primarily driven by the F135 Engine Core Upgrade (ECU), partially offset by lower expenses at Raytheon primarily related to the Next Generation Interceptor (NGI) program. The increase in customer-funded research and development of $0.1 billion in 2023 compared to 2022, was primarily driven by higher expenses on various commercial and military programs at Collins and increased spending at Pratt & Whitney on military programs, partially offset by lower expenses on various programs at Raytheon.
Selling, General, and Administrative

(dollars in millions)	2024	2023	2022
Selling, general, and administrative	$5,806	$5,809	$5,573
Percentage of net sales	7.2%	8.4%	8.3%
Selling, general, and administrative expenses in 2024 were relatively consistent with 2023, as a $0.1 billion customer bankruptcy charge recorded in the fourth quarter of 2024 was offset by the absence of a $0.1 billion customer insolvency charge recorded in the second quarter of 2023, both at Pratt & Whitney.
Selling, general, and administrative expenses increased $0.2 billion in 2023 compared to 2022, primarily driven by a $0.1 billion charge at Pratt & Whitney related to a customer insolvency in the second quarter of 2023, costs related to our segment realignment and divestitures in 2023, and increased employee-related costs, partially offset by the absence of $0.1 billion of charges recorded in the first quarter of 2022 related to increased estimates for credit losses due to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income (Expense), Net

(dollars in millions)	2024	2023	2022
Other income (expense), net	$(132)	$86	$120
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income (expense), net of $0.2 billion in 2024 compared to 2023 was primarily due to a $0.9 billion charge during the second quarter of 2024 related to the Resolution of Certain Legal Matters. This was partially offset by a $0.4 billion gain on the sale of Raytheon’s CIS business in the first quarter of 2024, a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024, a $0.1 billion gain on the sale of Collins’ Goodrich Hoist & Winch business in the fourth quarter of 2024, and an insurance recovery at Pratt & Whitney of approximately $0.1 billion in the fourth quarter of 2024. See “Note 12: Income Taxes” within Item 8 of this Form 10-K for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.
Other income (expense), net in 2023 was relatively consistent with 2022, as the net unfavorable year-over-year impact of foreign exchange gains and losses of $0.1 billion, was more than offset by the absence of $0.1 billion of charges associated with the disposition of three businesses in 2022 and a $0.1 billion gain on sale of land during the first quarter of 2023. The remaining decrease was spread across individually less significant items.
Operating Profit

(dollars in millions)	2024	2023	2022
Operating profit	$6,538	$3,561	$5,504
Operating profit margin	8.1%	5.2%	8.2%
The increase in Operating profit of $3.0 billion in 2024 compared to 2023 was primarily driven by the absence of the $2.9 billion of charges associated with the Powder Metal Matter recorded in the third quarter of 2023. In addition, the increase in Operating profit was driven by the increased operating performance of our segments of approximately $1.5 billion, a $0.4 billion gain on sale of the CIS business recorded in the first quarter of 2024, and a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024. The above items were partially offset by a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters, a $0.6 billion charge in the second quarter of 2024 related to the Raytheon Contract Termination, and the $0.3 billion change in our FAS/CAS operating adjustment which is described below in “Segment Review.” See “Note 12: Income Taxes” within Item 8 of this Form 10-K for additional information on the indemnity receivable and the offsetting impacts to Income tax expense.
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
Non-service Pension Income

(dollars in millions)	2024	2023	2022
Non-service pension income	$(1,518)	$(1,780)	$(1,889)
The change in Non-service pension income of $0.3 billion in 2024 compared to 2023 was primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.
The change in Non-service pension income of $0.1 billion in 2023 compared to 2022 was primarily driven by an increase in interest rates during 2022 and prior years’ pension asset returns performing below our expected return on plan assets (EROA) assumption, partially offset by an increase in our 2023 EROA assumption.
Interest Expense, Net

(dollars in millions)	2024	2023	2022
Interest expense	$1,970	$1,653	$1,300
Interest income	(102)	(100)	(70)
Other non-operating expense (income) (1)	(6)	(48)	46
Interest expense, net	$1,862	$1,505	$1,276
Total average interest expense rate - average outstanding borrowings during the year:	4.6%	4.3%	4.0%
Total average interest expense rate - outstanding borrowings as of December 31:	4.5%	4.6%	4.0%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net increased $0.4 billion in 2024 compared to 2023. The increase in Interest expense of $0.3 billion was primarily due to long-term debt issuances and term loan borrowings in 2023, partially offset by the reversal of interest accruals as a result of the conclusion of the examination phases of certain RTX and Rockwell Collins tax audits in the first quarter of 2024.
Interest expense, net increased $0.2 billion in 2023 compared to 2022. The increase in Interest expense of $0.4 billion was primarily due to the long-term debt issuances in the first and the fourth quarters of 2023, interest and fees on short-term loans related to an accelerated share repurchase (ASR), and the increase in commercial paper activity in 2023. The change in Other non-operating expense (income) of $0.1 billion was primarily driven by a change in the mark-to-market fair value of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans and an increase in dividend income.
Income Taxes

	2024	2023	2022
Effective income tax rate	19.1%	11.9%	12.9%
The higher 2024 effective tax rate compared to 2023 is primarily driven by the $2.9 billion Powder Metal Matter pre-tax charge and the associated tax benefit of $663 million recorded in 2023.
The 2024 effective tax rate includes $224 million of tax expense associated with the 2024 dispositions. Also included in the 2024 effective tax rate is a $212 million tax charge related to U.S. federal income taxes now owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in 2024. The ruling reduces U.S. foreign tax credits previously claimed by the Company in pre-separation tax years. The Company also recognized a $56 million tax benefit in response to favorable U.S.

Tax Court rulings issued to unrelated taxpayers, but with similar facts as ours. Both of these items are subject to a tax matters agreement entered into with Carrier and Otis in connection with the separations of those businesses in 2020. Accordingly, the Company recorded a pre-tax benefit of $212 million for a portion of the indemnity owed by Otis to the Company for the reduction in foreign taxes in the pre-separation years and a pre-tax charge of $32 million for the indemnified amounts payable to Carrier and Otis associated with the $56 million tax benefit. The Company will record the remaining amounts owed by Otis to the Company related to Otis’ non-U.S. ruling upon receipt of the amounts from Otis. Additionally, the Company is indemnified by Otis for the associated interest related to the Otis non-U.S. ruling.
The items above are partially offset by a $275 million tax benefit resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years, as well as, a $138 million deferred tax benefit associated with legal entity reorganizations.
The lower 2023 effective tax rate compared to 2022 is primarily driven by a favorable impact related to the $2.9 billion charge for the Powder Metal Matter and the associated tax benefit of $663 million, and the absence of a $207 million tax benefit recorded in 2022 related to legal entity and operational reorganizations.
For additional discussion of income taxes and the effective income tax rate, see “Income Taxes” within Critical Accounting Estimates below, and “Note 12: Income Taxes” within Item 8 of this Form 10-K.
Net Income from Continuing Operations Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2024	2023	2022
Net income from continuing operations attributable to common shareowners	$4,774	$3,195	$5,216
Diluted earnings per share from continuing operations	$3.55	$2.23	$3.51
Net income from continuing operations attributable to common shareowners for 2024 includes the following:
•acquisition accounting adjustments of $1.6 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $1.20;
•a charge related to the Resolution of Certain Legal Matters of $0.9 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.65;
•a charge of $0.4 billion, net of tax, related to the Raytheon Contract Termination, which had an unfavorable impact on diluted EPS from continuing operations of $0.33;
•benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits of $0.3 billion, net of tax, which had a favorable impact on diluted EPS from continuing operations of $0.21;
•a gain on sale of the CIS business, net of transaction and other related costs, of $0.2 billion, net of tax, which had a favorable impact on diluted EPS from continuing operations of $0.18;
•charges related to initiating alternative titanium sources at our Collins segment of $0.2 billion, which had an unfavorable impact on diluted EPS from continuing operations of $0.13;
•restructuring charges of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.12;
•a charge of $0.1 billion, net of tax, related to a customer bankruptcy, which had an unfavorable impact on diluted EPS from continuing operations of $0.09; and
•a charge of $0.1 billion, net of tax, related to impairment of contract fulfillment costs in the fourth quarter of 2024, due to a contract cancellation at our Collins segment, which had an unfavorable impact on diluted EPS from continuing operations of $0.09.
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
•restructuring charges of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.13; and
•charges related to a customer insolvency of $0.1 billion, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS from continuing operations of $0.08.
Net income from continuing operations attributable to common shareowners for 2022 includes the following:
•acquisition accounting adjustments of $1.5 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.99;

•impairment charges and reserve adjustments related to the global sanctions on and export controls with respect to Russia of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.14;
•combined charges associated with disposition of businesses at Collins and Raytheon of $0.1 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.07; and
•restructuring charges of $0.1 billion, net of tax, which had an unfavorable impact on diluted EPS from continuing operations of $0.06.
Net Income Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2024	2023	2022
Net income attributable to common shareowners	$4,774	$3,195	$5,197
Diluted earnings per share from operations	$3.55	$2.23	$3.50
The changes in Net income attributable to common shareowners and diluted EPS from operations for 2024 compared to 2023 and for 2023 compared to 2022 were driven by the changes in continuing operations, as discussed above.
SEGMENT REVIEW
For a detailed description of our businesses, see “Business Segments” within Item 1. “Business” of this Form 10-K.
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
Total Net Sales. Total net sales by segment were as follows:

(dollars in millions)	2024	2023	2022
Collins Aerospace	$28,284	$26,253	$23,052
Pratt & Whitney (1)	28,066	18,296	20,530
Raytheon	26,713	26,350	25,176
Total segment	83,063	70,899	68,758
Eliminations and other	(2,325)	(1,979)	(1,684)
Consolidated	$80,738	$68,920	$67,074
(1)    2023 includes the reduction in sales from the Powder Metal Matter.

Operating Profit (Loss). Operating profit (loss) by segment was as follows:

(dollars in millions)	2024	2023	2022
Collins Aerospace	$4,135	$3,825	$2,816
Pratt & Whitney (1)	2,015	(1,455)	1,075
Raytheon	2,594	2,379	2,448
Total segment	8,744	4,749	6,339
Eliminations and other	(48)	(42)	(23)
Corporate expenses and other unallocated items (2) (3)	(933)	(275)	(318)
FAS/CAS operating adjustment	833	1,127	1,399
Acquisition accounting adjustments	(2,058)	(1,998)	(1,893)
Consolidated	$6,538	$3,561	$5,504
(1)    2023 includes the impacts from the Powder Metal Matter.
(2)    2022 includes the net expenses related to the U.S. Army’s Lower Tier Air and Missile Defense Sensor (LTAMDS) program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.
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
We had the following net EAC adjustments for the periods presented:

(dollars in millions)	2024	2023	2022
Net EAC adjustments	$(473)	$(648)	$(37)
The change in net EAC adjustments of $0.2 billion in 2024 compared to 2023 was primarily due to favorable changes in net EAC adjustments at Pratt & Whitney and Raytheon, partially offset by unfavorable changes in net EAC adjustments at Collins. The change at Pratt was primarily driven by the absence of a $0.1 billion unfavorable impact recorded in the third quarter of 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter. The change at Collins was spread across numerous individual programs, with no individual or common significant driver. The change at Raytheon was primarily due to improvement in net EAC adjustments related to certain fixed price development contracts.
In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $0.1 billion primarily related to reserve and contract loss provision adjustments. Additionally, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer (Raytheon Contract Termination) and recognized a $0.6 billion charge related to the impact of the termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
The change in net EAC adjustments of $0.6 billion in 2023 compared to 2022 was primarily due to unfavorable changes in net EAC adjustments at Pratt & Whitney and to a lesser extent at Collins and Raytheon. Included in the change at Pratt & Whitney was the unfavorable impact of $0.1 billion recorded in the third quarter of 2023 as a result of increased cost to our aftermarket contracts resulting from the Powder Metal Matter and an unfavorable impact of approximately $60 million recorded in the fourth quarter of 2023 as a result of increased cost on a military program. The change in net EAC adjustments at Pratt & Whitney also includes the absence of a $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket program in the second quarter of 2022. The change at Collins was spread across numerous individual programs, with no individual or common significant driver. The change at Raytheon was primarily due to unfavorable changes in net EAC adjustments related to certain fixed price development contracts and $51 million of unfavorable EAC adjustments related to significant contract options exercised in 2023.

Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $218 billion and $196 billion as of December 31, 2024 and 2023, respectively. Our backlog by segment, which excludes intercompany backlog, was as follows at December 31:

(dollars in billions)	2024	2023
Collins Aerospace	$36	$30
Pratt & Whitney	119	114
Raytheon	63	52
Total backlog	$218	$196
Total backlog includes commercial backlog of $125 billion and $118 billion as of December 31, 2024 and 2023, respectively, and defense backlog of $93 billion and $78 billion as of December 31, 2024 and 2023, respectively.
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
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $61 billion, $51 billion, and $47 billion for 2024, 2023, and 2022 respectively.
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
Collins Aerospace

				% Change
(dollars in millions)	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
Net sales	$28,284	$26,253	$23,052	8%	14%
Operating profit	4,135	3,825	2,816	8%	36%
Operating profit margins	14.6%	14.6%	12.2%
2024 Compared with 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,096	$(18)	$—	$(47)	$2,031
Operating profit	618	(3)	24	(329)	310
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

2024 Compared with 2023
The organic net sales increase of $2.1 billion in 2024 compared to 2023 primarily relates to higher commercial aerospace aftermarket sales of $1.2 billion, higher defense sales of $0.8 billion, and higher commercial aerospace OEM sales of $0.1 billion. The increase in commercial aerospace sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased OEM volume primarily within wide-body and regional aircraft, partially offset by decreased OEM volume in narrow-body aircraft. The defense sales increase was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.6 billion in 2024 compared to 2023 was primarily due to higher commercial aerospace operating profit of $0.4 billion, principally driven by the higher aftermarket sales volume discussed above, partially offset by unfavorable OEM mix. Defense operating profit increased $0.3 billion 2024 compared to 2023 due to the higher volume discussed above, partially offset by higher space program costs. The above increases were partially offset by $0.1 billion of higher research and development costs.
The decrease in Other operating profit of $0.3 billion in 2024 compared to 2023 was primarily driven by $0.2 billion of charges in the first quarter of 2024, related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources, $0.2 billion impairment of contract fulfillment costs in the fourth quarter of 2024 due to a contract cancellation, and the absence of net favorable customer settlements recorded in 2023. These decreases in Other operating profit were partially offset by a $0.1 billion net gain on the sale of the Goodrich Hoist & Winch business in the fourth quarter of 2024.
Restructuring actions relate to ongoing cost reduction efforts driven by various workforce reductions.
2023 Compared with 2022
The organic net sales increase of $3.2 billion in 2023 compared to 2022 primarily relates to higher commercial aerospace aftermarket sales of $2.1 billion, including increases across all aftermarket sales channels. These increases were principally driven by the continued recovery of commercial air traffic which resulted in an increase in flight hours. Commercial aerospace OEM sales increased $1.1 billion due to increased production rates in narrow-body, wide-body, and business jets. Military sales were relatively consistent in 2023 compared to 2022.
The increase in Other net sales of $0.1 billion in 2023 compared to 2022 was primarily due to net favorable customer settlements in 2023, including a $0.1 billion favorable customer settlement recorded in the fourth quarter of 2023, partially offset by a $0.1 billion charge related to a customer litigation matter recorded in the third quarter 2023.
The organic operating profit increase of $0.9 billion in 2023 compared to 2022 was primarily due to higher commercial aftermarket volume and favorable mix, partially offset by lower commercial aerospace OEM as drop through on volume was more than offset by higher production costs. This increase in commercial aerospace operating profit was partially offset by $0.2 billion of higher selling, general, and administrative expenses and research and developments costs primarily due to increased employee-related costs. Military operating profit decreased $0.1 billion primarily due to unfavorable mix and higher production costs.
The increase in Other operating profit of $0.2 billion in 2023 compared to 2022 was primarily due to the absence of $0.1 billion of pre-tax charges related to global sanctions and export controls with respect to Russia recorded in 2022, the absence of $0.1 billion of charges associated with the disposition of two non-core businesses in 2022, and the net favorable customer settlements discussed above. The above items were partially offset by $0.1 billion of divestiture costs related to the pending sale of our actuation and flight control business.
See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions. See “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K for further discussion on business dispositions.
Defense Bookings – In addition to a number of smaller bookings in 2024, Collins booked $2.2 billion to support the U.S. Air Force’s next-generation Survivable Airborne Operations Center, $470 million for Federal Aviation Administration (FAA) air traffic control automation system sustainment, and $391 million for F-35 landing gear Lots 18, 19, and 20.

Pratt & Whitney

				% Change
(dollars in millions)	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
Net sales	$28,066	$18,296	$20,530	53%	(11)%
Operating profit (loss)	2,015	(1,455)	1,075	NM	(235)%
Operating profit (loss) margins	7.2%	(8.0)%	5.2%
NM = Not meaningful
2024 Compared with 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$4,386	$—	$—	$5,384	$9,770
Operating profit (loss)	559	—	(28)	2,939	3,470
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
2024 Compared with 2023
The organic net sales increase of $4.4 billion in 2024 compared to 2023 primarily reflects higher commercial OEM sales of $1.7 billion primarily driven by favorable mix on higher volume and higher commercial aftermarket sales of $1.6 billion primarily driven by higher volume. Military sales increased $1.1 billion, primarily due to higher sustainment and production volume across multiple platforms.
The Other net sales increase of $5.4 billion in 2024 compared to 2023 primarily relates to the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit increase of $0.6 billion in 2024 compared to 2023 reflects higher commercial aerospace operating profit of $0.4 billion driven by favorable mix on higher large commercial OEM volume which was partially offset by higher OEM production costs. Commercial aerospace operating profit also benefited from higher commercial aftermarket volume, which was partially offset by the impact of a shift in aftermarket mix towards higher GTF volume as well as two favorable contract matters in 2023 totaling $0.1 billion that did not repeat in 2024. The increase in military operating profit of $0.2 billion was driven by the increases from the sales volume discussed above, as well as favorable sustainment mix, partially offset by higher production costs. Military operating profit also benefited from the absence of an unfavorable EAC adjustment of approximately $60 million in the fourth quarter of 2023, which was partially offset by an unfavorable EAC adjustment of approximately $50 million in the fourth quarter of 2024. Higher research and development expenses and selling, general, and administrative expenses were partially offset by an insurance recovery of approximately $0.1 billion in the fourth quarter of 2024.
The change in Other operating profit (loss) of $2.9 billion in 2024 compared to 2023 reflects the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter of $2.9 billion and a $0.2 billion charge related to a customer insolvency in the second quarter of 2023, partially offset by a $0.2 billion charge related to a customer bankruptcy in the fourth quarter of 2024.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions and the consolidation of facilities.
2023 Compared with 2022
The organic net sales increase of $3.1 billion in 2023 compared to 2022 primarily reflects higher commercial aftermarket sales of $1.9 billion, primarily due to an increase in volume, content, and favorable mix. The increase also includes higher commercial OEM sales of $0.9 billion, primarily driven by higher volume and favorable mix. Military sales increased $0.3 billion, primarily due to higher F135 sustainment volume.

The Other net sales decrease of $5.4 billion in 2023 compared to 2022 was primarily due to the charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit increase of $0.4 billion in 2023 compared to 2022 was primarily driven by higher commercial aerospace operating profit of $0.6 billion, principally due to the aftermarket sales increase discussed above, partially offset by lower commercial OEM operating profit as the OEM volume increase combined with higher production costs more than offset the benefit from favorable mix. Commercial aerospace operating profit in 2023 also benefited from two favorable contract matters totaling $0.1 billion, which was partially offset by the absence of a prior year $50 million favorable contract adjustment resulting from a contract modification on a commercial aftermarket contract. Military operating profit was relatively consistent compared to 2022. The increase from the military sales volume was more than offset by higher production costs and an unfavorable EAC adjustment of $0.1 billion in the fourth quarter of 2023. Higher research and development expenses were partially offset by lower selling, general, and administrative expenses.
The change in Other operating profit (loss) of $2.9 billion in 2023 compared to 2022 was primarily due to the charge recognized in the third quarter of 2023 related to the Powder Metal Matter of $2.9 billion and a $0.2 billion charge related to a customer insolvency during the second quarter of 2023, partially offset by the absence of $0.2 billion of pre-tax charges recorded in the first quarter of 2022 related to global sanctions on and export controls with respect to Russia. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information on Russia sanctions.
Defense Bookings – In addition to a number of smaller bookings, in 2024 Pratt & Whitney booked $2.3 billion for F117 sustainment, $2.2 billion for F135 sustainment, $1.5 billion for F135 ECU development, $729 million for F135 production, and $475 million for F119 sustainment.
Raytheon

				% Change
(dollars in millions)	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
Net sales	$26,713	$26,350	$25,176	1%	5%
Operating profit	2,594	2,379	2,448	9%	(3)%
Operating profit margins	9.7%	9.0%	9.7%
Defense Bookings	$39,235	$31,889	$30,479	23%	5%
2024 Compared with 2023

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,691	$(1,274)	$—	$(54)	$363
Operating Profit	352	(74)	6	(69)	215
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
2024 Compared with 2023
The organic net sales increase of $1.7 billion in 2024 compared to 2023 was primarily due to higher net sales of $1.4 billion from land and air defense systems programs driven by higher net sales on certain international Patriot programs, certain international National Advanced Surface-to-Air Missile System (NASAMS) programs, and Counter-Unmanned Aircraft Systems (C-UAS) programs. Also contributing to the increase was higher net sales of $0.4 billion from advanced technology programs primarily driven by higher volume on classified programs and on a development program. Additionally, the organic net sales increase includes $0.3 billion of sales associated with the restart of certain contracts with a Middle East customer.

These increases were partially offset by lower net sales of $0.5 billion from air and space defense systems programs primarily due to the completion of certain programs, and the timing of a prior year program award.
The decrease in Other net sales in 2024 compared to 2023 was primarily driven by $0.1 billion related to the Raytheon Contract Termination initiated in the second quarter of 2024.
The organic operating profit increase of $0.4 billion in 2024 compared to 2023 was primarily due to higher volume of $0.2 billion primarily driven by the net sales increases noted above and an improvement in net EAC adjustments of $0.2 billion. The change in net EAC adjustments was primarily due to improvement in net EAC adjustments related to certain fixed price development contracts. Included in the change in net EAC adjustments was a benefit from the absence of a $51 million unfavorable adjustment in 2023 related to significant contract options exercised, which was offset by a $53 million unfavorable EAC adjustment in the third quarter of 2024 related to cost increases on a classified program.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in 2024 compared to 2023 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The decrease in Other operating profit in 2024 compared to 2023 was primarily driven by $0.6 billion related to the Raytheon Contract Termination initiated in the second quarter of 2024, partially offset by a $0.4 billion gain on the sale of the CIS business in the first quarter of 2024, and a $0.1 billion net benefit primarily related to reserve and contract loss provision adjustments recognized in the fourth quarter of 2024 as a result of restarting work under certain contracts with a Middle East customer.
2023 Compared with 2022
The organic net sales increase of $1.3 billion in 2023 compared to 2022 was primarily due to higher net sales of $0.5 billion from advanced technology programs, $0.3 billion from air and space defense systems programs, $0.2 billion from cybersecurity, intelligence and services programs, and $0.2 billion from naval power programs. The increase in advanced technology programs includes higher net sales on an advanced development program awarded in the third quarter of 2022, and higher net sales on certain classified programs awarded in 2022. The increase in air and space defense systems programs includes higher net sales on the StormBreaker program, driven by awards in the first and fourth quarters of 2023 and higher net sales on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, driven by an award in the second quarter of 2023. The increase in cybersecurity, intelligence and services programs was driven by certain classified programs as well as federal and civil programs. The increase in naval power programs was due to higher volumes on Naval Strike Missile and AIM-9X programs.
The organic operating profit decrease of $0.1 billion in 2023 compared to 2022 was primarily due to an unfavorable change in mix and other performance of $0.1 billion, and an unfavorable net change in EAC adjustments of $0.1 billion, partially offset by higher volume of $0.2 billion. The unfavorable change in mix and other performance was primarily driven by an expected decline in certain higher margin international programs and higher volume on various lower margin programs including early production phase programs. The net change in EAC adjustments was primarily due to unfavorable changes in net EAC adjustments related to certain fixed price development contracts and approximately $50 million of unfavorable EAC adjustments related to significant contract options exercised in 2023. The increase in volume was principally driven by the higher net sales discussed above.
The increase in Other operating profit in 2023 compared to 2022 was primarily driven by the absence of a $42 million charge in 2022 associated with a divestiture of a small non-core naval power business, with the remaining change spread across multiple items.
The decrease in net sales due to acquisitions / divestitures, net in 2023 compared to 2022 primarily relates to the divestiture of a small non-core naval power business in the first quarter of 2023.
Restructuring actions relate to ongoing cost reduction efforts including workforce reductions.
Defense Backlog and Bookings– Backlog was $63 billion at December 31, 2024 compared to $52 billion at December 31, 2023. Included in the change in backlog was a $1.1 billion reduction related to the sale of the CIS business and a $0.9 billion increase related to restarting work on certain contracts with a Middle East customer, as discussed above. In addition to a number of smaller bookings, in 2024, Raytheon booked $2.4 billion to provide Patriot Air Defense systems to Germany, $1.9 billion for low-rate initial production of LTAMDS for the U.S. Army and Poland, $1.6 billion to provide Standard Missile 3 (SM-3) to the U.S. Navy and international customers, $1.4 billion to provide Guidance Enhanced Missiles (GEM-T) for NATO Support and Procurement Agency (NSPA), $1.2 billion to provide AMRAAM to the U.S. Navy, U.S. Air Force and international customers, $1.0 billion to provide Evolved SeaSparrow Missile (ESSM) for the U.S. Navy and international consortium partners, $848 million to provide Patriot Air Defense systems, including GEM-T missiles, to Romania, $763 million to provide Stinger missiles to NSPA and Poland, $737 million to provide AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy,

U.S. Air Force, and international customers, $639 million to produce AN/SPY-6(V) radars for the U.S. Navy, $623 million to provide GEM-T for an international customer, $591 million for Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force, $538 million to provide Javelin for the U.S. Army and international customers, $530 million to provide Patriot launchers for Poland, $479 million to provide GEM-T for an international customer, $473 million for an Advanced Tactical Electro-Optical Infrared (EO/IR) system for the U.S. Air Force, $453 million to provide GEM-T for an international customer, $393 million to design and build the Landsat Next Instrument Suite (LandIS) for NASA, $333 million to provide Standard Missile 6 (SM-6) for the U.S. Navy, $301 million to provide Tomahawk to the U.S. Navy and international customers, $282 million to provide Stormbreaker to the U.S. Air Force, $282 million to provide NASAMS for Ukraine, $272 million for Standard Missile II (SM-2) provisioned items and ordered spares for the U.S. Navy, $251 million to provide GEM-T for an international customer, and $5.7 billion on a number of classified contracts.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller operations.
Corporate expenses and other unallocated items consists of costs not considered part of management’s evaluation of reportable segment operating performance, including certain unallowable costs and reserves. In addition, in 2022, net costs associated with corporate research and development related to the LTAMDS program were included in Corporate expenses and other unallocated items. Beginning in 2023, the remaining net costs associated with the LTAMDS program are reflected within the Raytheon segment.

	Net Sales			Operating Profit
(dollars in millions)	2024	2023	2022	2024	2023	2022
Eliminations and other	$(2,325)	$(1,979)	$(1,684)	$(48)	$(42)	$(23)
Corporate expenses and other unallocated items	—	—	—	(933)	(275)	(318)
The increase in eliminations and other net sales of $0.3 billion in 2024 compared to 2023 was primarily due to an increase in intersegment eliminations, principally driven by Collins. Eliminations and other operating profit in 2024 was relatively consistent with 2023.
The increase in eliminations and other net sales of $0.3 billion in 2023 compared to 2022 was primarily due to an increase in intersegment eliminations, principally driven by Collins. Eliminations and other operating profit in 2023 was relatively consistent with 2022.
The change in corporate expenses and other unallocated items of $0.7 billion in 2024 compared to 2023 was primarily due to a $0.9 billion charge related to the Resolution of Certain Legal Matters recorded in the second quarter of 2024, partially offset by a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024.
The change in corporate expenses and other unallocated items of $43 million in 2023 compared to 2022 was primarily due to a decrease in expenses related to the LTAMDS program, which are included in the Raytheon segment beginning in 2023, partially offset by an increase in costs related to our segment realignment in 2023, with the remaining change spread across multiple items.
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

The components of the FAS/CAS operating adjustment were as follows:

(dollars in millions)	2024	2023	2022
FAS service cost (expense)	$(138)	$(145)	$(336)
CAS expense	971	1,272	1,735
FAS/CAS operating adjustment	$833	$1,127	$1,399
The change in our FAS/CAS operating adjustment of $0.3 billion in 2024 compared to 2023 was driven by a decrease in CAS expense, primarily due to the recognition of historical CAS gain/loss experience.
The change in our FAS/CAS operating adjustment of $0.3 billion in 2023 compared to 2022 was driven by a $0.5 billion decrease in CAS expense, partially offset by a $0.2 billion decrease in FAS service cost. The decrease in CAS expense was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022, and the recognition of historical CAS gain/loss experience. Similarly, the decrease in FAS service cost was primarily due to changes to the Raytheon Company domestic pension plans announced in December 2020 that were effective December 31, 2022. Refer to “Note 10: Employee Benefit Plans” within Item 8 of this Form 10-K for additional information on the Raytheon Company domestic pension plan change.
Acquisition accounting adjustments
Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss-making or below-market contracts acquired, and goodwill impairment, if applicable. These adjustments are not considered part of management’s evaluation of segment results.
The components of Acquisition accounting adjustments were as follows:

(dollars in millions)	2024	2023	2022
Amortization of acquired intangibles	$(2,095)	$(2,021)	$(1,912)
Amortization of property, plant, and equipment fair value adjustment	(44)	(60)	(89)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	81	83	108
Acquisition accounting adjustments	$(2,058)	$(1,998)	$(1,893)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

(dollars in millions)	2024	2023	2022
Collins Aerospace	$(833)	$(854)	$(865)
Pratt & Whitney	(312)	(287)	(243)
Raytheon	(913)	(857)	(785)
Acquisition accounting adjustments	$(2,058)	$(1,998)	$(1,893)
Acquisition accounting adjustments in 2024 and 2023 were relatively consistent with 2023 and 2022, respectively.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	2024	2023
Cash and cash equivalents	$5,578	$6,587
Total debt	41,261	43,827
Total equity	61,923	61,410
Total capitalization (total debt plus total equity)	103,184	105,237
Total debt to total capitalization	40%	42%
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
At December 31, 2024, we had cash and cash equivalents of $5.6 billion, of which 41% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
As of December 31, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of December 31, 2024, there were no borrowings outstanding under this agreement. In addition, at December 31, 2024, approximately $0.7 billion was available under short-term lines of credit primarily with global banks at our international subsidiaries.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper borrowings outstanding at December 31, 2024.
There were no issuances of long-term debt during 2024. During 2024, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 24, 2024	3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% Term Loan due 2025	$500
December 15, 2024	3.150% notes due 2024	300
May 7, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 17, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
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

Cash Flow - Operating Activities

(dollars in millions)	2024	2023	2022
Net cash flows provided by operating activities from continuing operations	$7,159	$7,883	$7,168
2024 Compared with 2023 Operating Activities
Net income from continuing operations in 2024 included charges of $0.9 billion related to the Resolution of Certain Legal Matters and $0.4 billion related to the Raytheon Contract Termination, net of tax. Net income from continuing operations in 2023 included a $2.2 billion charge related to the Powder Metal Matter, net of tax. The Powder Metal Matter also had the effect of increasing Other accrued liabilities by $2.8 billion in 2023. Utilization of Other accrued liabilities in 2024 related to this matter were $1.0 billion and represent cash paid and credits issued to customers. During 2024, we also paid a combined $1.5 billion related to the Resolution of Certain Legal Matters and the Raytheon Contract Termination.
Additionally, a favorable impact from accounts receivable collections, including the related impact of factoring as discussed below, and a favorable change in accounts payable and other accrued liabilities driven by timing of payments and an increase in material purchases, partially offset by the net change in contract assets and contract liabilities, primarily at Pratt & Whitney, due to sales in excess of billings, contributed to an increase in net cash flows provided by operating activities from continuing operations in 2024 compared to 2023. Excluding the charges discussed above, higher net income from continuing operations after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation cost, net periodic pension and other postretirement income, and gain on sale of business also contributed to an increase in net cash flows provided by operating activities from continuing operations in 2024 compared to 2023, primarily driven by the operating performance of our segments.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in an increase of $0.1 billion in cash provided by operating activities from continuing operations during 2024, compared to a decrease of $0.8 billion in cash provided by operating activities from continuing operations during 2023.
2023 Compared with 2022 Operating Activities
Net income from continuing operations in 2023 included a $2.2 billion charge related to the Powder Metal Matter, net of tax, which had no effect on cash flow in the period. This charge also had the effect of increasing Other accrued liabilities by $2.8 billion in 2023. Excluding the impact of this charge, the favorable change in cash flows provided by operating activities from continuing operations in 2023 compared to 2022, is primarily driven by higher net income from continuing operations after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation cost, and net periodic pension and other postretirement income. Also contributing to the change in cash flows is a net favorable impact of net contract assets and liabilities due to the timing of collections, a net decrease in tax payments further discussed below, and lower inventory receipts compared to 2022. These favorable changes were partially offset by higher accounts receivable as a result of increased sales volume and timing of collections and a decrease in factoring.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables. Factoring activity resulted in a decrease of $0.8 billion in cash provided by operating activities from continuing operations during 2023, compared to an increase of $2.3 billion in cash provided by operating activities from continuing operations during 2022. Factoring activity included amounts factored on certain aerospace receivables at the customers’ request for which we may be compensated by the customer
Operating Activities
We made pension and PRB contributions to trusts of $0.1 billion, $0.2 billion, and $0.1 billion in 2024, 2023, and 2022, respectively. Included in the 2023 contributions is a discretionary noncash contribution of $50 million made in RTX common stock to our U.S. qualified pension plans.
We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined by Employee Retirement Income Security Act of 1974 (ERISA) funding rules, which require us to fully fund our U.S qualified pension plans over a rolling fifteen-year period as determined annually based on the calculated funded status at the beginning of each year per the Pension Protection Act of 2006 and subsequent amendments. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities, which are dependent upon many factors, including returns on invested assets, the level of market interest rates, and actuarial assumptions.

Global pension and PRB cash funding requirements are expected to be approximately $0.3 billion in 2025, which includes benefit payments to be paid directly by the Company. We can contribute cash or RTX shares to our plans at our discretion, subject to applicable regulations. As of December 31, 2024, the total investment by the U.S. qualified pension plans in RTX shares was less than 1% of total plan assets.
Our domestic defined contribution plan uses an Employee Stock Ownership Plan (ESOP) for certain employer matching contributions. In the fourth quarter of 2024, we expanded the use of ESOP shares to fund our matching contributions to additional participants who had previously received matching contributions in cash.
We made net income tax payments of $1.2 billion, $1.5 billion, and $2.4 billion in 2024, 2023, and 2022, respectively. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. As such, we made incremental income tax payments of $1.6 billion in 2022. In September and December 2023, the Internal Revenue Service (IRS) issued interim guidance, retroactive to 2022, clarifying the capitalization requirements for certain types of research and experimental expenditures. The Company’s analysis indicates the guidance provided in the notices will result in fewer costs being subject to capitalization, and as such, costs previously required to be capitalized are now deductible in the year incurred. These notices resulted in the Company making lower income tax payments in 2023 compared to 2022.
Included in cash flows from operating activities from continuing operations are payments related to our operating lease obligations. See “Note 11: Leases” within Item 8 of this Form 10-K for actual and expected payments on operating lease obligations.
In addition, the majority of our cash flows for purchase obligations are classified as cash flows from operating activities from continuing operations. We expect future payments related to our purchase obligations to be $40.1 billion, of which $25.5 billion is payable in 2025. Purchase obligations include current amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders, and do not represent our entire anticipated purchases in the future. Approximately 50% of our purchase obligations described above represent purchase orders for products to be delivered under firm contracts with the U.S. government for which we have full recourse under customary contract termination clauses.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. We currently estimate a full year 2025 cash impact related to the Powder Metal Matter of approximately $1.1 billion to $1.3 billion, which includes the impact of cash paid, customer credits applied and the timing of partner recovery.
Cash Flow - Investing Activities

(dollars in millions)	2024	2023	2022
Net cash flows used in investing activities from continuing operations	$(1,534)	$(3,039)	$(2,829)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
2024 Compared with 2023 Investing Activities
The $1.5 billion change in cash flows used in investing activities from continuing operations in 2024 compared to 2023 primarily related to the cash proceeds from the sale of our CIS business within our Raytheon segment and the sale of our Goodrich Hoist & Winch business within our Collins segment of approximately $1.3 billion and $0.5 billion, respectively.
2023 Compared with 2022 Investing Activities
The $0.2 billion change in cash flows used in investing activities from continuing operations in 2023 compared to 2022 primarily related to an increase in payments for intangible assets discussed below and capital expenditures primarily due to investments in production facilities at Pratt & Whitney and Raytheon, partially offset by the timing of our derivative contract settlements.
Investing Activities
There were no significant acquisitions in 2024, 2023, or 2022. For information on dispositions of businesses in 2024, 2023, or 2022, see above or “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K.

In 2024, 2023, and 2022 our intangible assets increased by $0.6 billion, $0.8 billion, and $0.5 billion, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets. At December 31, 2024, we had commercial aerospace financing and other contractual commitments, including exclusivity and collaboration payment commitments, of approximately $14.1 billion, on a gross basis before reduction for our collaboration partners’ share. Refer to “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further details on our commercial aerospace financing and other contractual commitments.
As discussed in “Note 13: Financial Instruments” within Item 8 of this Form 10-K, we enter into derivative instruments primarily for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally and in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates, and commodity prices. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, including swaps, forward contracts, and options, to manage certain foreign currency, interest rate, and commodity price exposures. During 2024 and 2022, we had net cash payments of $142 million and $205 million, respectively and had net cash receipts of $14 million during 2023, from the settlement of these derivative instruments not designated as hedging instruments.
Cash Flow - Financing Activities

(dollars in millions)	2024	2023	2022
Net cash flows used in financing activities from continuing operations	$(6,617)	$(4,527)	$(5,859)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and share repurchases.
2024 Compared with 2023 Financing Activities
The $2.1 billion increase in cash flows used in financing activities from continuing operations in 2024 compared to the 2023 was primarily driven by higher year-over-year long-term debt repayments of $1.9 billion. Prior year long-term debt proceeds of $12.9 billion were partially offset by lower year-over-year share repurchases of $12.4 billion, primarily related to the prior year ASR.
2023 Compared with 2022 Financing Activities
The $1.3 billion decrease in cash flows used in financing activities from continuing operations in 2023 compared to 2022 was primarily driven by long-term debt proceeds of $12.9 billion, partially offset by higher share repurchases of $10.1 billion primarily related to the ASR, an increase in repayment of commercial paper borrowings, net of $1.0 billion, and repayments of long-term debt of $0.6 billion.
Financing Activities
Included in cash flows from financing activities from continuing operations are principal payments related to our long-term debt. A summary of our long-term debt commitments, including interest payments which are included in cash flows provided by operating activities from continuing operations, as of December 31, 2024 was as follows:

	Payments Due by Period
(dollars in millions)	2025	2026	2027	Thereafter
Long-term debt—principal	$2,343	$4,505	$2,937	$31,361
Long-term debt—future interest	$1,848	$1,741	$1,491	$18,238
At December 31, 2024, management had remaining authority to repurchase approximately $0.7 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.

Our share repurchases were as follows for the years ended December 31:

(dollars in millions; shares in thousands)	2024		2023		2022
	$	Shares	$	Shares	$	Shares
Shares of common stock repurchased (1)	$186	1,781	$12,870	141,696	$2,803	29,943
ASR Tranche 1 settlement - shares received (2)	—	391	—	—	—	—
ASR Tranche 2 settlement - financing cash paid (2) (3)	258	—	—	—	—	—
Total shares of common stock repurchased	$444	2,172	$12,870	141,696	$2,803	29,943
(1)    Relates to share repurchases that were settled in cash during the year.
(2)    Includes the settlement of the ASR first and second tranches in the third quarter of 2024. Refer to “Note 18: Equity” within Item 8 of this Form 10-K for additional information.
(3)    Excludes the change in fair value of the stock price from trade date to settlement date of $3 million, which is classified as an operating cash flow in our Consolidated Statement of Cash Flows.
Our Board of Directors authorized the following cash dividends for the years ended December 31:

(dollars in millions, except per share amounts)	2024	2023	2022
Dividends paid per share of common stock	$2.480	$2.320	$2.160
Total dividends paid	$3,217	$3,239	$3,128
On January 31, 2025, the Board of Directors declared a dividend of $0.63 per share payable March 20, 2025 to shareowners of record at the close of business on February 21, 2025.
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
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage-of-completion basis, generally using costs incurred to date relative to total estimated costs at completion. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenues and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis.
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2024	2023	2022
Total net sales	$(144)	$(452)	$152
Operating profit (loss)	(473)	(648)	(37)
Income (loss) from continuing operations attributable to common shareowners (1)	(374)	(512)	(29)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.28)	$(0.36)	$(0.02)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $0.1 billion primarily related to reserve and contract loss provision adjustments. Additionally, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer (Raytheon Contract Termination) and recognized a $0.6 billion charge related to the impact of the termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
Costs incurred for engineering and development of certain aerospace products under contracts with customers are capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin and customer funding, and subsequently amortized as the products are delivered to the customer. The estimation of contract costs, and margin, considered as part of this recoverability assessment requires significant judgment. We regularly assess capitalized contract fulfillment costs for impairment. In 2024, we recognized impairment charges of $0.2 billion and $0.1 billion at Collins due to a contract cancellation and as a result of the impact of initiating alternative titanium sources, respectively. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for further discussion.
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
In assessing the need for a valuation allowance, we consider available positive and negative evidence including past operating results, projections of future taxable income, the feasibility of ongoing tax planning strategies, and the realizability of tax loss carryforwards. Our projections of future taxable income include estimates and assumptions regarding our volume, pricing, and costs, as well as the timing and amount of reversals of taxable temporary differences. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates, and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.
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
Also included within intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. At December 31, 2024, our exclusivity assets, net of accumulated amortization, were approximately $3.3 billion, and our remaining estimated commitments, net of collaborator share, were approximately $5.5 billion. We assess the recoverability of these intangibles, which is dependent upon our assumptions around the future success and profitability of the underlying aircraft platforms, including the associated aftermarket revenue streams, and the related future cash flows.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test compares carrying values of the reporting units and indefinite-lived intangible assets to their estimated fair values. If the carrying value exceeds the fair value, then the carrying value is reduced to fair value. In testing our reporting units and indefinite-lived intangible assets for impairment, we may perform both qualitative and quantitative assessments. For the quantitative assessments that are performed for goodwill, we primarily utilize a combination of discounted cash flows and market-based valuation methodologies. For the quantitative assessments of indefinite-lived intangible assets, fair value is primarily based on the relief from royalty method. These quantitative assessments incorporate significant assumptions that include sales growth rates, projected operating profit, terminal growth rates, discount rates, royalty rates, and comparable multiples from publicly traded companies in our industry. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.
We completed our annual goodwill impairment testing as of October 1, 2024 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.
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
We also completed our annual indefinite-lived intangible assets impairment testing using a qualitative approach as of October 1, 2024 and determined that no adjustments to the carrying value of these assets were necessary. As noted above, our indefinite-lived intangible assets impairment analysis involves significant assumptions that are subject to variability. Material changes in these assumptions could occur and result in impairments in future periods.
Contingent Liabilities. As described in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K, contractual, regulatory, and other matters in the normal course of business may arise that subject us to claims or litigation, including with respect to matters relating to technical issues on programs, government contracts, performance and operating cost guarantees, employee benefit plans, legal, and environmental, health, and safety matters. In particular, the design, development, production, and support of aerospace technologies is inherently complex and subject to risk. Technical issues associated with these technologies may arise in the normal course and may result in financial impacts, including increased warranty provisions, customer contract settlements, and changes in contract performance estimates. These impacts could be material to the Company’s results of operations, financial condition, and liquidity. Additionally, we have significant contracts with the U.S. government, subject to government oversight and audit, which may require significant adjustment of contract prices. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating our liability based on both the likelihood of any adverse judgments or outcomes, and the costs associated with these matters, requires significant judgment. The inherent uncertainty related to the outcome of these matters could result in amounts materially different from any provisions made with respect to their resolution.
In 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100 GTF fleet, which powers the A320neo. This determination was made pursuant to Pratt & Whitney’s safety management system.
On August 4, 2023, Pratt & Whitney issued a special instruction (SI) to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment, which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023, and this guidance has been reflected in airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are resulting in significant incremental shop visits.
As a result of this matter, Pratt & Whitney expects aircraft on ground levels for the PW1100 powered A320neo fleet to remain elevated through 2026. As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, Pratt & Whitney recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This amount reflected our best estimate of expected customer compensation for the estimated duration of the disruption as well as the EAC adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At December 31, 2024 and 2023, we had other accrued liabilities of $1.7 billion and $2.8 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during 2024 was primarily due to customer compensation in the form of credits issued and cash paid to customers during the period.
Other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal, but we do not currently believe there will be any resultant significant financial impact with respect to these other engine models at this time. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
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
The weighted-average discount rates used to measure pension and PRB liabilities are generally based on yield curves developed using high-quality corporate bonds which are subject to macroeconomic factors, as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit expense by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.

The following table shows the sensitivity of our pension and PRB plan liabilities and net periodic benefit income to a 25 basis point change in the discount rates for benefit obligations, interest cost, and service cost as of December 31, 2024:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation increase (decrease)	$(1,024)	$1,066
Net periodic benefit income increase (decrease)	(42)	45
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
Net periodic benefit income is also sensitive to changes in the EROA. An increase or decrease of 25 basis points in the EROA would have increased or decreased our 2024 Net periodic benefit income by approximately $131 million.
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
GOVERNMENT MATTERS
As described above in “Critical Accounting Estimates—Contingent Liabilities,” our contracts with the U.S. government are subject to audits. Such audits may recommend that certain contract prices should be reduced to comply with various government regulations, or that certain payments be delayed or withheld. We are also the subject of one or more investigations and legal proceedings initiated by the U.S. government with respect to government contract matters. In addition, as described in “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K, in 2024, the Company entered into a deferred prosecution agreement (DPA) with the DOJ and the Company settled an administrative proceeding with the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS) since 2012, in connection with certain Middle East contracts. The Company also entered into a DPA and a FCA settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017. Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to retain, among other things, an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the DOS. The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The CA also requires appointment of an external, independent Special Compliance

Officer (SCO). The Company appointed its SCO on September 27, 2024. See “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further discussion of these and other government matters.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market exposures are to fluctuations in foreign currency exchange rates and interest rates as it relates to our market risk sensitive instruments, which are primarily cash, debt, and derivative instruments. To quantify our market risk exposure, we perform a sensitivity analysis based on hypothetical changes in foreign currency exchange rates and interest rates. Refer to “Note 1: Basis of Presentation and Summary of Accounting Principles,” “Note 9: Borrowings and Lines of Credit,” and “Note 13: Financial Instruments” within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates, and financial instruments.
Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. We actively manage foreign currency exposures that are associated with committed foreign currency purchases and sales, and other assets and liabilities created in the normal course of business at the operating unit level. More than insignificant exposures that cannot be naturally offset within an operating unit are hedged with foreign currency derivatives. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. The present value of aggregate notional principal of our outstanding foreign currency hedges was $17 billion and $16 billion at December 31, 2024 and 2023, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $1.0 billion at both December 31, 2024 and 2023, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Our sales are typically denominated in U.S. Dollars. However, for our non-U.S. based entities, including Pratt & Whitney Canada, a substantial portion of their costs are incurred in local currencies. Consequently, there is a foreign currency exchange impact and risk to operational results as U.S. Dollars must be converted to local currencies such as the Canadian Dollar in order to meet local currency cost obligations. Additionally, we transact business in various foreign currencies which exposes our cash flows and earnings to changes in foreign currency exchange rates. In order to minimize the exposure that exists from changes in the exchange rate of the U.S. Dollar against these other currencies, we hedge a certain portion of sales to secure the rates at which U.S. Dollars will be converted. At Pratt & Whitney Canada and Collins Aerospace, firm and forecasted sales for both original equipment and spare parts are hedged at varying amounts on the U.S. Dollar sales exposure as represented by the excess of U.S. Dollar sales over U.S. Dollar denominated purchases. At Raytheon, portions of the cost to deliver a program may be denominated in a currency other than the currency of sale, and forecasts of such costs are frequently hedged to reduce foreign exchange exposures that can impact the cost of delivery of such programs. Where sales of a Raytheon program are denominated in a currency other than the functional currency of the contracting affiliate, forecasted sales for that program may be hedged to minimize the resulting foreign exchange exposure for that affiliate. Hedging gains and losses resulting from movements in foreign currency exchange rates are partially offset by the foreign currency translation impacts that are generated on the translation of local currency operating results into U.S. Dollars for reporting purposes. While the objective of the hedging program is to minimize the foreign currency exchange impact on operating results, there are typically variances between the hedging gains or losses and the translational impact due to the length of hedging contracts, changes in the sales profile, volatility in the exchange rates, and other such operational considerations.
Interest Rate Risk. We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis point unfavorable interest rate movement would have had an approximate $3 billion impact on the fair value of our fixed-rate debt at both December 31, 2024 and 2023. The investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material. We also have variable-rate debt, including $2.75 billion of term loans outstanding, which is affected by changes in market interest rates. A 100 basis point unfavorable interest rate movement on variable debt would not be expected to have a material effect on our operations or cash flows. From time to time, we may hedge to floating rates using interest rate swaps. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

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
Management has assessed the effectiveness of RTX’s internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Management concluded that based on its assessment, RTX’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of RTX’s internal control over financial reporting, as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CHRISTOPHER T. CALIO
Christopher T. Calio
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
Corporate Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of RTX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RTX Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Contract Estimates at Completion
As described in Note 1 to the consolidated financial statements, the majority of the Company’s revenues of $80.7 billion for the year ended December 31, 2024, are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. The Collins and Pratt & Whitney segments primarily serve commercial and government customers in both the original equipment manufacturer and aftermarket parts and services markets of the aerospace industry, while the Raytheon segment primarily provides products and services to government customers in the defense industry. For certain long-term aftermarket contracts, revenue is recognized over the contract period, and the Company generally accounts for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. Substantially all of the defense business revenue is recognized over time because of the continuous transfer of control to customers. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Management reviews the estimated costs at completion at least annually or when a change in circumstances warrants a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management makes assumptions and estimates regarding contract revenue and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, including any impact from rising costs or inflation, the length of time to complete the performance obligation, execution by its subcontractors, the availability and timing of funding from the customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Changes in estimates of net sales, cost of sales and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of the performance obligations.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 3, 2025

We have served as the Company’s auditor since 1947.

RTX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2024	2023	2022
Net sales:
Products sales	$59,612	$49,571	$50,773
Services sales	21,126	19,349	16,301
Total net sales	80,738	68,920	67,074
Costs and expenses:
Cost of sales - products	50,768	43,425	41,927
Cost of sales - services	14,560	13,406	11,479
Research and development	2,934	2,805	2,711
Selling, general, and administrative	5,806	5,809	5,573
Total costs and expenses	74,068	65,445	61,690
Other income (expense), net	(132)	86	120
Operating profit	6,538	3,561	5,504
Non-operating expense (income), net:
Non-service pension income	(1,518)	(1,780)	(1,889)
Interest expense, net	1,862	1,505	1,276
Total non-operating expense (income), net	344	(275)	(613)
Income from continuing operations before income taxes	6,194	3,836	6,117
Income tax expense	1,181	456	790
Net income from continuing operations	5,013	3,380	5,327
Less: Noncontrolling interest in subsidiaries’ earnings from continuing operations	239	185	111
Net income from continuing operations attributable to common shareowners	4,774	3,195	5,216
Loss from discontinued operations attributable to common shareowners	—	—	(19)
Net income attributable to common shareowners	$4,774	$3,195	$5,197

Earnings (loss) per share attributable to common shareowners - basic
Income from continuing operations attributable to common shareowners	$3.58	$2.24	$3.54
Loss from discontinued operations	—	—	(0.02)
Net income attributable to common shareowners	$3.58	$2.24	$3.52
Earnings (loss) per share attributable to common shareowners - diluted
Income from continuing operations attributable to common shareowners	$3.55	$2.23	$3.51
Loss from discontinued operations	—	—	(0.01)
Net income attributable to common shareowners	$3.55	$2.23	$3.50
Weighted average number of shares outstanding:
Basic shares	1,332.1	1,426.0	1,475.5
Diluted shares	1,343.6	1,435.4	1,485.9
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)	2024	2023	2022
Net income from continuing and discontinued operations	$5,013	$3,380	$5,308
Pension and postretirement benefit plans adjustments
Net actuarial (loss) gain arising during period	(645)	(971)	1,291
Prior service cost arising during period	(36)	(19)	(131)
Amortization of actuarial (gain) loss and prior service cost	(174)	(568)	129
Other	8	(51)	65
Pension and postretirement benefit plans adjustments	(847)	(1,609)	1,354
Change in unrealized cash flow hedging	(228)	358	(143)
Foreign currency translation adjustments	(506)	562	(1,048)
Other comprehensive (loss) income, before tax	(1,581)	(689)	163
Income tax benefit (expense) related to items of other comprehensive income	245	288	(266)
Other comprehensive loss, net of tax	(1,336)	(401)	(103)
Comprehensive income	3,677	2,979	5,205
Less: Comprehensive income attributable to noncontrolling interest	239	185	111
Comprehensive income attributable to common shareowners	$3,438	$2,794	$5,094
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED BALANCE SHEET

(dollars in millions; shares in thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$5,578	$6,587
Accounts receivable, net	10,976	10,838
Contract assets	14,570	12,139
Inventory, net	12,768	11,777
Other assets, current	7,241	7,076
Total current assets	51,133	48,417
Customer financing assets	2,246	2,392
Fixed assets, net	16,089	15,748
Operating lease right-of-use assets	1,864	1,638
Goodwill	52,789	53,699
Intangible assets, net	33,443	35,399
Other assets	5,297	4,576
Total assets	$162,861	$161,869
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Short-term borrowings	$183	$189
Accounts payable	12,897	10,698
Accrued employee compensation	2,620	2,491
Other accrued liabilities	14,831	14,917
Contract liabilities	18,616	17,183
Long-term debt currently due	2,352	1,283
Total current liabilities	51,499	46,761
Long-term debt	38,726	42,355
Operating lease liabilities, non-current	1,632	1,412
Future pension and postretirement benefit obligations	2,104	2,385
Other long-term liabilities	6,942	7,511
Total liabilities	100,903	100,424
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	35	35
Shareowners’ equity:
Capital stock:
Preferred stock, $1 par value; 250,000 shares authorized; None issued or outstanding	—	—
Common stock, $1 par value; 4,000,000 shares authorized; 1,718,756 and 1,712,717 shares issued	37,434	37,055
Treasury stock, 386,633 and 385,810 common shares at average cost	(27,112)	(26,977)
Retained earnings	53,589	52,154
Unearned ESOP shares	—	(15)
Accumulated other comprehensive loss	(3,755)	(2,419)
Total shareowners’ equity	60,156	59,798
Noncontrolling interest	1,767	1,612
Total equity	61,923	61,410
Total liabilities, redeemable noncontrolling interest, and equity	$162,861	$161,869
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)	2024	2023	2022
Operating Activities:
Net income from continuing operations	$5,013	$3,380	$5,327
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities from continuing operations:
Depreciation and amortization	4,364	4,211	4,108
Deferred income tax benefit	(47)	(402)	(1,663)
Stock compensation cost	437	425	420
Net periodic pension and other postretirement income	(1,326)	(1,555)	(1,413)
Gain on sale of business, net of transaction costs (Note 2)	(415)	—	—
Change in:
Accounts receivable	(175)	(1,805)	437
Contract assets	(2,414)	(753)	(234)
Inventory	(1,474)	(1,104)	(1,575)
Other current assets	(402)	(1,161)	(1,027)
Accounts payable and accrued liabilities	1,508	4,016	2,075
Contract liabilities	1,872	2,322	846
Other operating activities, net	218	309	(133)
Net cash flows provided by operating activities from continuing operations	7,159	7,883	7,168
Investing Activities:
Capital expenditures	(2,625)	(2,415)	(2,288)
Payments on customer financing assets	(218)	(117)	(150)
Receipts from customer financing assets	202	212	179
Investments in businesses	—	—	(66)
Dispositions of businesses, net of cash transferred	1,795	6	94
Increase in other intangible assets	(611)	(751)	(487)
(Payments) receipts from settlements of derivative contracts, net	(142)	14	(205)
Other investing activities, net	65	12	94
Net cash flows used in investing activities from continuing operations	(1,534)	(3,039)	(2,829)
Financing Activities:
Proceeds from long-term debt	—	12,914	1
Repayment of long-term debt	(2,500)	(578)	(3)
Proceeds from bridge loan	—	10,000	—
Repayment of bridge loan	—	(10,000)	—
Change in commercial paper, net (Note 9)	—	(524)	518
Change in other short-term borrowings, net	(4)	87	(29)
Dividends paid on common stock	(3,217)	(3,239)	(3,128)
Repurchase of common stock	(444)	(12,870)	(2,803)
Other financing activities, net	(452)	(317)	(415)
Net cash flows used in financing activities from continuing operations	(6,617)	(4,527)	(5,859)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	(28)	18	(42)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,020)	335	(1,562)
Cash, cash equivalents and restricted cash, beginning of year	6,626	6,291	7,853
Cash, cash equivalents and restricted cash, end of year	5,606	6,626	6,291
Less: Restricted cash, included in Other assets, current and Other assets	28	39	71
Cash and cash equivalents, end of year	$5,578	$6,587	$6,220
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$1,942	$1,464	$1,263
Income taxes paid, net of refunds	1,176	1,527	2,400
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in millions, except per share amounts; shares in thousands)	2024	2023	2022
Equity at January 1	$61,410	$74,178	$74,664
Common Stock
Balance at January 1	37,055	37,939	37,483
Common stock plans activity	379	610	485
Common stock repurchased	—	(1,500)	—
Common stock contributed to defined benefit pension plans	—	7	—
Purchase of subsidiary shares from noncontrolling interest, net	—	(1)	(29)
Balance at December 31	37,434	37,055	37,939
Treasury Stock
Balance at January 1	(26,977)	(15,530)	(12,727)
Common stock repurchased	(225)	(11,490)	(2,803)
Share-based matching contributions under defined contribution plans	90	—	—
Common stock contributed to defined benefit pension plans	—	43	—
Balance at December 31	(27,112)	(26,977)	(15,530)
Retained Earnings
Balance at January 1	52,154	52,269	50,265
Net income attributable to common shareholders	4,774	3,195	5,197
Dividends on common stock	(3,217)	(3,239)	(3,128)
Dividends on ESOP common stock	(81)	(56)	(54)
Other	(41)	(15)	(11)
Balance at December 31	53,589	52,154	52,269
Unearned ESOP Shares
Balance at January 1	(15)	(28)	(38)
Common Stock plans activity	15	13	10
Balance at December 31	—	(15)	(28)
Accumulated Other Comprehensive Loss
Balance at January 1	(2,419)	(2,018)	(1,915)
Other comprehensive loss, net of tax	(1,336)	(401)	(103)
Balance at December 31	(3,755)	(2,419)	(2,018)
Noncontrolling Interest
Balance at January 1	1,612	1,546	1,596
Net income	239	185	111
Less: Redeemable noncontrolling interest net income	(8)	(8)	(8)
Dividends attributable to noncontrolling interest	(123)	(108)	(132)
Sale (purchase) of subsidiary shares from noncontrolling interest, net	33	—	(19)
Disposition of noncontrolling interest, net	—	(3)	(13)
Capital contributions	14	—	11
Balance at December 31	1,767	1,612	1,546
Equity at December 31	$61,923	$61,410	$74,178
Supplemental share information
Shares of common stock issued under employee plans, net	6,039	1,757	2,894
Shares of common stock repurchased	2,116	141,712	29,935
Treasury shares reissued related to matching contributions under defined contribution plans	1,293	—	—
Shares of common stock contributed to defined benefit pension plans	—	623	—
Dividends declared per share of common stock	$2.480	$2.320	$2.160
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING PRINCIPLES
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries. References to “Raytheon Company” mean Raytheon Company, which became a wholly owned subsidiary of RTX on April 3, 2020 during an all-stock merger transaction between United Technologies Corporation and Raytheon Company (the surviving company of which is RTX Corporation).
We reclassified certain immaterial prior period amounts within the Income Taxes footnote to conform to our current period presentation.
Legal Matters. As previously announced, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” The Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the Department of Justice (DOJ) and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes). Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to retain, among other things, an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order. The DPAs further provide that, in the event the DOJ, in its sole discretion, determines during the period of deferral of prosecution that Raytheon Company or the Company have violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violation, including the charges against Raytheon Company in the relevant DPA. The SEC Administrative Order further provides that, in the event of a breach of the SEC Administrative Order, the SEC may vacate the SEC Administrative Order and institute proceedings against the Company. In the event of any such determination or breach, the Company may face additional adverse impacts. In addition, the Company resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the Department of State (DOS) (Trade Compliance Matters). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s International Traffic in Arms Regulations (ITAR) compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. As a result of the DPAs, SEC Administrative Order, FCA settlement agreement and CA, we recorded a combined pre-tax charge of $918 million during the second quarter of 2024, which included $269 million related to the DOJ Investigation and Contract Pricing Disputes (in addition to amounts previously accrued), $364 million related to Thales-Raytheon Systems and Related Matters (in addition to amounts previously accrued), and $285 million related to Trade Compliance Matters. In the fourth quarter we made payments of $580 million related to the DOJ Investigation and Contract Pricing Dispute and $384 million related to Thales-Raytheon Systems and Related Matters. See “Note 17: Commitments and Contingencies” for additional information.
Russia Sanctions. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls targeting specific industries, entities, and individuals in the U.S. and other jurisdictions in which we operate, including certain members of the Company’s management team and Board of Directors. These government measures, among other limitations, restrict transactions involving various Russian banks and financial institutions and impose enhanced export controls limiting transfers of various goods, software, and technologies to and from Russia, including broadened export controls specifically targeting the aerospace sector. These measures have adversely affected, and could continue to adversely affect, the Company and/or our supply chain, business partners, or customers. As a result of the Canadian government’s imposition of sanctions in February 2024, including those imposed on U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins Aerospace

(Collins) segment. These charges are primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources. Additionally, as a result of the sanctions on Russia and export controls, in the first quarter of 2022, we recorded pre-tax charges of $290 million, $210 million net of tax and the impact of noncontrolling interest, within our Collins and Pratt & Whitney businesses primarily related to increased estimates for credit losses on both our accounts receivable and contract assets, inventory reserves and purchase order obligations, impairment of customer financing assets for products under lease, impairment of contract fulfillment costs that are no longer recoverable, and a loss on the exit of our investment in a Russia-based joint venture. We continue to monitor developments, including additional sanctions and other measures, that could adversely affect the Company and/or our supply chain, business partners, or customers.
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
Consolidation and Classification. The Consolidated Financial Statements include the accounts of RTX Corporation, and all wholly owned, majority-owned, and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For our consolidated non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to us. For classification of certain current assets and liabilities, the duration of our contracts or programs is utilized to define our operating cycle, which is generally longer than one year. Included within our current assets and liabilities are Contract assets and Contract liabilities related to our development and aftermarket arrangements, which can generally span up to twenty years.
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
Accounts Receivable. Accounts receivable are stated at the net amount expected to be collected. Accounts receivable related to the commercial aerospace industry was approximately 79% and 80% of Accounts receivable, net at December 31, 2024 and 2023, respectively. We are exposed to credit losses primarily on our accounts receivable and contract assets related to our sales of products and services to commercial customers. The allowance for expected credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions, including geographic and political risk, and the age and status of outstanding receivables. In certain circumstances, we may be able to develop reasonable and supportable forecasts over the contractual term of the financial asset. For periods beyond which we are able to make or obtain reasonable and supportable forecasts, we revert to historical loss experience and information.
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
Unbilled receivables represent revenues that are not currently billable to the customer under the terms of the contract and include unbilled amounts under commercial contracts where payment is solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Accounts receivable, net as of December 31, 2024 and 2023 includes unbilled receivables of $374 million and $427 million, respectively, which primarily includes unbilled receivables with commercial aerospace customers. Other unbilled receivables where payment is subject to factors beyond just the passage of time are included in Contract assets in the Consolidated Balance Sheet.

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
Equity Investments. Investments in entities we do not control are included in Other assets on the Consolidated Balance Sheet. For investments where we have significant influence, we apply the equity method of accounting, and as such, our share of the net earnings or losses of the investee is recorded. For investments where we do not have significant influence, we record them at cost under the measurement alternative and record adjustments for observable price changes. Equity investment income and losses are included in Other income (expense), net on the Consolidated Statement of Operations since the activities of the investee are closely aligned with our operations. We evaluate our equity investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. Our sales to and purchases from unconsolidated entities accounted for under the equity method, which are considered related parties, are not material.
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominantly relates to leased engines, often provided through the customers’ aftermarket maintenance coverage, and to a lesser extent, notes and lease receivables. In certain limited circumstances, we pay deposits on behalf of our airline customers to secure production slots with the airframers, and such pre-delivery payments are included in Accounts receivable, net, if current, and Customer financing assets, if non-current, in our Consolidated Balance Sheet. Any unfunded pre-delivery payments are included within our commercial aerospace financing commitments as further discussed in “Note 17: Commitments and Contingencies.” Interest income from notes and financing leases and rental income from operating lease assets is generally included in Other income (expense), net in the Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in Products sales and Cost of sales. The current portion of these financing arrangements are aggregated in Accounts receivable, net and the non-current portion of these financing arrangements are aggregated in Customer financing assets in the Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts, and certain other activity, are generally reflected as Investing Activities in the Consolidated Statement of Cash Flows. Leased assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of December 31, 2024 and 2023, the reserves related to CFA were not material. At December 31, 2024 and 2023, we did not have any material balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
Fixed Assets, Net. Fixed assets, net, are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. For asset sales or retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts. Gains and losses on sales of our Fixed assets, net, are generally recorded in Other income (expense), net.

Business Combinations. Once a business is acquired, the fair value of the identifiable assets acquired and liabilities assumed is determined with the excess cost recorded to goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed no later than one year from the date of acquisition.
In connection with the acquisitions of Rockwell Collins in 2018 and Goodrich in 2012, and to a lesser extent the acquisition of Raytheon Company in 2020, we recorded assumed liabilities related to customer contractual obligations on certain contracts with economic returns that were lower than what could be realized in market transactions as of the acquisition date. We measured these assumed liabilities based on the estimated cash flows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants. These liabilities are being amortized in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. The balance of the contractual obligations was $654 million and $735 million at December 31, 2024 and 2023, respectively. Total consumption of the contractual obligations for the years ended December 31, 2024, 2023, and 2022 was $81 million, $83 million, and $111 million, respectively, with future consumption expected to be as follows: $71 million in 2025, $82 million in 2026, $85 million in 2027, $83 million in 2028, $70 million in 2029, and $263 million thereafter.
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
Intangible assets consist of patents, trademarks/tradenames, customer relationships, exclusivity assets, developed technology, and other intangible assets, including collaboration assets. Acquired intangible assets are recognized at fair value in purchase accounting. Finite-lived intangible assets are amortized primarily to Cost of sales over the applicable useful lives. Exclusivity assets are commercial aerospace payments made to secure certain contractual rights to provide product on new aircraft platforms. We classify amortization of such payments as a reduction of sales. Such payments are capitalized when there are distinct rights obtained and there are sufficient incremental cash flows to support the recoverability of the assets established. Otherwise, the applicable portion of the payments are expensed. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in International Aero Engines AG (IAE), additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments are being capitalized as collaboration assets and amortized to cost of sales.
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

We enter into lease agreements for the use of real estate space, vehicles, information technology (IT) equipment, and certain other equipment under both operating and finance leases. We determine if an arrangement contains a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities, non-current on our Consolidated Balance Sheet. The current portion of our operating lease liabilities is included in Other accrued liabilities on our Consolidated Balance Sheet. Finance leases are not considered significant to our Consolidated Balance Sheet or Consolidated Statement of Operations.
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
Income Taxes. Future income taxes represent the tax effects of transactions which are reported in different periods for tax and financial reporting purposes. These amounts consist of the tax effects of temporary differences between the tax and financial reporting balance sheets and tax carryforwards. Future income tax benefits and payables within the same tax-paying component of a particular jurisdiction are offset for presentation in the Consolidated Balance Sheet. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest expense has also been recognized. We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. State income tax amounts are included in income tax expense.
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
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily contracts that are directly with a foreign government, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue when obtaining regulatory approvals is considered probable based on all known facts and circumstances. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations, most commonly when a contract contains multiple distinct units (such as engines or certain aerospace components), or spans multiple phases of the product life-cycle such as production, maintenance, and support. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. If standalone selling price is not available, we estimate the standalone selling price of each performance obligation, which is generally based on an expected cost-plus-a-margin approach.
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
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2024	2023	2022
Total net sales	$(144)	$(452)	$152
Operating profit (loss)	(473)	(648)	(37)
Income (loss) from continuing operations attributable to common shareowners (1)	(374)	(512)	(29)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners (1)	$(0.28)	$(0.36)	$(0.02)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.

In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $102 million primarily related to reserve and contract loss provision adjustments. In addition to the amounts included in the table above, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination,” and recognized a $575 million charge related to the impact of the termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
In our Collins and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and customer funding, and subsequently amortize the costs to Cost of sales as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $2.5 billion and $2.6 billion as of December 31, 2024 and 2023, respectively, and are classified in Other assets, current in our Consolidated Balance Sheet and are included in Other current assets in our Consolidated Statement of Cash Flows. We regularly assess capitalized contract fulfillment costs for impairment. In 2024, we recognized impairment charges of approximately $0.2 billion and $0.1 billion at Collins due to a contract cancellation and as a result of the impact of initiating alternative titanium sources, respectively. See “Russia Sanctions” above for further information regarding initiating alternative titanium sources.
In view of the risks and costs associated with developing new engines and the large up-front investments required that often require returns generated over the full estimated life of the engine, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs, and risks are shared. Sales generated from engine programs, spare parts sales, and aftermarket business under these collaboration arrangements are recorded consistent with our revenue recognition policies in our Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs, and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of December 31, 2024, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which provides aftermarket support, spare parts, and service for the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually have more than a 25% share in an individual program where Pratt & Whitney is the principal participant. The following table illustrates the Consolidated Statement of Operations classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented.

(dollars in millions)	2024	2023	2022
Collaborator share of sales (1):
Cost of sales - products	$3,348	$(181)	$2,058
Cost of sales - services	2,659	2,151	1,808
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of sales - products	(194)	(205)	(154)
Research and development	(213)	(208)	(182)
Selling, general, and administrative	(110)	(114)	(105)
(1)    2023 total cost of sales includes a net reduction of $2.6 billion related to our collaborators’ share of the Powder Metal Matter.
Remaining Performance Obligations (RPO). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $218 billion as of December 31, 2024. Of the total RPO as of December 31, 2024, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.

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
Foreign Exchange. We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of many of our foreign subsidiaries are often measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of Accumulated other comprehensive loss in Shareowners’ equity on our Consolidated Balance Sheet. Foreign exchange transaction gains and losses are recorded in Other income (expense), net on our Consolidated Statement of Operations.
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
Government Grants. We may receive grants from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction. Grants are often structured to encourage investment, job creation, job retention, employee training, and other related activities. We recognize government grants when there is reasonable assurance that the Company will comply with the conditions of the grant and the grant is received or is probable of receipt and the amount is determinable. Government grants are recorded as a reduction to the related expense or asset to which the grant relates or recorded in Other income (expense), net in our Consolidated Statement of Operations. Government grant transactions are not material to our financial position, results of operations, or liquidity.
Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, the amendments require the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. We adopted this standard for the annual period ending December 31, 2024 on a retrospective basis. We updated our segment disclosures to comply with the requirements. See “Note 20: Segment Financial Data.” The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.
Other new pronouncements issued but not effective until after December 31, 2024 are not expected to have a material impact on our results of operations, financial condition, or liquidity.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions. Our investments in businesses, net of cash acquired, in 2022 totaled $66 million and consisted of insignificant acquisitions.
Dispositions. In 2024, 2023, and 2022 cash inflows related to dispositions of businesses were $1,795 million, $6 million, and $94 million, respectively. Our dispositions of businesses in 2024 primarily consisted of the dispositions discussed below. Our dispositions of businesses in 2023 and 2022 were insignificant.
On March 29, 2024, we completed the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction and other related costs, of $0.4 billion ($0.2 billion after tax), primarily recognized in Other income (expense), net within the Consolidated Statement of Operations.
On October 31, 2024, we completed the sale of our Goodrich Hoist & Winch business within our Collins segment for proceeds of approximately $0.5 billion in cash, resulting in a pre-tax gain, net of transaction and other related costs, of $0.1 billion, primarily recognized in Other income (expense), net within the Consolidated Statement of Operations.
On July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. During the fourth quarter of 2024, as a result of progress towards regulatory approvals, held for sale criteria was met. As such, at December 31, 2024, the related assets of approximately $1.5 billion and liabilities of approximately $0.6 billion have been accounted for as held for sale at fair value less cost to sell. Held for sale assets primarily include $0.7 billion of goodwill and intangible assets presented in Other assets and $0.3 billion of inventory presented in Other assets, current. Held for sale liabilities primarily include $0.4 billion of contract liabilities and other accrued liabilities presented in Other accrued liabilities. The closing of the transaction is subject to regulatory approvals and other customary closing conditions. This disposition does not qualify for presentation as discontinued operations.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill. Changes in our goodwill balances for the year ended December 31, 2024 were as follows:

(dollars in millions)	Balance as of December 31, 2023	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of December 31, 2024
Collins Aerospace (1)	$33,135	$(676)	$(236)	$32,223
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,984	—	2	18,986
Total Segments	53,682	(676)	(234)	52,772
Eliminations and other	17	—	—	17
Total	$53,699	$(676)	$(234)	$52,789
(1)    The reduction in Acquisitions and Divestitures includes the reclassification of goodwill to held for sale assets.
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
We completed our annual goodwill impairment testing as of October 1, 2024 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	2024		2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,159	$(1,996)	$5,810	$(1,688)
Exclusivity assets	3,692	(361)	3,460	(352)
Developed technology and other	1,197	(698)	1,219	(635)
Customer relationships	29,388	(12,401)	29,605	(10,683)
	40,436	(15,456)	40,094	(13,358)
Indefinite-lived:
Trademarks and other	8,463	—	8,663	—
Total	$48,899	$(15,456)	$48,757	$(13,358)
We also completed our annual indefinite-lived intangible assets impairment testing using a qualitative approach as of October 1, 2024 and determined that no adjustments to the carrying value of these assets were necessary.
Amortization of intangible assets was $2.2 billion, $2.1 billion, and $2.0 billion in 2024, 2023, and 2022, respectively. The following is the expected amortization of intangible assets for 2025 through 2029:

(dollars in millions)	2025	2026	2027	2028	2029
Amortization expense	$2,104	$2,028	$1,914	$1,838	$1,701
NOTE 4: EARNINGS PER SHARE

(dollars in millions, except per share amounts; shares in millions)	2024	2023	2022
Net income (loss) attributable to common shareowners:
Income from continuing operations	$4,774	$3,195	$5,216
Loss from discontinued operations	—	—	(19)
Net income attributable to common shareowners	$4,774	$3,195	$5,197
Basic weighted average number of shares outstanding	1,332.1	1,426.0	1,475.5
Stock awards and equity units (share equivalent)	11.5	9.4	10.4
Diluted weighted average number of shares outstanding	1,343.6	1,435.4	1,485.9
Earnings (loss) per share attributable to common shareowners - basic
Income from continuing operations	$3.58	$2.24	$3.54
Loss from discontinued operations	—	—	(0.02)
Net income attributable to common shareowners	$3.58	$2.24	$3.52
Earnings (loss) per share attributable to common shareowners - diluted
Income from continuing operations	$3.55	$2.23	$3.51
Loss from discontinued operations	—	—	(0.01)
Net income attributable to common shareowners	$3.55	$2.23	$3.50
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For 2024, 2023, and 2022, there were 4.8 million, 9.6 million, and 6.2 million stock awards excluded from the computation, respectively.

NOTE 5: ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

(dollars in millions)	2024	2023
U.S. government contracts (including foreign military sales)	$1,132	$1,147
Other customers	10,133	10,007
Allowance for expected credit losses	(289)	(316)
Total accounts receivable, net	$10,976	$10,838
The changes in the allowance for expected credit losses related to accounts receivable were as follows:

(dollars in millions)	2024	2023	2022
Balance as of January 1	$316	$452	$475
Current period (recoveries) provision for expected credit losses, net	(14)	(92)	26
Write-offs charged against the allowance for expected credit losses	(7)	(42)	(42)
Other, net	(6)	(2)	(7)
Balance as of December 31	$289	$316	$452
NOTE 6: CONTRACT ASSETS AND LIABILITIES
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of December 31, 2024 and 2023 were as follows:

(dollars in millions)	2024	2023
Contract assets	$14,570	$12,139
Contract liabilities	(18,616)	(17,183)
Net contract liabilities	$(4,046)	$(5,044)
Contract assets increased $2.4 billion during 2024 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon, partially offset by an increase in the allowance for expected credit losses due to a customer bankruptcy recorded at Pratt & Whitney in the fourth quarter of 2024. Contract liabilities increased $1.4 billion during 2024 primarily due to billings in excess of sales on certain contracts at Raytheon.
In 2024, 2023, and 2022, we recognized revenue of $7.2 billion, $5.3 billion, and $4.8 billion related to our Contract liabilities at January 1, 2024, January 1, 2023, and January 1, 2022, respectively.
Contract assets consisted of the following at December 31:

(dollars in millions)	2024	2023
Revenue recognized in advance of customer billings	$30,226	$26,481
Progress payments	(15,656)	(14,342)
Total contract assets	$14,570	$12,139
For U.S. government contracts that provide progress payments, the U.S. government has title to the asset related to unbilled amounts.
Contract assets are net of an allowance for expected credit losses of $491 million, $197 million, and $318 million as of December 31, 2024, 2023, and 2022, respectively. The increase in allowance for expected credit losses in 2024 compared to 2023 was primarily related to an increase in reserves as a result of a customer bankruptcy recorded at Pratt & Whitney in the fourth quarter of 2024. The allowance for expected credit losses activity was not significant in 2023 or 2022.

NOTE 7: INVENTORY, NET

(dollars in millions)	2024	2023
Raw materials	$4,164	$3,911
Work-in-process	4,493	4,162
Finished goods	4,111	3,704
Total inventory, net	$12,768	$11,777
Raw materials, work-in-process, and finished goods are net of total valuation reserves of $2.1 billion and $2.4 billion as of December 31, 2024 and 2023, respectively.
NOTE 8: FIXED ASSETS, NET
Fixed assets, net, consisted of the following:

(dollars in millions)	Estimated Useful Lives	2024	2023
Land		$695	$743
Buildings and improvements	10-45 years	8,615	8,151
Machinery, tools, and equipment	3-20 years	19,738	18,904
Other, including assets under construction		3,735	3,594
Fixed assets, gross		32,783	31,392
Accumulated depreciation		(16,694)	(15,644)
Fixed assets, net		$16,089	$15,748
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvement.
Depreciation expense related to Fixed assets, net is recorded predominantly utilizing the straight-line method and was $1.8 billion in 2024, 2023, and 2022.
NOTE 9: BORROWINGS AND LINES OF CREDIT
As of December 31, 2024, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of December 31, 2024, there were no borrowings outstanding under this agreement. In addition, at December 31, 2024, approximately $0.7 billion was available under short-term lines of credit primarily with global banks at our international subsidiaries.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2024, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At December 31, 2024 and 2023, we had no commercial paper borrowings outstanding. During 2024, we had no new borrowings or repayments of commercial paper with maturities greater than 90 days. During 2023, we had no new borrowings and had $200 million in repayments of commercial paper with maturities greater than 90 days. During 2022, we had $1.4 billion of proceeds from issuance, and $1.2 billion of repayments, of commercial paper with maturities greater than 90 days.
On October 24, 2023, we entered into a senior unsecured bridge credit agreement (Bridge Loan) with various banks permitting aggregate borrowings of up to $10.0 billion, to fund an accelerated share repurchase (ASR) and pay related fees and expenses. The $10.0 billion Bridge Loan was paid in full and terminated in the fourth quarter of 2023 upon receipt of proceeds from the $4.0 billion term loan facilities and the $6.0 billion of long-term debt issuances, as described below, and cash on hand.

There were no issuances of long-term debt during 2024. During 2023, we had the following issuances of long-term debt and proceeds from term loan borrowings:

Date	Description of Notes	Aggregate Principal Balance (in millions)
November 8, 2023	5.750% notes due 2026 (1)	$1,250
	5.750% notes due 2029 (1)	500
	6.000% notes due 2031 (1)	1,000
	6.100% notes due 2034 (1)	1,500
	6.400% notes due 2054 (1)	1,750
November 7, 2023	18 Month term loan at 3 Month Secured Overnight Financing Rate (SOFR) plus 1.225% due 2025 (1)	2,000
	3-Year term loan at 3 Month SOFR plus 1.225% due 2026 (1)	2,000
February 27, 2023	5.000% notes due 2026	500
	5.150% notes due 2033	1,250
	5.375% notes due 2053	1,250
(1)    The net proceeds received from these debt issuances and term loans, along with cash on hand, were used to fund the repayment of the Bridge Loan, which was used to fund the ASR.
During 2024 and 2023, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 24, 2024	3 Month SOFR plus 1.225% term loan due 2025	$500
December 15, 2024	3.150% notes due 2024	300
May 7, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 17, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
December 15, 2023	3.700% notes due 2023	400
August 16, 2023	3.650% notes due 2023	171
Long-term debt consisted of the following as of December 31:

(dollars in millions)	2024	2023
3.200% notes due 2024 (1)	$—	$950
3.150% notes due 2024 (1)	—	300
3 Month SOFR plus 1.225% term loan due 2025	750	2,000
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414

(dollars in millions)	2024	2023
2.150% notes due 2030 (€500 million principal value) (1)	520	548
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	232	255
Total principal long-term debt	41,146	43,697
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(68)	(59)
Total long-term debt	41,078	43,638
Less: current portion	2,352	1,283
Long-term debt, net of current portion	$38,726	$42,355
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The weighted-average interest rate related to total debt was 4.5% and 4.6% at December 31, 2024 and 2023, respectively.

The average maturity of our long-term debt at December 31, 2024 is approximately 12 years. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(in millions)
2025	$2,343
2026	4,505
2027	2,937
2028	3,482
2029	922
Thereafter	26,957
Total	$41,146
NOTE 10: EMPLOYEE BENEFIT PLANS
We sponsor various domestic and foreign employee benefit plans, which are discussed below.
Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer sponsored defined contribution plans were $1.4 billion, $1.3 billion, and $1.0 billion for 2024, 2023, and 2022, respectively.
Our domestic employee savings plan uses an Employee Stock Ownership Plan (ESOP) for certain employer matching contributions. Prior to the third quarter of 2024, the ESOP held stock that was purchased using external borrowings. As ESOP debt service payments were made, common stock was released from an unallocated ESOP account. ESOP debt was either prepaid or re-amortized to either increase or decrease the number of shares released so that the value of released shares equaled the value of plan benefit. It was also the Company’s option to contribute additional common stock or cash to the ESOP. Shares of common stock were allocated to participants’ ESOP accounts at fair value on the date earned. Cash dividends on unallocated common stock held by the ESOP were used for debt service payments. Cash dividends on allocated shares are either reinvested or paid directly in cash to the participant, according to the participant’s election. Participants chose to have their ESOP dividends reinvested or distributed to their accounts in cash. Common stock allocated to ESOP participants was included in the average number of common shares outstanding for both basic and diluted EPS. At December 31, 2024, all 23 million common shares related to this leveraged ESOP have been allocated to employees.
During the third quarter of 2024, remaining unallocated ESOP shares were fully allocated to participant accounts through matching contributions, and we began funding the ESOP match in shares on a non-leveraged basis. Under the new non-leveraged basis, treasury shares are utilized to fund the matching contributions, and participants receive units from the ESOP in the amount of their matching contribution at fair value on the date earned. Once shares are contributed to the participants’ ESOP accounts, they have a right to dividend payments and are included in the average number of common shares outstanding for both basic and diluted EPS. In the fourth quarter of 2024, we expanded the funding of our matching contributions in shares under the ESOP to additional participants who previously received matching contributions in cash.
In 2024, we used the ESOP to make matching contributions of $353 million, which was equivalent to 3 million shares.
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

We made the following contributions to our pension and PRB plans’ trusts during the years ended December 31:

(dollars in millions)	2024	2023	2022
U.S. qualified defined benefit plans (1)	$—	$69	$—
International defined benefit plans	31	60	69
PRB plans	30	28	25
(1)     2023 includes $50 million of RTX common stock contributions.

	Pension
(dollars in millions)	2024	2023
Change in Benefit Obligation:
Beginning balance	$49,592	$49,028
Service cost attributable to continuing operations	189	222
Interest cost	2,385	2,507
Actuarial (gain) loss	(2,013)	1,909
Total benefits paid (1)	(3,633)	(4,258)
Net settlement, curtailment, and special termination benefits	9	5
Plan amendments	36	19
Business combinations and divestitures	(23)	—
Other (2)	(220)	160
Ending balance	$46,322	$49,592
Change in Plan Assets:
Beginning balance	$48,945	$47,960
Actual return on plan assets	1,092	4,730
Employer contributions (1)	235	363
Total benefits paid (1)	(3,633)	(4,258)
Settlements	(3)	(2)
Business combinations and divestitures	—	—
Other (2)	(222)	152
Ending balance	$46,414	$48,945
(1)    Includes benefit payments paid directly by the company.
(2)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom and Canada, and participant contributions.

	Pension		PRB
(dollars in millions)	2024	2023	2024	2023
Funded Status:
Fair value of plan assets	$46,414	$48,945	$314	$316
Benefit obligations	(46,322)	(49,592)	(898)	(962)
Funded status of plan	$92	$(647)	$(584)	$(646)
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Non-current assets	$1,819	$1,296	$—	$—
Current liability	(195)	(206)	(61)	(64)
Non-current liability	(1,532)	(1,737)	(523)	(582)
Net amount recognized	$92	$(647)	$(584)	$(646)
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net actuarial loss (gain)	$4,926	$4,311	$(296)	$(325)
Prior service credit	(1,044)	(1,246)	(1)	(3)
Net amount recognized	$3,882	$3,065	$(297)	$(328)

The majority of our pension obligations relate to our U.S. Internal Revenue Service (IRS) qualified pension plans, which comprise 86% of our pension PBO as of both December 31, 2024 and 2023. Our nonqualified domestic pension plans, which provide supplementary benefits to certain employees in excess of the IRS qualified plan limits, and our international plans comprise 3% and 11%, respectively, of our pension PBO as of both December 31, 2024 and 2023.
In addition to the pension and PRB non-current liabilities shown above, Future pension and postretirement benefit obligations on the Consolidated Balance Sheet includes other immaterial pension and PRB-related liabilities.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2024	2023
Projected benefit obligation	$3,260	$3,675
Accumulated benefit obligation	3,239	3,645
Fair value of plan assets	1,537	1,733
The accumulated benefit obligation for all defined benefit pension plans was $46.1 billion and $49.4 billion at December 31, 2024 and 2023, respectively.
Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2024	2023
Projected benefit obligation	$3,298	$3,723
Accumulated benefit obligation	3,272	3,687
Fair value of plan assets	1,571	1,781
The components of the net periodic pension income are as follows:

(dollars in millions)	2024	2023	2022
Operating expense
Service cost	$189	$222	$470
Non-operating expense
Interest cost	2,385	2,507	1,520
Expected return on plan assets	(3,747)	(3,753)	(3,544)
Amortization of prior service credit	(170)	(158)	(163)
Recognized actuarial net (gain) loss	20	(378)	305
Net settlement, curtailment, and special termination benefits loss	13	6	2
Non-service pension income	(1,499)	(1,776)	(1,880)
Total net periodic pension income	$(1,310)	$(1,554)	$(1,410)
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss in 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Net actuarial loss (gain) arising during the period	$642	$935
Amortization of actuarial gain (loss)	(20)	378
Current year prior service cost	36	19
Amortization of prior service credit	170	158
Net settlement and curtailment	(12)	(3)
Business combinations and divestitures	9	—
Other (1)	(8)	52
Total recognized in other comprehensive income (loss)	817	1,539
Net recognized in net periodic income and other comprehensive loss	$(493)	$(15)
(1)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom and Canada.

The Actuarial loss arising in 2024 was primarily due to actual asset returns less than our expected return on assets, partially offset by an increase in discount rates during 2024.
The Actuarial loss arising in 2023 was primarily due to a decrease in discount rates during 2023, partially offset by actual asset returns greater than our expected return on assets.
The table below reflects the total benefit payments expected to be paid from the pension plans or from corporate assets.

(dollars in millions)	Pension
2025	$4,178
2026	3,737
2027	3,670
2028	3,613
2029	3,594
2030-2034	17,158
Major assumptions used in determining the pension benefit obligation and net periodic pension (income) expense are presented in the following table as weighted-averages:

	Benefit Obligation		Net Periodic Benefit (Income) Expense
	2024	2023	2024	2023	2022
Discount rate
PBO	5.6%	5.1%	5.1%	5.5%	2.8%
Interest cost (1)	N/A	N/A	5.0%	5.3%	2.3%
Service cost (1)	N/A	N/A	5.0%	5.4%	3.1%
Salary scale	4.4%	4.4%	4.4%	4.4%	4.4%
Expected return on plan assets	N/A	N/A	7.1%	7.1%	6.5%
Interest crediting rate	5.0%	5.0%	5.0%	4.4%	4.0%
(1)    The discount rates used to measure the service cost and interest cost applies to our significant plans. The PBO discount rate is used for the service cost and interest cost measurements for non-significant plans.
The weighted-average discount rates used to measure pension liabilities are generally based on yield curves developed using high-quality corporate bonds as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic benefit expense by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
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
Plan Assets. The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, on average, investment strategies generally target a mix of 26% to 46% of growth seeking assets and 54% to 74% of income generating and hedging assets using a wide set of diversified asset types, fund strategies, and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries, private equity, and real estate. Growth assets include an enhanced alpha strategy that invests in publicly traded equity and fixed income securities, derivatives, and foreign currency. Investments in private equity are primarily via limited partnership interests in buy-out strategies with smaller allocations to distressed debt funds. The real estate strategy is principally concentrated in directly held U.S. core investments with some smaller investments in international, value-added, and opportunistic strategies. Within the income generating assets, the fixed income portfolio consists of mainly government and broadly diversified high quality corporate bonds.
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
The fair values of pension plan assets at December 31, 2024 and 2023 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (7)	Total
Asset Category:
Public Equities
Global Equities	$6,195	$13	$—	$—	$6,208
Global Equity Commingled Funds (1)	—	624	—	—	624
Other Public Equities	—	—	—	2,431	2,431
Private Equities (2)	—	—	—	4,985	4,985
Fixed Income Securities
Governments	4,462	801	—	—	5,263
Corporate Bonds	1	11,343	—	—	11,344
Structured Products	—	27	—	—	27
Other Fixed Income	—	—	—	11,259	11,259
Real Estate (3)	—	—	1,481	1,557	3,038
Other (4)	—	513	—	113	626
Cash & Cash Equivalents (5)	—	341	—	79	420
Subtotal	$10,658	$13,662	$1,481	$20,424	$46,225
Other Assets & Liabilities (6)					189
Total at December 31, 2024					$46,414
Public Equities
Global Equities	$6,156	$4	$—	$—	$6,160
Global Equity Commingled Funds (1)	—	1,012	—	—	1,012
Other Public Equities	—	—	—	2,308	2,308
Private Equities (2)	—	—	—	4,936	4,936
Fixed Income Securities
Governments	3,507	1,560	—	—	5,067
Corporate Bonds	—	13,185	—	—	13,185
Structured Products	—	57	—	—	57
Other Fixed Income	—	—	—	9,669	9,669
Real Estate (3)	—	—	1,467	1,632	3,099
Other (4)	—	560	—	2,415	2,975
Cash & Cash Equivalents (5)	—	383	—	128	511
Subtotal	$9,663	$16,761	$1,467	$21,088	$48,979
Other Assets & Liabilities (6)					(34)
Total at December 31, 2023					$48,945
(1)    Represents commingled funds that invest primarily in common stocks.
(2)    Represents limited partnership investments with general partners that primarily invest in equity and debt.
(3)    Represents investments in real estate including commingled funds and directly held properties.
(4)    Represents global balanced risk commingled funds that invest in multiple asset classes including equity, fixed income, and some commodities. “Other” also includes insurance contracts.
(5)    Represents short-term commercial paper, bonds, and other cash or cash-like instruments.
(6)    Represents receivables, payables, and certain individually immaterial international plan assets that are not leveled.
(7)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.

Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps, and currency forward contracts. The fair market value of the plans’ derivatives through direct or separate account investments was approximately ($120 million) and $345 million as of December 31, 2024 and 2023, respectively.
We review our assets at least quarterly to ensure we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. We employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry, and number of investment managers. No individual investment represented more than 5% of the plan assets as of December 31, 2024.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed due to the following:

(dollars in millions)
Balance, December 31, 2022	$1,650
Realized losses	(69)
Unrealized losses relating to instruments still held in the reporting period	(134)
Purchases, sales, and settlements, net	20
Balance, December 31, 2023	1,467
Realized losses	(136)
Unrealized gains relating to instruments still held in the reporting period	27
Purchases, sales, and settlements, net	123
Balance, December 31, 2024	$1,481
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
The fair market value of assets related to our PRB benefits was $314 million and $316 million as of December 31, 2024 and 2023, respectively. These assets include $73 million and $93 million of which are invested in our domestic qualified pension plan trust at December 31, 2024 and 2023, respectively. The remaining PRB investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The VEBA assets are generally invested in mutual funds and are valued primarily using quoted prices in active markets (Level 1). There were no Level 3 investments in the VEBA trusts as of December 31, 2024 or 2023.
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Consolidated Balance Sheet. The fair value of marketable securities held in trusts as of December 31 was as follows:

(dollars in millions)	2024	2023
Marketable securities held in trusts	$786	$745
NOTE 11: LEASES
We enter into lease agreements for the use of real estate space, vehicles, IT equipment, and certain other equipment, including engines, under both operating and finance leases. The majority of our lease agreements are accounted for as operating leases. Operating lease expense was $422 million, $463 million, and $475 million for 2024, 2023, and 2022, respectively. Finance leases are not considered significant to our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
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
In 2024 and 2023, we entered into sale and leaseback transactions for the sale of new engines and related maintenance. We subsequently leased back the engines sold for a limited timeframe, which are accounted for as operating leases. The proceeds received in 2024 and 2023 as a result of sales of new engines are classified primarily in Other operating activities, net within our Consolidated Statement of Cash Flows. The net gains as a result of these transactions were not material.
Supplemental cash flow information related to operating leases were as follows:

(dollars in millions)	2024	2023	2022
Operating cash flows used in the measurement of operating lease liabilities	$417	$421	$399
Operating lease right-of-use assets obtained in exchange for operating lease obligations	707	373	359
Future lease payments related to our operating lease liabilities as of December 31, 2024 are as follows:

(dollars in millions)
2025	$434
2026	385
2027	326
2028	270
2029	193
Thereafter	811
Total undiscounted lease payments	2,419
Less imputed interest	(420)
Total discounted lease payments	$1,999
Our lease liabilities recognized in our Consolidated Balance Sheet were as follows as of December 31:

(dollars in millions)	2024	2023
Operating lease liabilities, current (included in Other accrued liabilities)	$367	$348
Operating lease liabilities, non-current	1,632	1,412
Total operating lease liabilities	$1,999	$1,760
The weighted-average remaining lease term related to our operating leases was 10 years and 9 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rate related to our operating leases was 4.3% and 3.5% as of December 31, 2024 and 2023, respectively.
NOTE 12: INCOME TAXES
Income Before Income Taxes. The sources of income from continuing operations before income taxes are:

(dollars in millions)	2024	2023	2022
United States (1)	$3,016	$938	$4,151
Foreign	3,178	2,898	1,966
Income from continuing operations before income taxes	$6,194	$3,836	$6,117
(1)    2023 includes the impacts of the Powder Metal Matter.
The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. As such, we recorded the taxes associated with the future remittance of these earnings. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2024, such undistributed earnings were approximately $23 billion, excluding other comprehensive income amounts. It is not practicable to estimate the amount of tax that might be payable on the remaining amounts.

Provision for Income Taxes. The income tax expense (benefit) for the years ended December 31 are as follows:

(dollars in millions)	2024	2023	2022
Current:
United States:
Federal	$443	$213	$1,724
State	179	70	216
Foreign	606	575	513
	1,228	858	2,453
Future:
United States:
Federal	(13)	(411)	(1,399)
State	71	(53)	(166)
Foreign	(105)	62	(98)
	(47)	(402)	(1,663)
Income tax expense	$1,181	$456	$790
Prior to 2022, research and experimental expenditures were generally deductible in the period incurred. A provision enacted in the Tax Cuts and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. In September and December 2023, the IRS issued interim guidance, retroactive to 2022, clarifying the capitalization requirements for certain types of research and experimental expenditures. The IRS notices also provide that the Department of the Treasury and the IRS intend to issue proposed regulations consistent with the guidance set forth in the notices and that taxpayers may rely on the guidance in the notices prior to the issuance of the proposed regulations. The Company’s analysis determined the guidance provided in the notices results in fewer costs being subject to capitalization, and as such, costs previously required to be capitalized are now deductible in the year incurred. The Company will review the proposed regulations when issued and adjust the estimates as necessary.
Reconciliation of Effective Income Tax Rate. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2024		2023		2022
(dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$1,301	21.0%	$805	21.0%	$1,285	21.0%
Tax on international activities	6	0.1	(27)	(0.7)	(186)	(3.1)
Disposals of businesses	126	2.0	—	—	—	—
U.S. research and development credit	(188)	(3.0)	(168)	(4.4)	(164)	(2.7)
U.S. federal audit settlements and statute lapse	(277)	(4.5)	(59)	(1.5)	—	—
State income tax, net	187	3.0	17	0.4	59	1.0
Foreign Derived Intangible Income (FDII)	(126)	(2.0)	(142)	(3.7)	(214)	(3.5)
Non-deductible legal charges (1)	148	2.4	5	0.1	—	—
Other	4	0.1	25	0.7	10	0.2
Effective income tax rate	$1,181	19.1%	$456	11.9%	$790	12.9%
(1)    2024 includes the impact of certain non-deductible legal charges related to the Resolution of Certain Legal Matters. See “Note 17: Commitments and Contingencies” for additional information.
The 2024 effective tax rate includes tax benefits of $275 million resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years, $188 million associated with U.S. research and development credits, $126 million related to the FDII benefit, and a $138 million deferred tax benefit associated with legal entity reorganizations. In addition, the effective tax rate includes $224 million of tax expense associated with the 2024 dispositions.
Also included in the effective tax rate is a $212 million tax charge related to U.S. federal income taxes now owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in 2024. The ruling Otis received reduces U.S. foreign tax credits previously claimed by the Company in pre-separation tax years. The Company also recognized a $56 million tax benefit in response to favorable U.S. Tax Court rulings issued to unrelated taxpayers, but with similar facts as ours. Both of these items are subject to a tax matters agreement entered into with Carrier and Otis in connection with the separations of those businesses in 2020. Accordingly, the Company recorded a pre-tax benefit of $212 million for a portion of the indemnity owed by Otis to the Company for the reduction in foreign taxes in the pre-separation years and a pre-tax charge of $32 million for the indemnified amounts payable to Carrier and Otis associated with the $56 million tax benefit. Additionally, the Company is indemnified by Otis for the associated interest related to the Otis non-US ruling.
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
Deferred Tax Assets and Liabilities. The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables at December 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Future income tax benefits:
Insurance and employee benefits	$897	$994
Inventory and contract balances	—	571
Warranty provisions	221	240
Capitalization of research and experimental expenditures	2,208	1,631
Other basis differences	1,060	779
Powder Metal Matter	455	644
Tax loss carryforwards	1,055	905
Tax credit carryforwards	800	891
Valuation allowances	(1,439)	(1,465)
Total future income tax benefits	$5,257	$5,190
Future income taxes payable:
Goodwill and Intangible assets	$5,675	$6,228
Fixed assets	1,614	1,739
Inventory and contract balances	193	—
Other basis differences	627	238
Total future income tax payable	$8,109	$8,205
Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain temporary differences to reduce the future income tax benefits to expected realizable amounts.
Changes to valuation allowances consisted of the following:

(dollars in millions)	2024	2023	2022
Balance at January 1	$1,465	$842	$825
Additions charged to income tax expense	228	170	54
Reductions credited to income tax expense	(239)	(58)	(82)
Other adjustments (1)	(15)	511	45
Balance at December 31	$1,439	$1,465	$842
(1)     2023 includes the addition of the indefinite-lived tax loss carryforwards now disclosed in connection with Organisation for Economic Co-operation and Development (OECD) Pillar Two.

Tax Credit and Loss Carryforwards. At December 31, 2024, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss Carryforwards
Expiration period:
2025-2029	$56	$327
2030-2034	37	137
2035-2044	201	1,255
Indefinite	506	3,823
Total	$800	$5,542
Unrecognized Tax Benefits. At December 31, 2024, we had gross tax-effected unrecognized tax benefits of $1,263 million, of which $1,254 million, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 is as follows:

(dollars in millions)	2024	2023	2022
Balance at January 1	$1,442	$1,515	$1,458
Additions for tax positions related to the current year	84	89	106
Additions for tax positions of prior years	164	5	23
Reductions for tax positions of prior years	(13)	(141)	(56)
Settlements	(414)	(26)	(16)
Balance at December 31	$1,263	$1,442	$1,515
Gross interest expense related to unrecognized tax benefits	$127	$62	$34
Total accrued interest balance at December 31	255	233	190
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
The Company filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company will dispute these adjustments at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is uncertain. On January 15, 2025, the IRS notified the Company of its intent to close the examination of RTX’s 2020 tax year.
On January 7, 2025, the Appeals Committee of the Kingdom of Saudi Arabia (KSA) General Services Tax Committee (GSTC) issued an unfavorable decision to Raytheon Middle East Systems Company, Saudi Arabia branch (RAYMES Branch) with respect to income tax and withholding tax assessments for the years ended December 31, 2015 to December 31, 2019. As a result of the unfavorable decision, RAYMES Branch has been assessed tax and delay fines of approximately $230 million due in 2025, with an estimated Net income charge of $30 million to $50 million. The Company and RAYMES Branch continue to believe the position of the KSA tax authority is not supported by the facts in question or KSA tax law, and plan to pursue available options to seek reversal of GSTC’s decision.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. It is reasonably possible that over the next 12 months the amount of unrecognized tax benefits may change within a range of a net reduction of $200 million to a net increase of $25 million as a result of the revaluation of uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or the closure of tax statutes.

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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $17 billion and $16 billion at December 31, 2024 and 2023, respectively. At December 31, 2024, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Additional information pertaining to foreign exchange and hedging activities is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
The following table summarizes the fair value and presentation in the Consolidated Balance Sheet for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$177	$225
	Other accrued liabilities	350	143
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$10	$83
	Other accrued liabilities	101	37
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Consolidated Statement of Operations in 2024 and 2023 are presented in “Note 18: Equity.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of December 31, 2024 and 2023, we had €320 million and €500 million, respectively, of our €500 million principal value of euro-denominated long-term debt designated as a net investment hedge against our investments in European businesses, which is deemed to be effective. These hedging gains and losses are recorded in other comprehensive income (loss) and will be reclassified to earnings when the hedged net investment is sold or liquidated. During the fourth quarter of 2024, we de-designated €180 million of our euro-denominated debt and recorded the effects within Other income (expense), net.
The effect of derivatives not designated as hedging instruments is included within Other income (expense), net, on the Consolidated Statement of Operations and is not significant.
NOTE 14: FAIR VALUE MEASUREMENTS
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Consolidated Balance Sheet:

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$786	$721	$65	$—
Derivative assets	187	—	187	—
Derivative liabilities	451	—	451	—

	December 31, 2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$745	$682	$63	$—
Derivative assets	308	—	308	—
Derivative liabilities	180	—	180	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of December 31, 2024, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2024		2023
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$40,991	$37,956	$43,546	$41,598
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,956	$—	$35,180	$2,776

	2023
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$41,598	$—	$37,559	$4,039
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature and is classified as level 3 within the fair value hierarchy.
NOTE 15: VARIABLE INTEREST ENTITIES
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC), and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC, and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. Other collaborators participate in Pratt & Whitney’s program share interest in IAE and IAE LLC. Pratt & Whitney’s net program share interest in IAE and IAE LLC, after considering its sub-collaborator share, is 57% and 51%, respectively. The carrying amounts and classification of assets and liabilities for variable interest entities in our Consolidated Balance Sheet as of December 31, 2024 and 2023 are as follows:

(dollars in millions)	2024	2023
Current assets	$10,315	$9,309
Non-current assets	1,060	860
Total assets	$11,375	$10,169
Current liabilities	$13,595	$13,020
Non-current liabilities	140	31
Total liabilities	$13,735	$13,051
NOTE 16: GUARANTEES
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2026. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of December 31, 2024 and 2023, the following financial guarantees were outstanding:

	December 31, 2024		December 31, 2023
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$274	$—	$288	$—
Third party guarantees	79	1	386	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees is $131 million and $135 million at December 31, 2024 and 2023, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $101 million and $97 million at December 31, 2024 and 2023, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 17: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the years ended December 31 were as follows:

(dollars in millions)	2024	2023	2022
Balance as of January 1	$1,091	$1,109	$1,157
Warranties and performance guarantees issued	216	305	264
Settlements	(247)	(308)	(284)
Other	(67)	(15)	(28)
Balance as of December 31	$993	$1,091	$1,109

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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both December 31, 2024 and 2023, we had $0.8 billion reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $14.1 billion and $14.6 billion as of December 31, 2024 and 2023, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the credit worthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
The following is the expected maturity of our commercial aerospace industry commitments as of December 31, 2024:

(dollars in millions)	Committed	2025	2026	2027	2028	2029	Thereafter
Commercial aerospace financing commitments	$4,650	$1,603	$1,633	$861	$181	$161	$211
Other commercial aerospace commitments	9,463	846	770	704	690	532	5,921
Collaboration partners’ share	(5,786)	(971)	(1,020)	(680)	(377)	(291)	(2,447)
Total commercial aerospace commitments	$8,327	$1,478	$1,383	$885	$494	$402	$3,685
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.1 billion as of December 31, 2024.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2024, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $12.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the DOJ, and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil, or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, administrative orders, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. In particular, as described above in “Note 1: Basis of Presentation and Summary of Accounting Principles”, in 2024, the Company entered into a DPA with the DOJ and the Company settled an administrative proceeding with the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, TRS, since 2012 in connection with certain Middle East contracts. The Company also entered into a DPA and an FCA settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017.
Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to retain, among other things, an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a CA with the DOS. The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The CA also requires appointment of an external, independent SCO. The Company appointed its SCO on September 27, 2024. As noted above, the U.S. government reserves the right to suspend or debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could also void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., Arms Export Control Act (AECA), Export Administration Regulations (EAR), Foreign Corrupt Practices Act (FCPA), and ITAR) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
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
On August 4, 2023, Pratt & Whitney issued a special instruction (SI) to operators of PW1100 GTF powered A320neo aircraft, which required accelerated inspections and engine removals covering an initial subset of operational engines, no later than September 15, 2023. During the third quarter of 2023, through its safety management system, Pratt & Whitney continued its engineering and industrial assessment, which resulted in an updated fleet management plan for the remaining PW1100 fleet. This updated plan requires a combination of part inspections and retirements for some high pressure turbine and high pressure compressor parts made from affected raw material. Guidance to affected operators was released via service bulletins (SB) and SI in November 2023, and this guidance has been reflected in airworthiness directives issued by the Federal Aviation Administration (FAA). Consistent with previous information, the actions are resulting in significant incremental shop visits.
As a result of this matter, Pratt & Whitney expects aircraft on ground levels for the PW1100 powered A320neo fleet to remain elevated through 2026. As a result of anticipated increased aircraft on ground levels and expected compensation to customers for this disruption, as well as incremental maintenance costs resulting from increased inspections and shop visits, Pratt & Whitney recorded a pre-tax operating profit charge in the third quarter of 2023 of $2.9 billion, reflecting Pratt & Whitney’s net 51% program share of the PW1100 program. This amount reflected our best estimate of expected customer compensation for the estimated duration of the disruption as well as the EAC adjustment impact of this matter to Pratt & Whitney’s long-term maintenance contracts. The incremental costs to the business’s long-term maintenance contracts include the estimated cost of additional inspections, replacement of parts, and other related impacts.
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At December 31, 2024 and 2023, we had other accrued liabilities of $1.7 billion and $2.8 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during 2024 was primarily due to customer compensation in the form of credits issued and cash paid to customers during the period.
Other engine models within Pratt & Whitney’s fleet contain parts manufactured with affected powder metal, but we do not currently believe there will be any resultant significant financial impact with respect to these other engine models at this time. The financial impact of the powder metal issue is based on historical experience and is subject to various assumptions and judgments, most notably, the number and expected timing of shop visits, inspection results and scope of work to be performed, turnaround time, availability of parts, available capacity at overhaul facilities, and outcomes of negotiations with impacted customers. While these assumptions reflect our best estimates at this time, they are subject to variability. Potential changes to these assumptions and actual incurred costs could significantly affect the estimates inherent in our financial statements and could have a material effect on the Company’s results of operations for the periods in which they are recognized.
Legal Proceedings. The Company and its subsidiaries are subject to various contract pricing disputes, government investigations, and litigation matters across jurisdictions, updates to certain of which are set forth below.

Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.3 billion at December 31, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($305 million at December 31, 2024). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($183 million at December 31, 2024). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($156 million at December 31, 2024). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($80 million at December 31, 2024). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the SEC seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our joint venture known as Thales-Raytheon Systems (TRS), or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its investigation. Following the government’s and the Company’s own internal investigations, the Company engaged in resolution discussions with the DOJ and the SEC, and during the quarter ended June 30, 2024, the Company reached agreements in principle with the DOJ and the SEC as to the principal elements of such resolutions, as previously disclosed on July 25, 2024. On October 15, 2024, Raytheon Company entered into DPA-1 with the DOJ and on October 16, 2024, the Company settled an administrative proceeding with the SEC to resolve these matters. Pursuant to DPA-1, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to Raytheon Company’s conspiracy to violate the anti-bribery provisions of the FCPA and conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions and/or political contributions under Part 130 of the ITAR. If Raytheon Company and the Company fully comply with all of their respective obligations under DPA-1 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. DPA-1 provides for a criminal monetary penalty and forfeiture of $282 million. In addition, the SEC’s Administrative Order issued in connection with the administrative proceeding settlement alleged that Raytheon Company violated the anti-bribery, books and records, and internal controls provisions of the FCPA. The order provides for a $102 million payment to the SEC that includes disgorgement, prejudgment interest on disgorgement, and a civil penalty. Under DPA-1, the SEC’s Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, Raytheon Company and the Company are required, among other things, to retain an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC’s Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, the SEC’s Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below. During the fourth quarter of 2024, the Company paid $384 million in the aggregate for DPA-1 and the SEC's Administrative Order which was consistent with amounts accrued. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 8, 2020, the Company received a criminal subpoena from the DOJ seeking information and documents in connection with an investigation relating to financial accounting, internal controls over financial reporting, and cost reporting regarding Raytheon Company since 2009. The investigation involved multi-year contracts subject to governmental regulation, including defective pricing claims for certain Raytheon Company contracts entered into between 2011 and 2013. As part of the same investigation, on March 24, 2021, the Company received a second criminal subpoena from the DOJ seeking documents relating to a certain contract entered into in 2017 by Raytheon Company. As previously disclosed on July 25, 2024, following the government’s and the Company’s own internal investigations, the Company engaged in resolution discussions with the DOJ, and during the second quarter of 2024, the Company reached an agreement in principle with the DOJ as to the principal elements of such resolution. In addition, the Company cooperated with the DOJ with respect to a related civil defective pricing investigation under the FCA. On October 16, 2024, Raytheon Company entered into DPA-2 and the FCA Settlement Agreement with the DOJ to resolve these matters. Pursuant to DPA-2, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. If Raytheon Company and the Company fully comply with all of their respective obligations in DPA-2 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. DPA-2 provides for a criminal penalty in the amount of $147 million, plus restitution, and the FCA Settlement Agreement provides for an FCA settlement payment in the amount of $433 million, which includes restitution that will satisfy the criminal restitution obligation when paid. Under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above, Raytheon Company and the Company are required, among other things, to retain an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC’s Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above. During the fourth quarter of 2024, the Company paid $580 million in the aggregate for DPA-2 and the FCA Settlement Agreement which was consistent with amounts accrued plus interest. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the U.S. Department of State’s (DOS) Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a Consent Agreement (CA) with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million due by August 29, 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $251 million in the aggregate as of December 31, 2024 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
UTC Equity Conversion Litigation
As previously disclosed, on December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which United Technologies Corporation (UTC) equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly traded companies. On July 23, 2024, in response to a motion to dismiss filed by defendants, the Court dismissed the shareholder derivative lawsuit in its entirety with prejudice. On August 22, 2024, the Plaintiff filed an appeal to the Delaware Supreme Court. We continue to believe that the lawsuit lacks merit. We also continue to believe that this matter will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Civil Litigation Related to Employee Hiring Practices
Pratt & Whitney is one of multiple defendants in a class action lawsuit pending in the United States District Court for the District of Connecticut alleging that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. As of December 2024, all defendants, including Pratt & Whitney, reached a settlement with class counsel. The Court has preliminarily approved the settlement, and we expect the Court will grant final approval of the settlement in 2025. Based on the information available to date, we do not believe that this matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
NOTE 18: EQUITY
Common Stock - Share Repurchases. On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. The ASR agreements provided for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, which, on that date, represented approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to Shareowners’ equity, consisting of an $8.5 billion increase in Treasury stock and a $1.5 billion decrease in Common stock. We funded the payments with borrowings under a bridge credit agreement, which was repaid with the proceeds from term loan facilities, proceeds from issuances of long-term debt in the fourth quarter of 2023, and cash on hand. See “Note 9: Borrowings and Lines of Credit” for additional information.
The shares associated with the remaining portion of the aggregate purchase price have been settled over two tranches. In July 2024, the first tranche was settled upon final delivery to us of 0.4 million shares of common stock. In September 2024, with respect to the second tranche, we owed 2.2 million shares of common stock that we elected to cash settle for $261 million. The cash payment required as a result of the second tranche settlement was due to the significant increase in the price of our common stock during the ASR term. The final average price under the ASR was $94.28 per share.
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$49	$(1,828)	$(136)	$(1,915)
Other comprehensive income (loss) before reclassifications, net	(1,050)	1,225	(246)	(71)
Amounts reclassified, pre-tax	2	129	103	234
Tax benefit (expense)	(6)	(308)	48	(266)
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	562	(1,041)	278	(201)
Amounts reclassified, pre-tax	—	(568)	80	(488)
Tax benefit (expense)	3	365	(80)	288
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(506)	(674)	(291)	(1,471)
Amounts reclassified, pre-tax	—	(173)	63	(110)
Tax benefit (expense)	(3)	194	54	245
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net gains or losses recognized during each period presented. These costs are recorded as components of net periodic benefit (income) expense for each period presented. See “Note 10: Employee Benefit Plans” for additional details.

All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported in the mezzanine section of the Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value.
NOTE 19: STOCK-BASED COMPENSATION
RTX’s long-term incentive plans authorize various types of market and performance-based incentive awards that may be granted to officers and key employees. The RTX Corporation Long-Term Incentive Plan, as amended and restated (LTIP), was approved by shareowners on May 2, 2024. A total of 231 million shares have been authorized for issuance pursuant to awards under the LTIP including shares assumed from predecessor plans and adjustments associated with the separation of Carrier and Otis. As of December 31, 2024, approximately 116 million shares remain available for awards under the LTIP. The LTIP does not contain aggregate annual award limits, however, it sets an annual award limit per participant. The LTIP will expire after all authorized shares have been awarded or on May 2, 2034, whichever is sooner.
Under the LTIP, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted stock units (RSUs) held for more than one year may become vested and exercisable, subject to certain terms and conditions. LTIP awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year, remain eligible to vest based on actual performance relative to performance goals. We have historically repurchased shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements and will continue to evaluate this policy in conjunction with our overall share repurchase program.
We measure the cost of all share-based payments, including stock options and stock appreciation rights, at fair value on the grant date and recognize this cost in the Consolidated Statement of Operations, net of expected forfeitures, as follows:

(dollars in millions)	2024	2023	2022
Total compensation cost recognized	$437	$425	$420
The associated future income tax benefit recognized was $85 million, $80 million, and $91 million for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, the amount of cash received from the exercise of stock options was $26 million, $22 million, and $20 million, respectively, with an associated tax benefit realized of $63 million, $27 million, and $32 million, respectively. In addition, for the years ended December 31, 2024, 2023, and 2022, the associated tax benefit realized from the vesting of performance share units (PSUs), restricted stock awards, and RSUs was $106 million, $57 million, and $80 million, respectively.
At December 31, 2024, there was $300 million of total unrecognized compensation cost related to non-vested equity awards granted under long-term incentive plans. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.
A summary of the transactions under our long-term incentive plans for the year ended December 31, 2024 follows.

	Stock Options		Stock Appreciation Rights		Performance Share Units		Restricted Stock and RSUs
(shares and units in thousands)	Shares	Average Price (1)	Shares	Average Price (1)	Units	Average Price (2)	Units	Average Price (2)
Outstanding at:
December 31, 2023	1,461	$81.72	31,155	$82.36	3,001	$87.33	9,730	$86.53
Granted (3)	117	91.04	2,993	91.03	1,535	83.67	3,761	91.95
Exercised / earned (3)	(322)	79.37	(8,089)	79.62	(1,762)	71.69	(4,166)	74.18
Cancelled	(1)	83.58	(313)	90.12	(73)	94.58	(422)	90.08
December 31, 2024	1,255	$83.18	25,746	$84.13	2,701	$95.26	8,903	$94.32
(1)    Weighted-average exercise price per share.
(2)    Weighted-average grant date fair value per share.
(3)    Performance Share Units includes an adjustment for actual performance achieved on the 2021 award of 513 thousand units.
The weighted-average grant date fair value of stock options and stock appreciation rights granted during 2024, 2023, and 2022 was $21.72, $24.66, and $21.80, respectively. The weighted-average grant date fair value of PSUs, which vest upon achieving certain performance metrics, granted during 2024, 2023, and 2022 was $93.48, $96.39, and $96.15, respectively. The total fair value of awards vested during 2024, 2023, and 2022 was $447 million, $273 million, and $346 million, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2024, 2023, and 2022 was $245 million, $46 million, and $110 million, respectively. The total intrinsic value (which is the stock price at vesting multiplied by the number of underlying shares) of PSUs and other restricted awards vested was $506 million, $263 million, and $427 million during 2024, 2023, and 2022, respectively.
The following table summarizes information about equity awards outstanding that are vested and expected to vest as well as equity awards outstanding that are exercisable at December 31, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price	Aggregate Intrinsic Value	Remaining Term (3)	Awards	Average Price	Aggregate Intrinsic Value	Remaining Term (3)
Stock Options (1)	1,252	$83.16	$41	4.9	970	$80.04	$35	3.93
Stock Appreciation Rights (1)	25,624	84.09	811	5.32	18,325	80.22	650	4.19
Performance Share Units (2)	2,659	95.28	308	1.14
Restricted Stock and RSUs (2)	8,581	94.35	993	1.58
(1)    Average Price is weighted-average exercise price per share.
(2)    Average Price is weighted-average grant date fair value per share.
(3)    Weighted-average contractual remaining term in years.
The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for awards granted during 2024, 2023, and 2022. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2024	2023	2022
Expected volatility	24.7%	26.2%	27.9%
Weighted-average volatility	25%	26%	28%
Expected term (in years)	6.9	6.7	6.5
Expected dividend yield	2.6%	2.3%	2.2%
Risk-free rate	4.1% - 5.4%	3.6% - 4.8%	0.02% - 2.1%
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
NOTE 20: SEGMENT FINANCIAL DATA
Our operations, for the periods presented herein, are classified into three principal segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Our segments are generally based on the management structure of the businesses and the grouping of similar operating companies, where each management organization has general operating autonomy over diversified products and services.
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products. Collins’ solutions include aftermarket services for civil and military aircraft manufacturers, commercial airlines, and regional, business, and general aviation, as well as for defense and commercial space operations. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services. Collins designs, manufactures, and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels, and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, actuation systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney’s Commercial Engines and Military Engines businesses design, develop, produce, and maintain families of large engines for wide- and narrow-body and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney’s small engine business, Pratt & Whitney Canada, is among the world’s leading suppliers of engines powering regional airlines, general and business aviation, and helicopters. Pratt & Whitney also produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these segments.
Raytheon is a leading provider of defensive and offensive threat detection, tracking and mitigation capabilities for U.S. and foreign government and commercial customers. Raytheon designs, develops, and provides advanced capabilities in integrated air and missile defense, smart weapons, missiles, advanced sensors and radars, interceptors, space-based systems, hypersonics, and missile defense across land, air, sea, and space. Raytheon provides air-to-air and air-to-ground sensors, command and control and weapons including the Advanced Medium Range Air-to-Air Missile (AMRAAM), StormBreaker smart weapon, Long Range Stand Off Weapon (LRSO), and the Early Warning Radar. Raytheon also provides advanced naval sensors, command and control and weapons including classified naval radars, the Next Generation Jammer (NGJ), shipboard missiles including the Tomahawk and Standard Missile 6 (SM-6), air-to-air missiles such as the AIM-9X SIDEWINDER missile, and integrated systems such as the SPY-6 radar. In addition, Raytheon provides advanced systems and products that span layered land and integrated air and missile defense, including the Patriot air and missile defense system, the Lower Tier Air and Missile Defense Sensor (LTAMDS), the National Advanced Surface-to-Air Missile System (NASAMS), Javelin, Excalibur, Stinger, and High-Energy Lasers. Raytheon also provides technologically advanced sensors, satellites, and interceptors, including the AN/TPY-2 radar, and Standard Missile 3 (SM-3). Raytheon delivers integrated space solutions including sensors, mission orchestration, satellite control, and software. Raytheon also focuses on the development and early introduction of next-generation technologies and systems, including hypersonics, counter-hypersonics, next-generation radars, sensor experimentation, and electro-optical/infrared (EO/IR) advancements, and aligns products that use shared technologies, including fire control radars, surveillance radars, EO/IR, space-qualified satellite components, and electronics.
Segment Information. RTX’s chief operating decision maker (CODM) is our President and Chief Executive Officer. The CODM uses segment operating profit as a profitability measure to assess actual and forecasted segment performance to make decisions regarding incentive compensation and the allocation of capital and other investments. Total net sales and operating profit (loss) by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sales.
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
Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss-making or below-market contracts acquired, and goodwill impairment, if applicable. These adjustments are not considered part of management’s evaluation of segment results.

Segment information for the years ended December 31 are as follows:

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$28,284	$(1,408)	$(22,741)	$4,135	14.6%
Pratt & Whitney	28,066	(1,086)	(24,965)	2,015	7.2%
Raytheon	26,713	(452)	(23,667)	2,594	9.7%
Total segment	83,063	(2,946)	(71,373)	8,744	10.5%
Eliminations and other (2)	(2,325)			(48)
Corporate expenses and other unallocated items (3)	—			(933)
FAS/CAS operating adjustment	—			833
Acquisition accounting adjustments	—			(2,058)
Consolidated	$80,738			$6,538	8.1%
(1)    Includes Cost of sales, Selling, General, and Administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation and Summary of Accounting Principles” for additional information.

	2023
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$26,253	$(1,317)	$(21,111)	$3,825	14.6%
Pratt & Whitney (3)	18,296	(1,001)	(18,750)	(1,455)	(8.0)%
Raytheon	26,350	(500)	(23,471)	2,379	9.0%
Total segment	70,899	(2,818)	(63,332)	4,749	6.7%
Eliminations and other (2)	(1,979)			(42)
Corporate expenses and other unallocated items	—			(275)
FAS/CAS operating adjustment	—			1,127
Acquisition accounting adjustments	—			(1,998)
Consolidated	$68,920			$3,561	5.2%
(1)    Includes Cost of sales, Selling, General, and Administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Includes the impacts of the Powder Metal Matter.

	2022
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$23,052	$(1,232)	$(19,004)	$2,816	12.2%
Pratt & Whitney	20,530	(889)	(18,566)	1,075	5.2%
Raytheon	25,176	(500)	(22,228)	2,448	9.7%
Total segment	68,758	(2,621)	(59,798)	6,339	9.2%
Eliminations and other (2)	(1,684)			(23)
Corporate expenses and other unallocated items (3)	—			(318)
FAS/CAS operating adjustment	—			1,399
Acquisition accounting adjustments	—			(1,893)
Consolidated	$67,074			$5,504	8.2%
(1)    Includes Cost of sales, Selling, General, and Administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Includes the net expenses related to the U.S. Army’s LTAMDS program. Beginning in 2023, LTAMDS results are included in the Raytheon segment.

	Total Assets		Capital Expenditures			Depreciation & Amortization
(dollars in millions)	2024	2023	2024	2023	2022	2024	2023	2022
Collins Aerospace (1)	$72,372	$72,085	$786	$628	$671	$841	$724	$756
Pratt & Whitney (1)	44,307	40,723	968	1,025	949	784	736	724
Raytheon (1)	44,936	44,929	771	637	563	520	544	526
Total segment	161,615	157,737	2,525	2,290	2,183	2,145	2,004	2,006
Corporate, eliminations, and other	1,246	4,132	100	125	105	80	126	101
Acquisition accounting adjustments						2,139	2,081	2,001
Consolidated	$162,861	$161,869	$2,625	$2,415	$2,288	$4,364	$4,211	$4,108
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

	External Net Sales			Long-Lived Assets
(dollars in millions)	2024	2023	2022	2024	2023
United States (1)	$67,701	$57,539	$57,869	$13,041	$12,646
International
Europe	5,493	4,849	3,874	1,189	1,207
Asia Pacific	2,587	2,182	1,778	834	808
Middle East and North Africa	486	492	173	98	103
Other regions	4,471	3,858	3,380	927	984
Consolidated	$80,738	$68,920	$67,074	$16,089	$15,748
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
Segment sales disaggregated by geographic region based on customer location for the years ended December 31 are as follows:

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$13,668	$13,025	$19,224	$170	$46,087
Europe	6,634	6,376	2,962	3	15,975
Asia Pacific	3,185	5,461	2,245	2	10,893
Middle East and North Africa	840	650	1,968	—	3,458
Other regions	1,602	2,552	171	—	4,325
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$13,185	$11,403	$20,187	$106	$44,881
Europe	6,423	5,433	1,642	3	13,501
Asia Pacific	2,625	4,227	2,196	1	9,049
Middle East and North Africa	684	539	2,014	—	3,237
Other regions	1,377	2,095	181	—	3,653
Powder Metal Matter	—	(5,401)	—	—	(5,401)
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$11,944	$10,433	$18,643	$170	$41,190
Europe	5,455	4,211	1,442	3	11,111
Asia Pacific	2,165	3,775	2,116	1	8,057
Middle East and North Africa	510	450	2,639	—	3,599
Other regions	1,256	1,658	203	—	3,117
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074
Segment sales disaggregated by type of customer for the years ended December 31 are as follows:

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,850	$6,086	$19,142	$168	$32,246
Foreign military sales through the U.S. government	384	1,528	3,853	—	5,765
Foreign government direct commercial sales	1,242	712	3,361	2	5,317
Commercial aerospace and other commercial sales	17,453	19,738	214	5	37,410
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738
(1)    Excludes foreign military sales through the U.S. government.

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney (2)	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,357	$5,206	$19,965	$100	$31,628
Foreign military sales through the U.S. government	304	1,442	3,228	—	4,974
Foreign government direct commercial sales	1,110	515	2,620	4	4,249
Commercial aerospace and other commercial sales (2)	16,523	11,133	407	6	28,069
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,484	$5,272	$18,394	$167	$30,317
Foreign military sales through the U.S. government	372	1,115	3,555	—	5,042
Foreign government direct commercial sales	1,063	474	2,786	4	4,327
Commercial aerospace and other commercial sales	13,411	13,666	308	3	27,388
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074
(1)    Excludes foreign military sales through the U.S. government.
The largest contributor to our Commercial aerospace and other commercial sales is Airbus. Sales to Airbus primarily relate to Pratt & Whitney and Collins products, and prior to discounts and incentives were approximately 14%, 17%, and 14% of total net sales in 2024, 2023, and 2022, respectively. Total net sales in 2023 includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the years ended December 31 are as follows:

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$20,272	$16,316	$22,872	$152	$59,612
Services	5,657	11,748	3,698	23	21,126
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney (1)	Raytheon	Other	Total
Products	$19,034	$8,579	$21,847	$111	$49,571
Services	5,260	9,717	4,373	(1)	19,349
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Includes the reduction in sales from the Powder Metal Matter.

	2022
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$16,917	$12,411	$21,276	$169	$50,773
Services	4,413	8,116	3,767	5	16,301
Consolidated net sales	21,330	20,527	25,043	174	67,074
Inter-segment sales	1,722	3	133	(1,858)	—
Business segment sales	$23,052	$20,530	$25,176	$(1,684)	$67,074

Raytheon segment sales disaggregated by contract type for the years ended December 31 are as follows:

(dollars in millions)	2024	2023	2022
Fixed-price	$14,515	$13,164	$12,910
Cost-type	12,055	13,056	12,133
Consolidated net sales	26,570	26,220	25,043
Inter-segment sales	143	130	133
Business segment sales	$26,713	$26,350	$25,176

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is set forth within Item 8 of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, audit committee financial experts, and the procedures by which our shareowners may recommend nominees to our Board of Directors is incorporated herein by reference to the sections of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Election of Directors” (including under the subheadings “Nominees” and “How Candidates Are Identified”) and “Corporate Governance” (including under the subheading “Board Committees”).
Information about our Executive Officers
The following persons are executive officers of RTX Corporation:

Name	Title	Other Business Experience Since 1/1/2020	Age as of 2/3/2025

Troy Brunk	President, Collins Aerospace (since July 2024)	President, Mission Systems, Collins Aerospace; President, Avionics, Collins Aerospace; President, Interiors, Collins Aerospace; Vice President and General Manager, Mission Systems, Collins Aerospace	55

Christopher T. Calio	President (since March 2023), Chief Executive Officer (since May 2024) and Director, RTX Corporation (since December 2023)	Chief Operating Officer, RTX Corporation; President, Pratt & Whitney; President, Commercial Engines, Pratt & Whitney	51

Kevin G. DaSilva	Corporate Vice President, Treasurer, RTX Corporation (since April 2020)	Vice President and Treasurer, Raytheon Company	61

Shane G. Eddy	President, Pratt & Whitney (since March 2022)	Senior Vice President and Chief Operations Officer, Pratt & Whitney	60

Gregory J. Hayes	Executive Chairman, RTX Corporation (since May 2024)	Chairman and Chief Executive Officer, RTX Corporation; Chairman, President and Chief Executive Officer, Raytheon Technologies Corporation; President, Chief Executive Officer and Director, Raytheon Technologies Corporation; Chairman, President and Chief Executive Officer, United Technologies Corporation	64

Philip J. Jasper	President, Raytheon (since January 2024)	President, Mission Systems, Collins Aerospace	56

Amy L. Johnson	Corporate Vice President, Controller, RTX Corporation (since September 2021)	Vice President, Finance, Pratt & Whitney Commercial Engines; Vice President and Controller, Pratt & Whitney	50

Ramsaran Maharajh, Jr.	Executive Vice President and General Counsel, RTX Corporation (since December 2021)	Vice President, Legal, Raytheon Technologies Corporation; Chief of Staff, Office of the Chief Executive Officer, Raytheon Technologies Corporation; Executive Assistant to Chairman & CEO, United Technologies Corporation	53

Neil G. Mitchill, Jr.	Executive Vice President and Chief Financial Officer, RTX Corporation (since April 2021)	Corporate Vice President, Financial Planning & Analysis & Investor Relations, Raytheon Technologies Corporation; Acting Senior Vice President & Chief Financial Officer, United Technologies Corporation	49

Dantaya M. Williams	Executive Vice President & Chief Human Resources Officer, RTX Corporation (since June 2020)	Vice President, Human Resources, Pratt & Whitney Commercial Engines	50

All of the officers serve at the pleasure of the Board of Directors of RTX Corporation or the subsidiary designated.
The Company has an insider trading policy, processes, and procedures governing transactions in the Company’s securities that apply to all Company personnel, including directors, officers, employees, and other covered persons. We believe our insider trading policy, processes, and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations, and the listing standards of the New York Stock Exchange. Among other things, our Securities Trading and Release of Material Nonpublic Information Policy prohibits our employees and related persons and entities from trading in RTX securities and other companies while in possession of material, nonpublic information, and prohibits our employees from disclosing material, nonpublic information to others who may trade on the basis of that information. Our directors, executive officers, and certain employees must also comply with additional trading restrictions, including, without limitation, trading in RTX securities only during an open trading window period and after obtaining advance approval. A copy of our Securities Trading and Release of Material Nonpublic Information Policy is filed as Exhibit 19 to this Form 10-K.
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Delinquent Section 16(a) Reports.” We have adopted a code of conduct that applies to all our directors, officers, employees, and representatives. Information regarding our Code of Conduct is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Corporate Governance Information, Code of Conduct and How to Contact the Board.” This code is publicly available on our website at http://www.rtx.com/Our-Company/ethics-and-compliance. Amendments to the code of conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission (SEC) rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Governance and Public Policy Committee, Human Capital and Compensation Committee, and Special Activities Committee are available on our website at https://www.rtx.com/Our-Company/corporate-governance. These materials may also be requested in print free of charge by writing to our Investor Relations Department at RTX Corporation, 1000 Wilson Blvd., Arlington, VA 22209.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Compensation Discussion & Analysis,” “Compensation of Directors,” “Equity Award Granting Policy,” and “Report of the Human Capital & Compensation Committee.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Share Ownership”.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights ($/share) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	20,435,784 (1)	$84.08	116,099,061 (2)
Equity compensation plans not approved by shareowners	—	—	—
(1)    Consists of shares of RTX Common Stock issuable under the Plan: (i) upon the exercise of outstanding nonqualified stock options; (ii) upon the exercise of outstanding stock appreciation rights (SARs); (iii) pursuant to outstanding restricted stock unit (RSU) awards and performance share unit (PSU) awards, reflecting actual performance for the 2022 PSU award and assuming target-level performance for the 2023 and 2024 PSU awards (up to an additional 1,842,684 shares of RTX Common Stock could be issued if maximum performance is achieved for all metrics); and (iv) upon the settlement of outstanding deferred stock units and RSUs awarded under the RTX Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective October 1, 2023. Under the Plan, each SAR referred to in clause (ii) is exercisable for a number of shares of RTX Common Stock having a value equal to the difference between the market price of RTX on the exercise date and the exercise price. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, the NYSE closing price for a share of RTX Common Stock on the last trading day of 2024 of $115.72 was used. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).

(2)    Represents the maximum number of shares of Common Stock available to be awarded under the Plan as of December 31, 2024. RSUs and PSUs (full-value awards) will reduce the number of shares of Common Stock available for delivery under the Plan in an amount equal to 4.03 times the number of shares subject to the awards. SARs and stock options are not full-value awards and will reduce the number of shares of RTX Common Stock available for delivery under the Plan on a one-for-one basis.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Corporate Governance” (under the subheading “Director Independence”) and “Other Important Information” (under the subheading “Transactions with Related Persons”).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2025 Annual Meeting of Shareowners titled “Appointment of PricewaterhouseCoopers LLP to Serve as Independent Auditor for 2025,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Schedules
(1)    The following financial statements of RTX Corporation, supplemental information, and report of independent registered public accounting firm are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Operations for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheet at December 31, 2024 and 2023
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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

10.2
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

10.3
United Technologies Corporation Deferred Compensation Plan, as amended and restated, effective January 1, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.4
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

10.5
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

10.6
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

10.8
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

10.11
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

10.13
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

10.16
United Technologies Corporation Company Automatic Contribution Excess Plan, as amended and restated, effective January 1, 2020, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020.

10.17
United Technologies Corporation Savings Restoration Plan executed July 16, 2018 (amended and restated as of January 1, 2011), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended June 30, 2018.

10.18
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

10.20
Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to above in Exhibit 10.22), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2021.

10.21
Compensation Recovery Policy acknowledgment and agreement, incorporated by reference to Exhibit 10-c-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2012.

10.22
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

10.23
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

10.24
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

10.25
Rockwell Collins’ 2005 Non-Qualified Retirement Savings Plan, as amended and restated as of July 17, 2018, incorporated by referenced to Exhibit 10-g-6 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.26
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

10.27
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

10.28
Employment Agreement, dated as of June 9, 2019, by and between United Technologies Corporation and Gregory J. Hayes, incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on June 10, 2019.

10.29
First Amendment, dated March 4, 2021, to Employment Agreement (referred to above in Exhibit 10.38) between Gregory J. Hayes and Raytheon Technologies Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on March 5, 2021.

10.30
Amendment dated February 3, 2020, to the terms of certain awards granted under the Company’s Long Term Incentive Plans (referred to above in Exhibits 10.11 and 10.22), by and between United Technologies Corporation and Judy Marks incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2019.

10.31
Transition Services Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.32
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.33
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.34
First Amendment to Employee Matters Agreement (referred to above in Exhibit 10.45), dated as of May 22, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 29, 2020).

10.35
Intellectual Property Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.36
Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.9 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.37
Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.10 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.38
Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011, incorporated by reference to Exhibit 10.11 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.39
Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.12 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.40
Letter Agreement, dated July 23, 2015, by Raytheon Company and Wesley D. Kremer, incorporated by reference to Exhibit 10.1 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.41
Amendment to Letter Agreement, dated March 21, 2019, by Raytheon Company and Wesley D. Kremer, incorporated by reference to Exhibit 10.2 to Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.42
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

10.43
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

10.44
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

10.45
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

10.46
Raytheon Technologies Corporation Executive Severance Plan, effective April 4, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2022.

10.47
Consulting Agreement, dated as of April 1, 2022, by and between Raytheon Technologies Corporation and Michael R. Dumais, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2022.

10.48
Raytheon Technologies Corporation Compensation Deferral Plan, effective as of January 1, 2023, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.49
2023 Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.50
2023 Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.51
2023 Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.52
2023 Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.53
RTX Corporation Compensation Deferral Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.54
RTX Corporation 2018 Long-Term Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.55
RTX Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.56
RTX Corporation Executive Annual Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.57
RTX Corporation Executive Severance Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.58
RTX Corporation Performance Share Unit Deferral Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.59	Form of ASR Agreements, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.60
Bridge Credit Agreement, dated as of October 24, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.61
Term Loan Credit Agreement, dated November 7, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on November 8, 2023.

10.62
RTX Corporation Compensation Deferral Plan, as Amended and Restated, effective November 1, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.63
2024 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.64
2024 Schedule of Terms for performance share unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.65
2024 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.66
2024 Schedule of Terms for stock option awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.67
RTX Corporation Executive Leadership Group Program, as amended and restated, effective December 19, 2023, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.68
Schedule of Terms for Restricted Stock Unit Retention Award under the RTX Corporation Executive Leadership Group Program, effective January 1, 2024, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.69
RTX Corporation Long-Term Incentive Plan, as Amended and Restated as of May 2, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

10.70	RTX Corporation Executive Severance Plan, as Amended and Restated, effective October 18, 2024.*

14	Code of Conduct. The RTX Code of Conduct may be accessed via RTX’s website at https://www.rtx.com/our-company/ethics-and-compliance.

19	RTX Corporation General Corporate Policy – Securities Trading and Release of Material Nonpublic Information, effective as of October 4, 2021.*

21	Subsidiaries of RTX Corporation.*

23	Consent of PricewaterhouseCoopers LLP.*

24
Powers of Attorney of Tracy A. Atkinson, Leanne G. Caret, Bernard A. Harris, Jr., Gregory J. Hayes, George R. Oliver, Ellen M. Pawlikowski, Denise L. Ramos, Fredric G. Reynolds, Brian C. Rogers, James A. Winnefeld, Jr. and Robert O. Work.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

97
RTX Corporation Executive Officer Clawback Policy, effective as of October 2, 2023, incorporated by reference to Exhibit 97 of RTX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

99.1
Consent Agreement between RTX Corporation and the U.S. Department of State dated August 29, 2024, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2024.

99.2
Deferred Prosecution Agreement between Raytheon Company and the U.S. Department of Justice dated October 15, 2024, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2024.

99.3
Deferred Prosecution Agreement between Raytheon Company and the U.S. Department of Justice dated October 16, 2024, incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2024.

99.4
Settlement Agreement between Raytheon Company and the U.S. Department of Justice dated October 16, 2024, incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2024.

99.5
Securities and Exchange Commission Administrative Order dated October16, 2024, incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2024.

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
(Exhibits marked with an asterisk (*) are filed electronically herewith.)
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	February 3, 2025	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	February 3, 2025	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER T. CALIO	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 3, 2025
(Christopher T. Calio)

/s/ NEIL G. MITCHILL, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2025
(Neil G. Mitchill, Jr.)

/s/ AMY L. JOHNSON	Corporate Vice President and Controller (Principal Accounting Officer)	February 3, 2025
(Amy L. Johnson)

/s/ GREGORY J. HAYES*	Executive Chairman	February 3, 2025
(Gregory J. Hayes)

/s/ TRACY A. ATKINSON *	Director	February 3, 2025
(Tracy A. Atkinson)

/s/ LEANNE G. CARET *	Director	February 3, 2025
(Leanne G. Caret)

/s/ BERNARD A. HARRIS, JR.*	Director	February 3, 2025
(Bernard A. Harris, Jr.)

/s/ GEORGE R. OLIVER *	Director	February 3, 2025
(George R. Oliver)

/s/ ELLEN M. PAWLIKOWSKI *	Director	February 3, 2025
(Ellen M. Pawlikowski)

/s/ DENISE L. RAMOS *	Director	February 3, 2025
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director	February 3, 2025
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director	February 3, 2025
(Brian C. Rogers)

/s/ JAMES A. WINNEFELD, JR. *	Director	February 3, 2025
(James A. Winnefeld, Jr.)

/s/ ROBERT O. WORK *	Director	February 3, 2025
(Robert O. Work)

*By:	/s/ RAMSARAN MAHARAJH, JR.
Ramsaran Maharajh, Jr. Executive Vice President and General Counsel
Date: February 3, 2025