Form 10-Q
period 2025-03-31
RTX Corp
filed 2025-04-22
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
At March 31, 2025, there were 1,335,953,770 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2025

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2025	2024
Net Sales:
Products sales	$14,591	$14,303
Services sales	5,715	5,002
Total net sales	20,306	19,305
Costs and Expenses:
Cost of sales - products	12,283	12,216
Cost of sales - services	3,907	3,528
Research and development	637	669
Selling, general, and administrative	1,448	1,394
Total costs and expenses	18,275	17,807
Other income, net	4	372
Operating profit	2,035	1,870
Non-operating expense (income), net:
Non-service pension income	(366)	(386)
Interest expense, net	443	405
Total non-operating expense, net	77	19
Income before income taxes	1,958	1,851
Income tax expense	333	108
Net income	1,625	1,743
Less: Noncontrolling interest in subsidiaries’ earnings	90	34
Net income attributable to common shareowners	$1,535	$1,709

Earnings Per Share attributable to common shareowners:
Basic	$1.15	$1.29
Diluted	1.14	1.28
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net income	$1,625	$1,743
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	499	(121)
Pension and postretirement benefit plans adjustments	(75)	(51)
Change in unrealized cash flow hedging	144	(73)
Other comprehensive income (loss), before tax	568	(245)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(20)	29
Other comprehensive income (loss), net of tax	548	(216)
Comprehensive income	2,173	1,527
Less: Comprehensive income attributable to noncontrolling interest	90	34
Comprehensive income attributable to common shareowners	$2,083	$1,493
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$5,157	$5,578
Accounts receivable, net	11,426	10,976
Contract assets, net	15,241	14,570
Inventory, net	13,618	12,768
Other assets, current	7,474	7,241
Total current assets	52,916	51,133
Customer financing assets	2,135	2,246
Fixed assets	33,348	32,783
Accumulated depreciation	(17,213)	(16,694)
Fixed assets, net	16,135	16,089
Operating lease right-of-use assets	1,899	1,864
Goodwill	53,045	52,789
Intangible assets, net	33,116	33,443
Other assets	5,618	5,297
Total assets	$164,864	$162,861
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$212	$183
Accounts payable	13,444	12,897
Accrued employee compensation	1,867	2,620
Other accrued liabilities	15,219	14,831
Contract liabilities	19,038	18,616
Long-term debt currently due	2,844	2,352
Total current liabilities	52,624	51,499
Long-term debt	38,244	38,726
Operating lease liabilities, non-current	1,646	1,632
Future pension and postretirement benefit obligations	2,060	2,104
Other long-term liabilities	6,946	6,942
Total liabilities	101,520	100,903
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	37	35
Shareowners’ Equity:
Common stock	37,515	37,434
Treasury stock	(27,069)	(27,112)
Retained earnings	54,277	53,589
Accumulated other comprehensive loss	(3,207)	(3,755)
Total shareowners’ equity	61,516	60,156
Noncontrolling interest	1,791	1,767
Total equity	63,307	61,923
Total liabilities, redeemable noncontrolling interest, and equity	$164,864	$162,861
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Operating Activities:
Net income	$1,625	$1,743
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,052	1,059
Deferred income tax provision (benefit)	67	(114)
Stock compensation cost	111	112
Net periodic pension and other postretirement income	(324)	(338)
Share-based 401(k) matching contributions	167	82
Gain on sale of business, net of transaction costs (Note 2)	—	(415)
Change in:
Accounts receivable	(372)	431
Contract assets	(706)	(978)
Inventory	(813)	(646)
Other current assets	(125)	(225)
Accounts payable and accrued liabilities	397	(218)
Contract liabilities	373	(54)
Other operating activities, net	(147)	(97)
Net cash flows provided by operating activities	1,305	342
Investing Activities:
Capital expenditures	(513)	(467)
Dispositions of businesses, net of cash transferred	—	1,283
Increase in other intangible assets	(104)	(163)
Payments from settlements of derivative contracts, net	(47)	(1)
Other investing activities, net	(14)	41
Net cash flows (used in) provided by investing activities	(678)	693
Financing Activities:
Repayment of long-term debt	(9)	(950)
Change in other short-term borrowings, net	28	(22)
Dividends paid	(840)	(769)
Repurchase of common stock	(50)	(56)
Other financing activities, net	(185)	(210)
Net cash flows used in financing activities	(1,056)	(2,007)
Effect of foreign exchange rate changes on cash and cash equivalents	16	(8)
Net decrease in cash, cash equivalents, and restricted cash	(413)	(980)
Cash, cash equivalents, and restricted cash, beginning of period	5,606	6,626
Cash, cash equivalents, and restricted cash, end of period	5,193	5,646
Less: Restricted cash, included in Other assets, current and Other assets	36	39
Cash and cash equivalents, end of period	$5,157	$5,607
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2025	2024
Equity beginning balance	$61,923	$61,410
Common Stock
Beginning balance	37,434	37,055
Common stock plans activity	7	(6)
Share-based 401(k) matching contributions	74	59
Ending balance	37,515	37,108
Treasury Stock
Beginning balance	(27,112)	(26,977)
Share-based 401(k) matching contributions	93	—
Common stock repurchased	(50)	(52)
Ending balance	(27,069)	(27,029)
Retained Earnings
Beginning balance	53,589	52,154
Net income attributable to common shareholders	1,535	1,709
Dividends on common stock	(803)	(769)
Dividends on ESOP common stock	(37)	(14)
Other	(7)	(28)
Ending balance	54,277	53,052
Unearned ESOP Shares
Beginning balance	—	(15)
Share-based 401(k) matching contributions	—	4
Ending balance	—	(11)
Accumulated Other Comprehensive Loss
Beginning balance	(3,755)	(2,419)
Other comprehensive income (loss), net of tax	548	(216)
Ending balance	(3,207)	(2,635)
Noncontrolling Interest
Beginning balance	1,767	1,612
Net income	90	34
Less: Redeemable noncontrolling interest net income	(2)	—
Dividends attributable to noncontrolling interest	(64)	(31)
Ending balance	1,791	1,615
Equity at March 31	$63,307	$62,100
Supplemental share information
Shares of common stock issued under employee plans, net	2,903	3,159
Shares of common stock repurchased	396	560
Treasury shares reissued related to 401(k) matching contributions	1,323	—
Dividends declared per share of common stock	$0.630	$0.590
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2025 and for the quarters ended March 31, 2025 and 2024 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2024 Annual Report on Form 10-K.
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
We reclassified certain immaterial prior period amounts within our Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Changes in Equity related to our share-based 401(k) matching contributions to conform to our current period presentation.
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a calendar quarter end. Throughout this Form 10-Q, when we refer to the quarters ended March 31, 2025 and 2024 with respect to Raytheon, we are referring to their March 30, 2025 and March 31, 2024 fiscal quarter ends, respectively.
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
On July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. During the fourth quarter of 2024, as a result of progress towards regulatory approvals, held for sale criteria was met. At March 31, 2025, assets of approximately $1.6 billion and liabilities of approximately $0.6 billion are held for sale at fair value less cost to sell. Held for sale assets primarily include $0.7 billion of goodwill and intangible assets presented in Other assets and $0.3 billion of inventory presented in Other assets, current, within the Condensed Consolidated Balance Sheet. Held for sale liabilities primarily include $0.4 billion of contract liabilities and other accrued liabilities presented in Other accrued liabilities within the Condensed Consolidated Balance Sheet. The closing of this transaction is subject to regulatory approvals and other customary closing conditions. This disposition does not qualify for presentation as discontinued operations.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2025
Collins Aerospace	$32,223	$—	$256	$32,479
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,986	—	—	18,986
Total Segments	52,772	—	256	53,028
Eliminations and other	17	—	—	17
Total	$52,789	$—	$256	$53,045

Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2025		December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,197	$(2,058)	$6,159	$(1,996)
Exclusivity assets	3,793	(371)	3,692	(361)
Developed technology and other	1,203	(722)	1,197	(698)
Customer relationships	29,440	(12,840)	29,388	(12,401)
	40,633	(15,991)	40,436	(15,456)
Indefinite-lived:
Trademarks and other	8,474	—	8,463	—
Total	$49,107	$(15,991)	$48,899	$(15,456)
Amortization of intangible assets for the quarters ended March 31, 2025 and 2024 was $501 million and $526 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2025 through 2030:

(dollars in millions)	Remaining 2025	2026	2027	2028	2029	2030
Amortization expense	$1,594	$2,005	$1,894	$1,820	$1,686	$1,634
Note 4: Earnings Per Share

	Quarter Ended March 31,
(dollars and shares in millions, except per share amounts)	2025	2024
Net income attributable to common shareowners	$1,535	$1,709
Basic weighted average number of shares outstanding	1,337.1	1,329.4
Stock awards and equity units (share equivalent)	14.7	7.9
Diluted weighted average number of shares outstanding	1,351.8	1,337.3
Earnings Per Share attributable to common shareowners:
Basic	$1.15	$1.29
Diluted	1.14	1.28
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2025 and 2024, the number of stock awards excluded from the computation was 3.2 million and 15.3 million, respectively.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2025	2024
Total net sales	$(46)	$(18)
Operating profit	(158)	(162)
Income attributable to common shareowners (1)	(125)	(128)
Diluted earnings per share attributable to common shareowners (1)	$(0.09)	$(0.10)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
Accounts receivable	$11,751	$11,265
Allowance for expected credit losses	(325)	(289)
Total accounts receivable, net	$11,426	$10,976
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Contract assets, net	$15,241	$14,570
Contract liabilities	(19,038)	(18,616)
Net contract liabilities	$(3,797)	$(4,046)
Contract assets, net, increased $0.7 billion during the quarter ended March 31, 2025 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney. Contract liabilities increased $0.4 billion during the quarter ended March 31, 2025 primarily due to advances received and billings in excess of sales on certain contracts at Pratt & Whitney. We recognized revenue of $3.0 billion during the quarter ended March 31, 2025 related to contract liabilities outstanding as of January 1, 2025 and recognized revenue of $2.6 billion during the quarter ended March 31, 2024, related to contract liabilities outstanding as of January 1, 2024.
Contract assets are net of an allowance for expected credit losses of $510 million and $491 million as of March 31, 2025 and December 31, 2024, respectively.

Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
Raw materials	$4,491	$4,164
Work-in-process	4,870	4,493
Finished goods	4,257	4,111
Total inventory, net	$13,618	$12,768
Note 9: Borrowings and Lines of Credit
As of March 31, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2025 and December 31, 2024, we had no commercial paper borrowings outstanding. There were no new borrowings and no new repayments of commercial paper with maturities greater than 90 days during the quarters ended March 31, 2025 and 2024.
We made the following repayment of long-term debt during the quarter ended March 31, 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
March 15, 2024	3.200% notes due 2024	$950
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
3 Month SOFR plus 1.225% term loan due 2025	$750	$750
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	541	520
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446

(dollars in millions)	March 31, 2025	December 31, 2024
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	223	232
Total principal long-term debt	41,158	41,146
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(70)	(68)
Total long-term debt	41,088	41,078
Less: current portion	2,844	2,352
Long-term debt, net of current portion	$38,244	$38,726
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of March 31, 2025 is approximately 12 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
U.S. qualified defined benefit plans	$—	$—
International defined benefit plans	3	2
PRB plans	10	9
Defined contribution plans	401	395
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	March 31, 2025	December 31, 2024
Non-current pension assets (included in Other assets)	$2,130	$1,819
Current pension and PRB liabilities (included in Accrued employee compensation)	257	256
Future pension and postretirement benefit obligations	2,060	2,104

The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	March 31, 2025	December 31, 2024
Non-current pension liabilities	$1,493	$1,532
Non-current PRB liabilities	502	523
Other pension and PRB related items	65	49
Future pension and postretirement benefit obligations	$2,060	$2,104
The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Operating expense
Service cost	$42	$47
Non-operating expense
Interest cost	583	596
Expected return on plan assets	(917)	(937)
Amortization of prior service credit	(39)	(43)
Recognized actuarial net loss	5	5
Net settlement, curtailment, and special termination benefit gain	—	(7)
Non-service pension income	(368)	(386)
Total net periodic income	$(326)	$(339)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Marketable securities held in trusts	$682	$786
Note 11: Income Taxes
Our effective tax rate for the quarter ended March 31, 2025 was 17.0% as compared to 5.8% for the quarter ended March 31, 2024. The effective tax rate for the quarter ended March 31, 2024 included tax benefits of $275 million recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins Internal Revenue Service (IRS) audits, which was partially offset by the tax cost of $143 million associated with the sale of the CIS business.
We conduct business globally and, as a result, RTX or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Saudi Arabia, Singapore, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for years before 2014.
In connection with certain IRS audits, the Company has previously filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company will dispute these adjustments at the Appeals Division of the IRS. The timing of any resolution at the Appeals Division is uncertain. On January 15, 2025, the IRS notified the Company of its intent to close the examination of RTX’s 2020 tax year. The Company is awaiting formal closure of the examination by the IRS.
As a result of an unfavorable decision reached by the Appeals Committee of the Kingdom of Saudi Arabia (KSA) General Services Tax Committee (GSTC), we recognized a Net income charge of $27 million during the quarter ended March 31, 2025. The Company continues to believe the position of the KSA tax authority is not supported by the facts in question or KSA tax law and are pursuing available options to seek reversal of GSTC’s decision.

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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $18 billion and $17 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, all derivative contracts accounted for as cash flow hedges will mature by May 2036.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$216	$177
	Other accrued liabilities	224	350
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$94	$10
	Other accrued liabilities	41	101
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters ended March 31, 2025 and 2024 are presented in “Note 17: Equity.” The amounts of gain or loss are attributable to foreign exchange contract activity and are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows.
The Company utilizes the critical terms match method in assessing derivatives for hedge effectiveness. Accordingly, the hedged items and derivatives designated as hedging instruments are highly effective.
As of December 31, 2024, we had €320 million of our €500 million principal value of euro-denominated long-term debt designated as a net investment hedge against our investments in European businesses. At March 31, 2025, this is no longer designated as a net investment hedge, and the effects have been reflected within Other income, net.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$682	$612	$70	$—
Derivative assets	310	—	310	—
Derivative liabilities	265	—	265	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$786	$721	$65	$—
Derivative assets	187	—	187	—
Derivative liabilities	451	—	451	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of March 31, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$41,004	$38,342	$40,991	$37,956
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$38,342	$—	$35,563	$2,779

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,956	$—	$35,180	$2,776
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

(dollars in millions)	March 31, 2025	December 31, 2024
Current assets	$11,468	$10,315
Non-current assets	1,099	1,060
Total assets	$12,567	$11,375
Current liabilities	$14,493	$13,595
Non-current liabilities	132	140
Total liabilities	$14,625	$13,735
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2026. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of March 31, 2025 and December 31, 2024, the following financial guarantees were outstanding:

	March 31, 2025		December 31, 2024
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$265	$—	$274	$—
Third party guarantees	70	—	79	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees were $129 million and $131 million at March 31, 2025 and December 31, 2024, respectively.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $100 million and $101 million at March 31, 2025 and December 31, 2024, respectively. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.
We also provide service and warranty policies on our products and extend performance and operating cost guarantees beyond our normal service and warranty policies on some of our products, particularly commercial aircraft engines. In addition, we incur discretionary costs to service our products in connection with specific product performance issues. Liabilities for performance and operating cost guarantees are based upon future product performance and durability and are largely estimated based upon historical experience. Adjustments are made to accruals as claims data and historical experience warrant.
The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2025 and 2024 were as follows:

(dollars in millions)	2025	2024
Balance as of January 1	$993	$1,091
Warranties and performance guarantees issued	80	65
Settlements	(52)	(71)
Other	2	(1)
Balance as of March 31	$1,023	$1,084
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both March 31, 2025 and December 31, 2024, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.9 billion and $14.1 billion as of March 31, 2025 and December 31, 2024, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.1 billion as of March 31, 2025.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2025, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.7 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil, or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, administrative orders, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. In particular, in 2024 the Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes).
Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to retain, among other things, an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the Department of State (DOS). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s International Traffic in Arms Regulations (ITAR) compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. As noted above, the U.S. government reserves the right to suspend or debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could also void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., Arms Export Control Act (AECA), Export Administration Regulations (EAR), Foreign Corrupt Practices Act (FCPA), and ITAR) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations, or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At March 31, 2025 and December 31, 2024, we had other accrued liabilities of $1.4 billion and $1.7 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during the quarter ended March 31, 2025 was primarily due to customer compensation in the form of credits issued to customers during the period.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.3 billion at March 31, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($331 million at March 31, 2025). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($190 million at March 31, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($163 million at March 31, 2025). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($86 million at March 31, 2025). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, in 2019, Raytheon Company received a subpoena from the SEC seeking information in connection with an investigation into whether there were improper payments made by Raytheon Company, our TRS joint venture, or anyone acting on their behalf, in connection with TRS or Raytheon Company contracts in certain Middle East countries since 2014. In the first quarter of 2020, the DOJ advised Raytheon Company it had opened a parallel criminal investigation. In the third quarter of 2020, Raytheon Company received an additional subpoena from the SEC, seeking information and documents as part of its investigation. Following the government’s and the Company’s own internal investigations, the Company engaged in resolution discussions with the DOJ and the SEC, and during the second quarter of 2024, the Company reached agreements in principle with the DOJ and the SEC as to the principal elements of such resolutions, as previously disclosed on July 25, 2024. On October 15, 2024, Raytheon Company entered into DPA-1 with the DOJ and on October 16, 2024, the Company settled an administrative proceeding with the SEC to resolve these matters. Pursuant to DPA-1, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to Raytheon Company’s conspiracy to violate the anti-bribery provisions of the FCPA and conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions, and/or political contributions under Part 130 of the ITAR. If Raytheon Company and the Company fully comply with all of their respective obligations under DPA-1 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. DPA-1 provides for a criminal monetary penalty and forfeiture of $282 million. In addition, the SEC’s Administrative Order issued in connection with the administrative proceeding settlement alleged that Raytheon Company violated the anti-bribery, books and records, and internal controls provisions of the FCPA. The order provides for a $102 million payment to the SEC that includes disgorgement, prejudgment interest on disgorgement, and a civil penalty. Under DPA-1, the SEC’s Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, Raytheon Company and the Company are required, among other things, to retain an independent compliance monitor satisfactory to the DOJ and the SEC (for a term ending three years from the date on which the monitor is engaged) and are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC’s Administrative Order, as applicable, and ending three years from the date on which the monitor is engaged). The compliance monitor will oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, the SEC’s Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below. During the fourth quarter of 2024, the Company paid $384 million in the aggregate for DPA-1 and the SEC's Administrative Order which was consistent with amounts accrued. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the U.S. DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million due by August 29, 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $251 million in the aggregate as of March 31, 2025 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
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

Note 17: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2025 and 2024 is provided below:

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended March 31, 2025
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	499	(36)	147	610
Amounts reclassified, pre-tax	—	(39)	(3)	(42)
Tax benefit (expense)	1	9	(30)	(20)
Balance at March 31, 2025	$(449)	$(2,745)	$(13)	$(3,207)

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended March 31, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(121)	(7)	(81)	(209)
Amounts reclassified, pre-tax	—	(44)	8	(36)
Tax benefit (expense)	(1)	12	18	29
Balance at March 31, 2024	$(562)	$(2,065)	$(8)	$(2,635)
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

Results for the quarters ended March 31, 2025 and 2024 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,217	$(313)	$(5,816)	$1,088	15.1%
Pratt & Whitney	7,366	(229)	(6,557)	580	7.9%
Raytheon	6,340	(98)	(5,564)	678	10.7%
Total segment	20,923	$(640)	$(17,937)	2,346	11.2%
Eliminations and other (2)	(617)			12
Corporate expenses and other unallocated items	—			(38)
FAS/CAS operating adjustment	—			185
Acquisition accounting adjustments	—			(470)
Consolidated	$20,306			$2,035	10.0%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$6,673	$(313)	$(5,511)	$849	12.7%
Pratt & Whitney	6,456	(269)	(5,775)	412	6.4%
Raytheon (3)	6,659	(89)	(5,574)	996	15.0%
Total segment	19,788	$(671)	$(16,860)	2,257	11.4%
Eliminations and other (2)	(483)			(5)
Corporate expenses and other unallocated items	—			(96)
FAS/CAS operating adjustment	—			214
Acquisition accounting adjustments	—			(500)
Consolidated	$19,305			$1,870	9.7%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.
(3)    Operating profit includes a $0.4 billion gain, net of transaction and other related costs, related to the sale of the CIS business. See “Note 2: Acquisitions and Dispositions” for additional information.

Capital Expenditures and Depreciation & Amortization segment information for the quarters ended March 31, 2025 and 2024 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$112	$125	$217	$203
Pratt & Whitney	153	139	194	193
Raytheon	225	191	131	127
Total segment	490	455	542	523
Corporate, eliminations, and other	23	12	21	18
Acquisition accounting adjustments			489	518
Consolidated	$513	$467	$1,052	$1,059
Total assets by segment are as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Collins Aerospace (1)	$73,105	$72,372
Pratt & Whitney (1)	46,248	44,307
Raytheon (1)	44,681	44,936
Total segment	164,034	161,615
Corporate, eliminations, and other	830	1,246
Consolidated	$164,864	$162,861
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
Segment sales disaggregated by geographic region based on customer location for the quarters ended March 31, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,348	$3,418	$4,447	$53	$11,266	$3,321	$3,010	$4,982	$48	$11,361
Europe	1,730	1,839	843	1	4,413	1,615	1,670	547	1	3,833
Asia Pacific	826	1,241	525	—	2,592	691	1,194	541	1	2,427
Middle East and North Africa	239	175	434	—	848	181	138	530	—	849
Other regions	444	692	51	—	1,187	361	444	30	—	835
Consolidated net sales	6,587	7,365	6,300	54	20,306	6,169	6,456	6,630	50	19,305
Inter-segment sales	630	1	40	(671)	—	504	—	29	(533)	—
Business segment sales	$7,217	$7,366	$6,340	$(617)	$20,306	$6,673	$6,456	$6,659	$(483)	$19,305

Segment sales disaggregated by type of customer for the quarters ended March 31, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,659	$1,585	$4,435	$53	$7,732	$1,564	$1,558	$4,957	$48	$8,127
Foreign military sales through the U.S. government	116	379	976	—	1,471	81	310	858	—	1,249
Foreign government direct commercial sales	327	148	876	1	1,352	309	158	740	1	1,208
Commercial aerospace and other commercial sales	4,485	5,253	13	—	9,751	4,215	4,430	75	1	8,721
Consolidated net sales	6,587	7,365	6,300	54	20,306	6,169	6,456	6,630	50	19,305
Inter-segment sales	630	1	40	(671)	—	504	—	29	(533)	—
Business segment sales	$7,217	$7,366	$6,340	$(617)	$20,306	$6,673	$6,456	$6,659	$(483)	$19,305
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,110	$4,032	$5,406	$43	$14,591	$4,833	$3,957	$5,467	$46	$14,303
Services	1,477	3,333	894	11	5,715	1,336	2,499	1,163	4	5,002
Consolidated net sales	6,587	7,365	6,300	54	20,306	6,169	6,456	6,630	50	19,305
Inter-segment sales	630	1	40	(671)	—	504	—	29	(533)	—
Business segment sales	$7,217	$7,366	$6,340	$(617)	$20,306	$6,673	$6,456	$6,659	$(483)	$19,305
Raytheon segment sales disaggregated by contract type for the quarters ended March 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Fixed-price	$3,605	$3,293
Cost-type	2,695	3,337
Consolidated net sales	6,300	6,630
Inter-segment sales	40	29
Business segment sales	$6,340	$6,659
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $217 billion as of March 31, 2025. Of the total RPO as of March 31, 2025, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, ASU 2024-03 requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
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
Other new pronouncements issued but not effective until after March 31, 2025 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters ended March 31, 2025 and 2024, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 22, 2025, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of March 31, 2025, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 3, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 22, 2025

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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters ended March 31, 2025 and 2024 with respect to Raytheon, we are referring to their March 30, 2025 and March 31, 2024 fiscal quarter ends, respectively.
The current status of significant factors affecting our business environment in 2025 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2024 Annual Report on Form 10-K.
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
For further discussion of DPA-1, DPA-2, the SEC Administrative Order, and the CA, see “Note 16: Commitments and Contingencies,” within Item 1 of this Form 10-Q.
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
Global Supply Chain. We are dependent on a global supply chain and have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. As a result of the Canadian government’s imposition of sanctions in February 2024, including those imposed on U.S.- and German-based Russian-owned entities from which we source titanium for use in our Canadian operations, we recorded charges of $175 million in the first quarter of 2024 within our Collins segment. These charges were primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Economic Environment. The inflationary environment has increased material and component prices, labor rates, and supplier costs and has negatively impacted our performance, including our productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and our suppliers to perform. Moreover, changes in the macroeconomic environment, including volatility with respect to global trade policy, interest rates, and financial markets, can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our

Customer Oriented Results and Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from most countries with whom the U.S. engages in trade (the Tariff EOs). In response to the Tariff EOs, China, the European Union and Canada have announced, and in some cases imposed, counter tariffs on goods that are imported from the U.S. Our businesses import goods subject to tariffs from many countries covered by the Tariff EOs and they also import goods into countries which have announced counter tariffs and other actions. We are pursuing a variety of actions to mitigate the potential impact of tariffs, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. The uncertainties created by these changes in global trade policy and the imposition of tariffs, counter tariffs and non-tariff countermeasures by countries subject to U.S. tariffs may adversely affect our previously issued 2025 outlook with respect to our results of operations and cash flows. If the imposition of current tariff levels is sustained, we expect our profitability, cash flows and estimates inherent in our financial statements to be negatively affected. The actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget. On March 15, 2025, the President signed a continuing resolution (CR) under which U.S. government Departments and Agencies will continue to operate through September 30, 2025, the end of the government fiscal year. The CR funds the government at fiscal year 2024 levels with certain exceptions, including the addition of approximately $6 billion to the DoD budget. Although Congress provided guidelines to the Executive Branch, the CR generally permits individual Departments and Agencies to determine the areas and programs to fund. As a result, the impact of the CR on RTX ultimately will depend on those funding decisions, however RTX currently does not expect that the CR will materially impact our business or results of operations.
Executive Order Regarding Modernizing Defense Acquisitions. On April 9, 2025, the U.S. government issued an executive order requiring, among other things, a DoD review of its Major Defense Acquisition Programs to identify those that are 15% behind schedule, 15% over budget, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities for potential cancellation. Although RTX does not, at this time, believe the Executive Order will have a material impact on our business or results of operations, the longer-term ramifications, if any, to RTX will depend on a variety of factors including the formulation and implementation of the review criteria in the order, the review timeline, the Secretary of Defense’s mission priorities, and future budget determinations based on the results of such review.
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
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to renewed violence in Gaza, resumed Houthi missile attacks against Israel, and uncertainty related to regime change in Syria. RTX’s commercial manufacturing facilities in Israel remain open and operational and have continued exporting products and importing critical items and raw materials. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, although we could experience future delivery delays of certain products if further escalations arise. To date, the overall impacts to RTX from this situation have been minimal; however, given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2024 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2025.
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
We provide the organic change in Net sales and Cost of sales for our consolidated results of operations as well as the organic change in Net sales and Operating profit for our segments. We believe that these non-Generally Accepted Accounting Principles (non-GAAP) measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change in Net sales, Cost of sales, and Operating profit excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-operational items and/or significant operational items that may occur at irregular intervals (Other). Additionally, the organic change in Cost of sales and Operating profit excludes restructuring costs, the FAS/CAS operating adjustment, and costs related to certain acquisition accounting adjustments. Restructuring costs generally arise from severance related to workforce reductions and facility exit costs. We are continuously evaluating our cost structure and implement restructuring actions in an effort to keep our cost structure competitive. The FAS/CAS operating adjustment represents the difference between the service cost component of our pension and postretirement benefit (PRB) expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS), primarily related to our Raytheon segment. Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment, if applicable.

Net Sales

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net sales	$20,306	$19,305
The factors contributing to the change year-over-year in total net sales for the quarter ended March 31, 2025 are as follows:

(dollars in millions)	Quarter Ended March 31, 2025
Organic (1)	$1,521
Acquisitions and divestitures, net	(492)
Other	(28)
Total change	$1,001
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $1.5 billion organically in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily due to higher organic net sales of $0.9 billion at Pratt & Whitney, $0.6 billion at Collins, and $0.1 billion at Raytheon.
The decrease in net sales due to Acquisitions and divestitures, net of $0.5 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was primarily driven by the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024.
See “Segment Review” below for further information by segment.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Net Sales
Products	$14,591	$14,303	71.9%	74.1%
Services	5,715	5,002	28.1%	25.9%
Total net sales	$20,306	$19,305	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $0.3 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily due to increases in external products sales of $0.3 billion at Collins and $0.1 billion at Pratt & Whitney, partially offset by a decrease in external products sales of $0.1 billion at Raytheon.
Net services sales increased $0.7 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily due to increases in external services sales of $0.8 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external services sales of $0.3 billion at Raytheon, primarily driven by the sale of the CIS business completed in the first quarter of 2024.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Sales to the U.S. government (1)	$7,732	$8,127	38.1%	42.1%
Foreign military sales through the U.S. government	1,471	1,249	7.2%	6.5%
Foreign government direct commercial sales	1,352	1,208	6.7%	6.3%
Commercial aerospace and other commercial sales	9,751	8,721	48.0%	45.2%
Total net sales	$20,306	$19,305	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Total cost of sales	$16,190	$15,744
Percentage of net sales	79.7%	81.6%
The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2025 are as follows:

(dollars in millions)	Quarter Ended March 31, 2025
Organic (1)	$1,069
Acquisitions and divestitures, net	(448)
Restructuring	44
FAS/CAS operating adjustment	30
Acquisition accounting adjustments	(28)
Other	(221)
Total change	$446
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $1.1 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.4 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was primarily driven by the sale of the CIS business within our Raytheon segment completed in the first quarter of 2024.
Other cost of sales decreased $0.2 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily driven by the absence of $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources.
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

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Cost of sales
Products	$12,283	$12,216	60.5%	63.3%
Services	3,907	3,528	19.2%	18.3%
Total cost of sales	$16,190	$15,744	79.7%	81.6%
Net products cost of sales increased $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily driven by increases in external products cost of sales at Collins and Pratt & Whitney, partially offset by a decrease in external products cost of sales at Raytheon, each driven by the products sales changes noted above. The increase was also partially offset by the absence of charges recorded during the first quarter of 2024 at Collins as a result of initiating alternative titanium sources.
Net services cost of sales increased $0.4 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, primarily due to an increase in external services cost of sales at Pratt & Whitney, driven by the services sales change noted above, partially offset by a decrease in external services cost of sales at Raytheon, primarily driven by the sale of the CIS business completed in the first quarter of 2024.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Company-funded	$637	$669
Percentage of net sales	3.1%	3.5%
Customer-funded (1)	$1,200	$1,236
Percentage of net sales	5.9%	6.4%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company- and customer-funded research and development expenses for the quarter ended March 31, 2025 were relatively consistent with the quarter ended March 31, 2024.

Selling, General, and Administrative

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Selling, general, and administrative	$1,448	$1,394
Percentage of net sales	7.1%	7.2%
The increase in Selling, general, and administrative expenses of $0.1 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily driven by higher restructuring related costs as a result of actions initiated in the first quarter of 2025 at Collins.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Other income, net	$4	$372
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income, net of $0.4 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily due to the absence of a $0.4 billion gain on sale of the CIS business in the first quarter of 2024, which was partially offset by an adjustment to certain tax related indemnity receivables recorded in the same quarter.
Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Operating profit	$2,035	$1,870
Operating profit margin	10.0%	9.7%
The increase in Operating profit of $0.2 billion for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily driven by the operating performance of our segments of $0.4 billion, the absence of $0.2 billion of charges at Collins as a result of initiating alternative titanium sources during the first quarter of 2024, and the absence of the $0.1 billion reversal of certain tax related indemnity receivables recorded in the first quarter of 2024. These increases were partially offset by the absence of a $0.4 billion gain on sale of the CIS business recorded in the first quarter of 2024 and an increase in restructuring charges of $0.1 billion.

Non-service Pension Income

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Non-service pension income	$(366)	$(386)
The Non-service pension income for the quarter ended March 31, 2025 was relatively consistent with the quarter ended March 31, 2024.
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Interest expense	$502	$420
Interest income	(51)	(11)
Other non-operating expense (income) (1)	(8)	(4)
Interest expense, net	$443	$405
Average interest expense rate	4.5%	4.7%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net increased $38 million in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. The increase in Interest expense is primarily due to the reversal of interest accruals as a result of the conclusion of certain tax audits recorded during the first quarter of 2024, partially offset by lower interest expense on long-term debt in the first quarter of 2025.
Income Taxes

	Quarter Ended March 31,
	2025	2024
Effective income tax rate	17.0%	5.8%
Our effective tax rate for the quarter ended March 31, 2025 was 17.0% as compared to 5.8% for the quarter ended March 31, 2024. The effective tax rate for the quarter ended March 31, 2024 included tax benefits of $275 million recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins Internal Revenue Service (IRS) audits, which was partially offset by the tax cost of $143 million associated with the sale of the CIS business.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2025	2024
Net income attributable to common shareowners	$1,535	$1,709
Diluted earnings per share	$1.14	$1.28
Net income attributable to common shareowners for the quarter ended March 31, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.27; and
•restructuring charges of $0.1 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.07.
Net income attributable to common shareowners for the quarter ended March 31, 2024 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.29;
•    a benefit recognized as a result of the conclusion of the examination phases of the RTX and Rockwell Collins tax audits of $0.3 billion, net of tax, which had a favorable impact on diluted EPS of $0.21;
•    a gain on sale of the CIS business, net of transaction and other related costs, of $0.2 billion, net of tax, which had a favorable impact on diluted EPS of $0.18; and
•    charges related to initiating alternative titanium sources at our Collins segment of $0.2 billion, which had an unfavorable impact on diluted EPS of $0.13.

SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into three principal segments: Collins, Pratt & Whitney, and Raytheon. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Segment Total net sales and Operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment Operating Profit excludes certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Collins Aerospace	$7,217	$6,673
Pratt & Whitney	7,366	6,456
Raytheon	6,340	6,659
Total segment	20,923	19,788
Eliminations and other (1)	(617)	(483)
Consolidated	$20,306	$19,305
(1)    Includes the operating results of certain smaller operations.
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Collins Aerospace	$1,088	$849
Pratt & Whitney	580	412
Raytheon (2)	678	996
Total segment	2,346	2,257
Eliminations and other (1)	12	(5)
Corporate expenses and other unallocated items	(38)	(96)
FAS/CAS operating adjustment	185	214
Acquisition accounting adjustments	(470)	(500)
Consolidated	$2,035	$1,870
(1)    Includes the operating results of certain smaller operations.
(2)    The quarter ended March 31, 2024 includes a $0.4 billion gain, net of transaction and other related costs, related to the sale of the CIS business. See “Note 2: Acquisitions and Dispositions” within Item 1 of this Form 10-Q for additional information.
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

We had the following net EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Total net EAC adjustments	$(158)	$(162)
Total net EAC adjustments in the quarter ended March 31, 2025 were relatively consistent with the quarter ended March 31, 2024.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $217 billion and $218 billion as of March 31, 2025 and December 31, 2024, respectively. Total backlog includes commercial backlog of $125 billion as of both March 31, 2025 and December 31, 2024, and defense backlog of $92 billion and $93 billion as of March 31, 2025 and December 31, 2024, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $9 billion and $11 billion for the quarters ended March 31, 2025 and 2024, respectively.
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
Collins Aerospace

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Net sales	$7,217	$6,673	8%
Operating profit	1,088	849	28%
Operating profit margins	15.1%	12.7%
Quarter Ended March 31, 2025 Compared with Quarter Ended March 31, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$592	$(32)	$—	$(16)	$544
Operating profit	187	(3)	(107)	162	239
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.6 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily relates to higher commercial aerospace aftermarket sales of $0.3 billion, higher defense sales of $0.2 billion, and a modest increase in commercial aerospace OEM sales. The increase in commercial aerospace sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased volume. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.2 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily due to higher commercial aerospace operating profit of $0.2 billion, principally driven by the higher aftermarket sales volume discussed above. Defense operating profit increased $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 due to the higher sales volume discussed above.
The increase in other operating profit of $0.2 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily driven by the absence of $0.2 billion of charges recorded in the first quarter of 2024 related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources.
The increase in restructuring costs during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 relates primarily to workforce reductions initiated in the quarter ended March 31, 2025.

Defense Bookings – In addition to a number of smaller bookings, in the quarter ended March 31, 2025, Collins booked $358 million for the U.S. Navy's solution for engineering design and manufacturing of the Very Low Frequency subsystem.
Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Net sales	$7,366	$6,456	14%
Operating profit	580	412	41%
Operating profit margins	7.9%	6.4%
Quarter Ended March 31, 2025 Compared with Quarter Ended March 31, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$930	$—	$—	$(20)	$910
Operating profit	163	—	8	(3)	168
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.9 billion in the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, reflects higher commercial aftermarket sales of $0.8 billion, primarily driven by higher volume and favorable mix. The increase also includes higher commercial OEM sales of $0.1 billion, primarily driven by higher volume. Military sales increased $0.1 billion, primarily due to higher engine deliveries on the tanker program and higher volume on the F135 Engine Core Upgrade.
The organic operating profit increase of $0.2 billion in the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024 reflects higher commercial aerospace operating profit of $0.2 billion, primarily driven by higher commercial aftermarket sales volume and favorable mix, partially offset by lower commercial OEM operating profit driven by the sales volume discussed above.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended March 31, 2025, Pratt & Whitney booked $552 million for the development phase of the Next Generation Adaptive Propulsion (NGAP) program and $541 million for F135 sustainment.
Raytheon

	Quarter Ended March 31,
(dollars in millions)	2025	2024	Change
Net sales	$6,340	$6,659	(5)%
Operating profit	678	996	(32)%
Operating profit margins	10.7%	15.0%
Defense Bookings	$4,396	$8,122	(46)%
Quarter Ended March 31, 2025 Compared with Quarter Ended March 31, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$146	$(460)	$—	$(5)	$(319)
Operating Profit	88	(34)	9	(381)	(318)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was primarily due to higher net sales of $0.3 billion from land and air defense systems programs primarily driven by higher net sales on international Patriot programs and Lower Tier Air and Missile Defense Sensor (LTAMDS) programs, partially offset by lower net sales of $0.2 billion driven by lower development program volume within air and space defense systems.
The organic operating profit increase of $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 was driven by a favorable change in mix and other performance of approximately $70 million primarily due to increased production on international Patriot programs with the remaining increase spread across numerous programs with no individual or common significant driver. In addition, favorable changes in net EAC adjustments and volume were modest contributors to the organic operating profit increase.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 primarily relates to the sale of the Cybersecurity, Intelligence and Services (CIS) business completed in the first quarter of 2024.
The other operating profit change of $0.4 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 is primarily due to the absence of the $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, recorded in the first quarter of 2024.
Defense Backlog and Bookings – Backlog was $61 billion as of March 31, 2025 and $63 billion as of December 31, 2024. In addition to a number of smaller bookings, in the quarter ended March 31, 2025, Raytheon booked $529 million to provide Patriot systems for the Netherlands, $251 million to provide Evolved SeaSparrow Missile (ESSM) for Japan, and $651 million on a number of classified contracts.
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

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2025	2024	2025	2024
Eliminations and other	$(617)	$(483)	$12	$(5)
Corporate expenses and other unallocated items	—	—	(38)	(96)
The increase in eliminations and other net sales of $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was primarily due to an increase in intersegment eliminations, principally driven by Collins.
Eliminations and other operating profit in the quarter ended March 31, 2025 was relatively consistent with the quarter ended March 31, 2024.
The change in corporate expenses and other unallocated items of $0.1 billion in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was primarily due to an adjustment to reduce certain tax related indemnity receivables recorded in the first quarter of 2024.
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

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
FAS service cost (expense)	$(30)	$(35)
CAS expense	215	249
FAS/CAS operating adjustment	$185	$214
The FAS/CAS operating adjustment in the quarter ended March 31, 2025 was relatively consistent with the quarter ended March 31, 2024.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Amortization of acquired intangibles	$(480)	$(506)
Amortization of property, plant, and equipment fair value adjustment	(9)	(12)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	19	18
Acquisition accounting adjustments	$(470)	$(500)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Collins Aerospace	$(200)	$(211)
Pratt & Whitney	(66)	(60)
Raytheon	(204)	(229)
Total segment	(470)	(500)
Eliminations and other	—	—
Acquisition accounting adjustments	$(470)	$(500)
Acquisition accounting adjustments for the quarter ended March 31, 2025 were relatively consistent with the quarter ended March 31, 2024.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$5,157	$5,578
Total debt	41,300	41,261
Total equity	63,307	61,923
Total capitalization (total debt plus total equity)	104,607	103,184
Total debt to total capitalization	39%	40%
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
At March 31, 2025, we had cash and cash equivalents of $5.2 billion, of which approximately 38% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. Our S&P Global credit rating remains at BBB+/negative. In March 2025, our Moody’s Investors Service outlook improved from Baa1/negative to Baa1/stable. Though the Company expects to continue having adequate access to funds, declines in our credit ratings or Company outlook could result in higher borrowing costs.
As of March 31, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2025, we had no commercial paper borrowings outstanding.
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
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net cash flows provided by operating activities	$1,305	$342
The $1.0 billion increase in cash flows provided by operating activities in the quarter ended March 31, 2025 compared to in the quarter ended March 31, 2024, was primarily driven by the net change in contract assets and contract liabilities due to timing of collections and higher billings and a favorable change in accounts payable and accrued liabilities driven by timing of collaborator payables. These changes were partially offset by an increase in accounts receivable driven by timing of collections, partially offset by increased factoring activity as discussed below. Higher net income after adjustments for depreciation and amortization, deferred income tax provision (benefit), stock compensation cost, net periodic pension and other postretirement income, share-based matching 401(k) contributions, and gain on sale of business also contributed to the increase in net cash flows provided by operating activities.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.5 billion increase in cash provided by operating activities during the quarter ended March 31, 2025 compared to during the quarter ended March 31, 2024.
We made net tax payments of $145 million and $129 million in the quarters ended March 31, 2025 and 2024, respectively.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. We currently estimate a full year 2025 cash impact related to the Powder Metal Matter of approximately $1.1 billion to $1.3 billion, which includes the impact of cash paid, customer credits applied, and the timing of partner recovery.

Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net cash flows (used in) provided by investing activities	$(678)	$693
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.4 billion change in cash flows (used in) provided by investing activities in the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily related to the sale of the CIS business during the quarter ended March 31, 2024 for proceeds of approximately $1.3 billion in cash.
During the quarters ended March 31, 2025 and 2024, other intangible assets increased by $0.1 billion and $0.2 billion, respectively, primarily related to collaboration payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2025	2024
Net cash flows used in financing activities	$(1,056)	$(2,007)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $1.0 billion decrease in cash flows used in financing activities in the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, was primarily driven by a decrease in long-term debt repayments of $0.9 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt repayments.
At March 31, 2025, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Quarter Ended March 31,
	2025		2024
(dollars in millions; shares in thousands)	$	Shares	$	Shares
Shares of common stock repurchased (1)	$50	396	$56	616
(1)    Amounts relate to share repurchases that were settled in cash during the period.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2025. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2024 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO,

CFO, and Controller concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, levels of consumer and business confidence, the imposition and duration of tariffs (including counter tariffs) and other trade measures and the inability of RTX to mitigate U.S. tariffs including by exemptions, exclusions, operational changes or otherwise, and geopolitical risks, including, without limitation, in the Middle East and Ukraine;
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
•risks relating to RTX’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, tariffs (and counter tariffs) and other trade measures and the duration thereof, delays, and disruptions in the delivery of materials and services to RTX or its suppliers and cost increases, and the inability of RTX to mitigate U.S. tariffs including by exemptions, exclusions, operational changes or otherwise;
•risks relating to RTX’s international operations from, among other things, changes in trade policies and implementation of sanctions, foreign currency fluctuations, economic conditions, political factors, sales methods, U.S. or local government regulations, and our dependence on U.S. government approvals for international contracts;
•the condition of the aerospace industry;
•potential changes in U.S. government policy positions, including changes in Department of Defense (DoD) policies or priorities;
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
•compliance with legal, environmental, regulatory, and other requirements, including, among other things, obtaining regulatory approvals for new technologies and products, and export and import requirements such as International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), anti-bribery and anticorruption requirements, such as the Foreign Corrupt Practices Act (FCPA), industrial cooperation agreement obligations, and procurement and other regulations in the U.S. and other countries in which RTX and its businesses operate;

•the outcome of pending, threatened, and future legal proceedings, investigations, and other contingencies, including those related to U.S. government audits and disputes and the potential for suspension or debarment of U.S. government contracting or export privileges as a result thereof;
•risks related to the Deferred Prosecution Agreements, Securities and Exchange Commission (SEC) Administrative Order, the Consent Agreement; and the related investigations by the SEC and the Department of Justice (DOJ);
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
•risks relating to cybersecurity, including cyber-attacks on RTX’s information technology (IT) infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
•risks related to insufficient indemnity or insurance coverage;
•risks related to artificial intelligence;
•risks relating to our intellectual property and certain third-party intellectual property;
•threats to RTX facilities and personnel, or those of its suppliers or customers, as well as other events outside of RTX’s control that may affect RTX or its suppliers or customers, including without limitation public health crises, damaging weather, or other acts of nature;
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
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2024 Annual Report on Form 10-K.
Item 1A.    Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition, or future results set forth under Item 1A in our 2024 Annual Report on Form 10-K (2024 Form 10-K). There have been no material changes from the factors disclosed in our 2024 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2025.

2025	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	—	$—	—	$665
February 1 - February 28	396	126.41	396	615
March 1 - March 31	—	—	—	615
Total	396	$126.41	396
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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended March 31, 2025, we did not repurchase shares outside of the program.
Item 5.        Other Information
During the quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	2025 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated.*

10.2	2025 Schedule of Terms for performance share unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated.*

10.3	2025 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated.*

10.4	2025 Schedule of Terms for stock option awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	April 22, 2025	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 22, 2025	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)