Form 10-Q
period 2025-06-30
RTX Corp
filed 2025-07-22
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
At June 30, 2025, there were 1,338,541,827 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Net Sales:
Products sales	$15,551	$14,562	$30,142	$28,865
Services sales	6,030	5,159	11,745	10,161
Total net sales	21,581	19,721	41,887	39,026
Costs and Expenses:
Cost of sales - products	12,989	12,625	25,272	24,841
Cost of sales - services	4,216	3,516	8,123	7,044
Research and development	697	706	1,334	1,375
Selling, general, and administrative	1,573	1,449	3,021	2,843
Total costs and expenses	19,475	18,296	37,750	36,103
Other income (expense), net	40	(896)	44	(524)
Operating profit	2,146	529	4,181	2,399
Non-operating expense (income), net:
Non-service pension income	(351)	(374)	(717)	(760)
Interest expense, net	457	475	900	880
Total non-operating expense, net	106	101	183	120
Income before income taxes	2,040	428	3,998	2,279
Income tax expense	315	253	648	361
Net income	1,725	175	3,350	1,918
Less: Noncontrolling interest in subsidiaries’ earnings	68	64	158	98
Net income attributable to common shareowners	$1,657	$111	$3,192	$1,820

Earnings Per Share attributable to common shareowners:
Basic	$1.24	$0.08	$2.38	$1.37
Diluted	1.22	0.08	2.36	1.36
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$1,725	$175	$3,350	$1,918
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	863	(68)	1,362	(189)
Pension and postretirement benefit plans adjustments	(181)	(46)	(256)	(97)
Change in unrealized cash flow hedging	138	21	282	(52)
Other comprehensive income (loss), before tax	820	(93)	1,388	(338)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(4)	10	(24)	39
Other comprehensive income (loss), net of tax	816	(83)	1,364	(299)
Comprehensive income	2,541	92	4,714	1,619
Less: Comprehensive income attributable to noncontrolling interest	68	64	158	98
Comprehensive income attributable to common shareowners	$2,473	$28	$4,556	$1,521
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,782	$5,578
Accounts receivable, net	12,385	10,976
Contract assets, net	15,686	14,570
Inventory, net	14,012	12,768
Other assets, current	7,792	7,241
Total current assets	54,657	51,133
Customer financing assets	2,104	2,246
Fixed assets	33,947	32,783
Accumulated depreciation	(17,742)	(16,694)
Fixed assets, net	16,205	16,089
Operating lease right-of-use assets	1,869	1,864
Goodwill	53,327	52,789
Intangible assets, net	32,748	33,443
Other assets	6,229	5,297
Total assets	$167,139	$162,861
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$1,635	$183
Accounts payable	13,433	12,897
Accrued employee compensation	2,133	2,620
Other accrued liabilities	15,861	14,831
Contract liabilities	19,186	18,616
Long-term debt currently due	2,084	2,352
Total current liabilities	54,332	51,499
Long-term debt	38,259	38,726
Operating lease liabilities, non-current	1,617	1,632
Future pension and postretirement benefit obligations	2,038	2,104
Other long-term liabilities	6,646	6,942
Total liabilities	102,892	100,903
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	41	35
Shareowners’ Equity:
Common stock	37,680	37,434
Treasury stock	(26,995)	(27,112)
Retained earnings	54,104	53,589
Accumulated other comprehensive loss	(2,391)	(3,755)
Total shareowners’ equity	62,398	60,156
Noncontrolling interest	1,808	1,767
Total equity	64,206	61,923
Total liabilities, redeemable noncontrolling interest, and equity	$167,139	$162,861
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Operating Activities:
Net income	$3,350	$1,918
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,128	2,131
Deferred income tax provision	121	185
Stock compensation cost	224	223
Net periodic pension income	(636)	(666)
Share-based 401(k) matching contributions	307	146
Gain on sale of business, net of transaction costs (Note 2)	—	(415)
Change in:
Accounts receivable	(1,137)	587
Contract assets	(1,190)	(1,457)
Inventory	(1,197)	(1,361)
Other current assets	(100)	217
Accounts payable and accrued liabilities	(141)	1,245
Contract liabilities	343	512
Other operating activities, net	(309)	(190)
Net cash flows provided by operating activities	1,763	3,075
Investing Activities:
Capital expenditures	(1,043)	(1,004)
Dispositions of businesses, net of cash transferred	—	1,283
Increase in other intangible assets	(226)	(318)
Receipts (payments) from settlements of derivative contracts, net	145	(29)
Other investing activities, net	(63)	28
Net cash flows used in investing activities	(1,187)	(40)
Financing Activities:
Repayment of long-term debt	(789)	(1,700)
Change in commercial paper, net (Note 9)	1,432	—
Change in other short-term borrowings, net	18	43
Dividends paid	(1,750)	(1,592)
Repurchase of common stock	(50)	(100)
Other financing activities, net	(270)	(242)
Net cash flows used in financing activities	(1,409)	(3,591)
Effect of foreign exchange rate changes on cash and cash equivalents	54	(12)
Net decrease in cash, cash equivalents, and restricted cash	(779)	(568)
Cash, cash equivalents, and restricted cash, beginning of period	5,606	6,626
Cash, cash equivalents, and restricted cash, end of period	4,827	6,058
Less: Restricted cash, included in Other assets, current and Other assets	45	47
Cash and cash equivalents, end of period	$4,782	$6,011
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2025	2024	2025	2024
Equity beginning balance	$63,307	$62,100	$61,923	$61,410
Common Stock
Beginning balance	37,515	37,108	37,434	37,055
Common stock plans activity	99	117	106	111
Share-based 401(k) matching contributions	66	77	140	136
Ending balance	37,680	37,302	37,680	37,302
Treasury Stock
Beginning balance	(27,069)	(27,029)	(27,112)	(26,977)
Share-based 401(k) matching contributions	74	—	167	—
Common stock repurchased	—	(51)	(50)	(103)
Ending balance	(26,995)	(27,080)	(26,995)	(27,080)
Retained Earnings
Beginning balance	54,277	53,052	53,589	52,154
Net income attributable to common shareholders	1,657	111	3,192	1,820
Dividends on common stock	(1,740)	(1,646)	(2,543)	(2,415)
Dividends on ESOP common stock	(80)	(30)	(117)	(44)
Other	(10)	1	(17)	(27)
Ending balance	54,104	51,488	54,104	51,488
Unearned ESOP Shares
Beginning balance	—	(11)	—	(15)
Share-based 401(k) matching contributions	—	4	—	8
Ending balance	—	(7)	—	(7)
Accumulated Other Comprehensive Loss
Beginning balance	(3,207)	(2,635)	(3,755)	(2,419)
Other comprehensive income (loss), net of tax	816	(83)	1,364	(299)
Ending balance	(2,391)	(2,718)	(2,391)	(2,718)
Noncontrolling Interest
Beginning balance	1,791	1,615	1,767	1,612
Net income	68	64	158	98
Less: Redeemable noncontrolling interest net income	(4)	(4)	(6)	(4)
Dividends attributable to noncontrolling interest	(47)	(10)	(111)	(41)
Ending balance	1,808	1,665	1,808	1,665
Equity at June 30	$64,206	$60,650	$64,206	$60,650
Supplemental share information
Shares of common stock issued under employee plans, net	1,535	1,219	4,438	4,378
Shares of common stock repurchased	—	486	396	1,046
Treasury shares reissued related to 401(k) matching contributions	1,053	—	2,376	—
Dividends declared per share of common stock	$1.360	$1.260	$1.990	$1.850
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2025 and for the quarters and six months ended June 30, 2025 and 2024 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2024 Annual Report on Form 10-K.
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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a calendar quarter end. Throughout this Form 10-Q, when we refer to the quarters and six months ended June 30, 2025 and 2024 with respect to Raytheon, we are referring to their June 29, 2025 and June 30, 2024 fiscal quarter ends, respectively.
Legal Matters. As previously disclosed, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” See “Note 16: Commitments and Contingencies” for additional information.
Note 2: Acquisitions and Dispositions
Dispositions. On June 30, 2025, we entered into a definitive agreement to sell the Simmonds Precision Products business within our Collins segment for approximately $0.8 billion in cash. The closing of this transaction is subject to required regulatory approvals and other customary closing conditions.
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
On July 20, 2023, we entered into a definitive agreement to sell the actuation and flight control business within our Collins segment to Safran S.A. for gross proceeds of approximately $1.8 billion. During the fourth quarter of 2024, as a result of progress towards regulatory approvals, held for sale criteria was met. At June 30, 2025, assets of approximately $1.6 billion and liabilities of approximately $0.6 billion are held for sale. Held for sale assets primarily include $0.7 billion of goodwill and intangible assets presented in Other assets and $0.3 billion of inventory presented in Other assets, current, within the Condensed Consolidated Balance Sheet. Held for sale liabilities primarily include $0.4 billion of contract liabilities and other accrued liabilities presented in Other accrued liabilities within the Condensed Consolidated Balance Sheet. We completed the sale of this business for gross proceeds of $1.8 billion on July 21, 2025.

Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2025
Collins Aerospace (1)	$32,223	$(256)	$793	$32,760
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,986	—	1	18,987
Total Segments	52,772	(256)	794	53,310
Eliminations and other	17	—	—	17
Total	$52,789	$(256)	$794	$53,327
(1)    The reduction in Acquisitions and Divestitures includes the reclassification of goodwill to held for sale and presented in Other assets within the Condensed Consolidated Balance Sheet.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2025		December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,248	$(2,138)	$6,159	$(1,996)
Exclusivity assets	3,780	(246)	3,692	(361)
Developed technology and other	1,190	(726)	1,197	(698)
Customer relationships	29,379	(13,219)	29,388	(12,401)
	40,597	(16,329)	40,436	(15,456)
Indefinite-lived:
Trademarks and other	8,480	—	8,463	—
Total	$49,077	$(16,329)	$48,899	$(15,456)
Amortization of intangible assets for the quarters and six months ended June 30, 2025 and 2024 was $508 million and $1,009 million and $534 million and $1,060 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2025 through 2030:

(dollars in millions)	Remaining 2025	2026	2027	2028	2029	2030
Amortization expense	$1,069	$2,000	$1,890	$1,819	$1,679	$1,642
Note 4: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to common shareowners	$1,657	$111	$3,192	$1,820
Basic weighted average number of shares outstanding	1,340.6	1,331.8	1,338.8	1,330.5
Stock awards and equity units (share equivalent)	13.4	10.3	14.1	9.2
Diluted weighted average number of shares outstanding	1,354.0	1,342.1	1,352.9	1,339.7
Earnings Per Share attributable to common shareowners:
Basic	$1.24	$0.08	$2.38	$1.37
Diluted	1.22	0.08	2.36	1.36

The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2025, the number of stock awards excluded from the computation was 1.8 million and 2.5 million, respectively. For the quarter and six months ended June 30, 2024, the number of stock awards excluded from the computation was 3.9 million and 9.6 million, respectively.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Total net sales	$(99)	$3	$(145)	$(15)
Operating profit	(117)	(62)	(275)	(224)
Income attributable to common shareowners (1)	(92)	(49)	(217)	(177)
Diluted earnings per share attributable to common shareowners (1)	$(0.07)	$(0.04)	$(0.16)	$(0.13)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the quarter ended June 30, 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination.” As a result of this action, Raytheon recognized a $0.6 billion charge related to the estimated impact of this termination. This charge included the write-off of remaining contract assets and the estimated settlement with the customer. The Raytheon Contract Termination was completed, including customer settlement, during the fourth quarter of 2024, in line with previously accrued amounts.

Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
Accounts receivable	$12,722	$11,265
Allowance for expected credit losses	(337)	(289)
Total accounts receivable, net	$12,385	$10,976
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	June 30, 2025	December 31, 2024
Contract assets, net	$15,686	$14,570
Contract liabilities	(19,186)	(18,616)
Net contract liabilities	$(3,500)	$(4,046)
Contract assets, net, increased $1.1 billion during the six months ended June 30, 2025 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney, partially offset by an increase in the allowance for expected credit losses due to a customer bankruptcy recorded at Pratt & Whitney in the second quarter of 2025. Contract liabilities increased $0.6 billion during the six months ended June 30, 2025 primarily due to advances received and billings in excess of sales on certain contracts at Pratt & Whitney. We recognized revenue of $2.0 billion and $5.0 billion during the quarter and six months ended June 30, 2025 related to contract liabilities outstanding as of January 1, 2025 and recognized revenue of $1.8 billion and $4.4 billion during the quarter and six months ended June 30, 2024, related to contract liabilities outstanding as of January 1, 2024.
Contract assets are net of an allowance for expected credit losses of $0.7 billion and $0.5 billion as of June 30, 2025 and December 31, 2024, respectively. The increase in allowance for expected credit losses as of June 30, 2025 as compared to December 31, 2024 was primarily related to an increase in reserves as a result of a customer bankruptcy recorded at Pratt & Whitney in the quarter ended June 30, 2025.
Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
Raw materials	$4,559	$4,164
Work-in-process	4,822	4,493
Finished goods	4,631	4,111
Total inventory, net	$14,012	$12,768
Note 9: Borrowings and Lines of Credit
As of June 30, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. At December 31, 2024, we had no commercial paper borrowings outstanding. As of June 30, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2025 we had $1.4 billion of commercial paper borrowings outstanding. At June 30, 2025, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 4.7%. There were no new borrowings and no new repayments of commercial paper with maturities greater than 90 days during the six months ended June 30, 2025 and 2024.

We made the following repayments of long-term debt during the six months ended June 30, 2025 and 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	$750
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2025	December 31, 2024
3 Month SOFR plus 1.225% term loan due 2025	$—	$750
3.950% notes due 2025 (1)	1,500	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	580	520
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100

(dollars in millions)	June 30, 2025	December 31, 2024
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	192	232
Total principal long-term debt	40,416	41,146
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(73)	(68)
Total long-term debt	40,343	41,078
Less: current portion	2,084	2,352
Long-term debt, net of current portion	$38,259	$38,726
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of June 30, 2025 is approximately 12 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	11	10	14	12
PRB plans	1	4	11	13
Defined contribution plans	340	339	741	734
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2025	December 31, 2024
Non-current pension assets (included in Other assets)	$2,358	$1,819
Current pension and PRB liabilities (included in Accrued employee compensation)	257	256
Future pension and postretirement benefit obligations	2,038	2,104
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2025	December 31, 2024
Non-current pension liabilities	$1,473	$1,532
Non-current PRB liabilities	498	523
Other pension and PRB related items	67	49
Future pension and postretirement benefit obligations	$2,038	$2,104

The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Operating expense
Service cost	$42	$47	$84	$94
Non-operating expense
Interest cost	586	596	1,169	1,192
Expected return on plan assets	(921)	(936)	(1,838)	(1,873)
Amortization of prior service credit	(36)	(42)	(75)	(85)
Recognized actuarial net loss	5	5	10	10
Net settlement, curtailment, and special termination benefit (gain) loss	14	3	14	(4)
Non-service pension income	(352)	(374)	(720)	(760)
Total net periodic pension income	$(310)	$(327)	$(636)	$(666)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2025	December 31, 2024
Marketable securities held in trusts	$679	$786
Note 11: Income Taxes
Our effective tax rate for the quarter and six months ended June 30, 2025 was 15.4% and 16.2%, respectively, as compared to 59.1% and 15.8% for the quarter and six months ended June 30, 2024.
The effective tax rate for the quarter ended June 30, 2025 includes a tax benefit of $33 million associated with the conclusion of the Internal Revenue Service (IRS) examination of RTX’s 2020 tax year. The effective tax rate for the quarter ended June 30, 2024 includes the impact of the $918 million charge associated with the Resolution of Certain Legal Matters where no related tax benefit was recorded in the quarter.
The effective tax rate for the six months ended June 30, 2025 and June 30, 2024 are relatively consistent. However, the effective tax rate for the six months ended June 30, 2025 includes the impact from the IRS examination noted above and the effective tax rate for the six months ended June 30, 2024 includes a $275 million tax benefit recognized from the conclusion of the examination phases of the RTX and Rockwell Collins audits, a $143 million tax cost associated with the sale of the CIS business, and the impact of the $918 million charge associated with the Resolution of Certain Legal Matters.
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
In connection with certain IRS audits, the Company has previously filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company is in the process of disputing these adjustments at the Appeals Division of the IRS. The Company expects resolution at the Appeals Division for the RTX and Rockwell tax years within the next twelve months. The timing of any resolution at the Appeals Division for the Raytheon Company tax years is uncertain.
During the quarter ended March 31, 2025, the Company received an unfavorable decision from the Appeals Committee of the Kingdom of Saudi Arabia (KSA) General Secretariat of the Tax Committees (GTSC) and recorded the net income impact of this decision. The Company continues to believe the position of the KSA tax authority is not supported by the facts in question or KSA tax law and is pursuing available options to seek reversal of the GSTC’s decision.

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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $21 billion and $17 billion at June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$473	$177
	Other accrued liabilities	291	350
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$17	$10
	Other accrued liabilities	16	101
At June 30, 2025, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
During the quarter ended June 30, 2025, the Company entered into forward exchange contracts to partially hedge its net investment in certain foreign subsidiaries denominated in EUR and CAD. The Company assesses the effectiveness of its net investment hedges using the spot method. Cash receipts or payments on derivatives designated as net investment hedges are recorded as investing cash flows within the Condensed Consolidated Statement of Cash Flows.
As of December 31, 2024, we had €320 million of our €500 million principal value of euro-denominated long-term debt designated as a net investment hedge against our investments in European businesses. At March 31, 2025, this was no longer designated as a net investment hedge. For the quarter and six months ended June 30, 2025, the effects are reflected within Other income (expense), net.
The effect of cash flow hedging and net investment hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and six months ended June 30, 2025 and 2024 are presented in “Note 17: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	June 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$679	$609	$70	$—
Derivative assets	490	—	490	—
Derivative liabilities	307	—	307	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$786	$721	$65	$—
Derivative assets	187	—	187	—
Derivative liabilities	451	—	451	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of June 30, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$40,262	$37,877	$40,991	$37,956
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,877	$—	$35,845	$2,032

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,956	$—	$35,180	$2,776
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

(dollars in millions)	June 30, 2025	December 31, 2024
Current assets	$11,611	$10,315
Non-current assets	1,128	1,060
Total assets	$12,739	$11,375
Current liabilities	$14,130	$13,595
Non-current liabilities	123	140
Total liabilities	$14,253	$13,735
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2026. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of June 30, 2025 and December 31, 2024, the following financial guarantees were outstanding:

	June 30, 2025		December 31, 2024
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$211	$—	$274	$—
Third party guarantees	44	—	79	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees was $0.1 billion at June 30, 2025 and December 31, 2024.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $0.1 billion at June 30, 2025 and December 31, 2024. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2025 and 2024 were as follows:

(dollars in millions)	2025	2024
Balance as of January 1	$993	$1,091
Warranties and performance guarantees issued	152	134
Settlements	(108)	(152)
Other	7	(5)
Balance as of June 30	$1,044	$1,068
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both June 30, 2025 and December 31, 2024, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.6 billion and $14.1 billion as of June 30, 2025 and December 31, 2024, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also lease aircraft and subsequently sublease the aircraft to customers under long-term non-cancelable operating leases, or pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. The stated values of these letters of credit agreements and surety bonds totaled $3.9 billion as of June 30, 2025.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2025, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At June 30, 2025 and December 31, 2024, we had other accrued liabilities of $1.1 billion and $1.7 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during the six months ended June 30, 2025 was primarily due to customer compensation in the form of credits issued to customers during the period.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.4 billion at June 30, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($356 million at June 30, 2025). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.

As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($196 million at June 30, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($171 million at June 30, 2025). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($92 million at June 30, 2025). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the U.S. DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million due by August 29, 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $251 million in the aggregate as of June 30, 2025 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
UTC Equity Conversion Litigation
As previously disclosed, on December 6, 2022, a shareholder derivative lawsuit was filed in the Delaware Court of Chancery against the Company and certain current and former members of its Board of Directors, alleging that defendants breached their fiduciary duties in May 2020 by amending the method by which United Technologies Corporation (UTC) equity awards were converted to certain Company equity awards following the separation of UTC into three independent, publicly traded companies. On July 23, 2024, in response to a motion to dismiss filed by defendants, the Court dismissed the shareholder derivative lawsuit in its entirety with prejudice. On May 28, 2025, the Delaware Supreme Court affirmed the dismissal, concluding the case in the Company’s favor.
Civil Litigation Related to Employee Hiring Practices
Pratt & Whitney was one of multiple defendants in a class action lawsuit pending in the United States District Court for the District of Connecticut alleging that Pratt & Whitney and the other defendants agreed to restrict the hiring and recruiting of certain engineers and skilled laborers in a manner that violated federal antitrust laws. As of December 2024, all defendants, including Pratt & Whitney, reached a settlement with class counsel. The Court granted final approval of the settlement in May 2025. The case is now concluded.
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

Note 17: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2025 and 2024 is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2025
Balance at March 31, 2025	$(449)	$(2,745)	$(13)	$(3,207)
Other comprehensive income (loss) before reclassifications, net	863	(143)	112	832
Amounts reclassified, pre-tax	—	(38)	26	(12)
Tax benefit (expense)	—	30	(34)	(4)
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	1,362	(179)	259	$1,442
Amounts reclassified, pre-tax	—	(77)	23	$(54)
Tax benefit (expense)	1	39	(64)	(24)
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)
(1)The amount of foreign currency translation recognized in Other Comprehensive Income (loss) (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 12: Financial Instruments”.

(dollars in millions)	Foreign Currency Translation	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2024
Balance at March 31, 2024	$(562)	$(2,065)	$(8)	$(2,635)
Other comprehensive income (loss) before reclassifications, net	(68)	(3)	20	(51)
Amounts reclassified, pre-tax	—	(43)	1	(42)
Tax benefit (expense)	(2)	9	3	10
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(189)	(10)	(61)	(260)
Amounts reclassified, pre-tax	—	(87)	9	(78)
Tax benefit (expense)	(3)	21	21	39
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)
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

RTX’s chief operating decision maker (CODM) is our Chairman and Chief Executive Officer. The CODM uses segment operating profit as a profitability measure to assess actual and forecasted segment performance to make decisions regarding incentive compensation and the allocation of capital and other investments. Total sales and operating profit by segment include inter-segment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. These pricing arrangements may result in margins different than what the purchasing segment realizes on the ultimate third-party sale.
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
Results for the quarters ended June 30, 2025 and 2024 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,622	$(329)	$(6,120)	$1,173	15.4%
Pratt & Whitney	7,631	(249)	(6,890)	492	6.4%
Raytheon	7,001	(121)	(6,075)	805	11.5%
Total segment	22,254	$(699)	$(19,085)	2,470	11.1%
Eliminations and other (2)	(673)			24
Corporate expenses and other unallocated items	—			(47)
FAS/CAS operating adjustment	—			186
Acquisition accounting adjustments	—			(487)
Consolidated	$21,581			$2,146	9.9%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$6,999	$(354)	$(5,527)	$1,118	16.0%
Pratt & Whitney	6,802	(274)	(5,986)	542	8.0%
Raytheon (3)	6,511	(80)	(6,304)	127	2.0%
Total segment	20,312	$(708)	$(17,817)	1,787	8.8%
Eliminations and other (2)	(591)			(36)
Corporate expenses and other unallocated items (4)	—			(930)
FAS/CAS operating adjustment	—			212
Acquisition accounting adjustments	—			(504)
Consolidated	$19,721			$529	2.7%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Operating Profit and Margin includes a $0.6 billion charge in the second quarter of 2024 related to the Raytheon Contract Termination. See “Note 5: Changes in Contract Estimates at Completion” for additional information.
(4)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters.

Results for the six months ended June 30, 2025 and 2024 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$14,839	$(641)	$(11,937)	$2,261	15.2%
Pratt & Whitney	14,997	(479)	(13,446)	1,072	7.1%
Raytheon	13,341	(219)	(11,639)	1,483	11.1%
Total segment	43,177	$(1,339)	$(37,022)	4,816	11.2%
Eliminations and other (2)	(1,290)			36
Corporate expenses and other unallocated items	—			(85)
FAS/CAS operating adjustment	—			371
Acquisition accounting adjustments	—			(957)
Consolidated	$41,887			$4,181	10.0%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$13,672	$(667)	$(11,038)	$1,967	14.4%
Pratt & Whitney	13,258	(543)	(11,761)	954	7.2%
Raytheon (3)	13,170	(169)	(11,878)	1,123	8.5%
Total segment	40,100	$(1,379)	$(34,677)	4,044	10.1%
Eliminations and other (2)	(1,074)			(41)
Corporate expenses and other unallocated items (4)	—			(1,026)
FAS/CAS operating adjustment	—			426
Acquisition accounting adjustments	—			(1,004)
Consolidated	$39,026			$2,399	6.1%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Operating Profit and Margin includes a $0.6 billion charge in the second quarter of 2024 related to the Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions,” respectively, for additional information.
(4)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters.
Capital Expenditures and Depreciation and Amortization segment information for the quarters ended June 30, 2025 and 2024 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$171	$147	$220	$207
Pratt & Whitney	180	207	194	192
Raytheon	134	144	135	126
Total segment	485	498	549	525
Corporate, eliminations, and other	45	39	21	20
Acquisition accounting adjustments			506	527
Consolidated	$530	$537	$1,076	$1,072

Capital Expenditures and Depreciation and Amortization segment information for the six months ended June 30, 2025 and 2024 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$283	$272	$437	$410
Pratt & Whitney	333	346	388	385
Raytheon	359	336	266	253
Total segment	975	954	1,091	1,048
Corporate, eliminations, and other	68	50	42	38
Acquisition accounting adjustments			995	1,045
Consolidated	$1,043	$1,004	$2,128	$2,131
Total assets by segment are as follows:

(dollars in millions)	June 30, 2025	December 31, 2024
Collins Aerospace (1)	$74,247	$72,372
Pratt & Whitney (1)	47,670	44,307
Raytheon (1)	44,855	44,936
Total segment	166,772	161,615
Corporate, eliminations, and other	367	1,246
Consolidated	$167,139	$162,861
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
Segment sales disaggregated by geographic region based on customer location for the quarters ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,514	$3,260	$4,909	$54	$11,737	$3,406	$3,273	$4,914	$32	$11,625
Europe	1,750	1,539	916	—	4,205	1,645	1,407	536	1	3,589
Asia Pacific	934	1,870	606	—	3,410	780	1,334	547	—	2,661
Middle East and North Africa	271	150	483	—	904	195	172	424	—	791
Other regions	460	812	53	—	1,325	390	615	50	—	1,055
Consolidated net sales	6,929	7,631	6,967	54	21,581	6,416	6,801	6,471	33	19,721
Inter-segment sales	693	—	34	(727)	—	583	1	40	(624)	—
Business segment sales	$7,622	$7,631	$7,001	$(673)	$21,581	$6,999	$6,802	$6,511	$(591)	$19,721

Segment sales disaggregated by geographic region for the six months ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$6,862	$6,678	$9,356	$107	$23,003	$6,727	$6,283	$9,896	$80	$22,986
Europe	3,480	3,378	1,759	1	8,618	3,260	3,077	1,083	2	7,422
Asia Pacific	1,760	3,111	1,131	—	6,002	1,471	2,528	1,088	1	5,088
Middle East and North Africa	510	325	917	—	1,752	376	310	954	—	1,640
Other regions	904	1,504	104	—	2,512	751	1,059	80	—	1,890
Consolidated net sales	13,516	14,996	13,267	108	41,887	12,585	13,257	13,101	83	39,026
Inter-segment sales	1,323	1	74	(1,398)	—	1,087	1	69	(1,157)	—
Business segment sales	$14,839	$14,997	$13,341	$(1,290)	$41,887	$13,672	$13,258	$13,170	$(1,074)	$39,026
Segment sales disaggregated by type of customer for the quarters ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,852	$1,470	$4,900	$51	$8,273	$1,630	$1,511	$4,880	$31	$8,052
Foreign military sales through the U.S. government	104	404	1,127	—	1,635	82	386	801	—	1,269
Foreign government direct commercial sales	321	180	932	—	1,433	317	160	694	—	1,171
Commercial aerospace and other commercial sales	4,652	5,577	8	3	10,240	4,387	4,744	96	2	9,229
Consolidated net sales	6,929	7,631	6,967	54	21,581	6,416	6,801	6,471	33	19,721
Inter-segment sales	693	—	34	(727)	—	583	1	40	(624)	—
Business segment sales	$7,622	$7,631	$7,001	$(673)	$21,581	$6,999	$6,802	$6,511	$(591)	$19,721
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by type of customer for the six months ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$3,511	$3,055	$9,335	$104	$16,005	$3,194	$3,069	$9,837	$79	$16,179
Foreign military sales through the U.S. government	220	783	2,103	—	3,106	163	696	1,659	—	2,518
Foreign government direct commercial sales	648	328	1,808	1	2,785	626	318	1,434	1	2,379
Commercial aerospace and other commercial sales	9,137	10,830	21	3	19,991	8,602	9,174	171	3	17,950
Consolidated net sales	13,516	14,996	13,267	108	41,887	12,585	13,257	13,101	83	39,026
Inter-segment sales	1,323	1	74	(1,398)	—	1,087	1	69	(1,157)	—
Business segment sales	$14,839	$14,997	$13,341	$(1,290)	$41,887	$13,672	$13,258	$13,170	$(1,074)	$39,026
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by sales type for the quarters ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,408	$4,123	$5,975	$45	$15,551	$5,027	$3,849	$5,657	$29	$14,562
Services	1,521	3,508	992	9	6,030	1,389	2,952	814	4	5,159
Consolidated net sales	6,929	7,631	6,967	54	21,581	6,416	6,801	6,471	33	19,721
Inter-segment sales	693	—	34	(727)	—	583	1	40	(624)	—
Business segment sales	$7,622	$7,631	$7,001	$(673)	$21,581	$6,999	$6,802	$6,511	$(591)	$19,721
Segment sales disaggregated by sales type for the six months ended June 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$10,518	$8,155	$11,381	$88	$30,142	$9,860	$7,806	$11,124	$75	$28,865
Services	2,998	6,841	1,886	20	11,745	2,725	5,451	1,977	8	10,161
Consolidated net sales	13,516	14,996	13,267	108	41,887	12,585	13,257	13,101	83	39,026
Inter-segment sales	1,323	1	74	(1,398)	—	1,087	1	69	(1,157)	—
Business segment sales	$14,839	$14,997	$13,341	$(1,290)	$41,887	$13,672	$13,258	$13,170	$(1,074)	$39,026
Raytheon segment sales disaggregated by contract type for the quarters ended June 30, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Fixed-price	$3,991	$3,318
Cost-type	2,976	3,153
Consolidated net sales	6,967	6,471
Inter-segment sales	34	40
Business segment sales	$7,001	$6,511
Raytheon segment sales disaggregated by contract type for the six months ended June 30, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Fixed-price	$7,596	$6,611
Cost-type	5,671	6,490
Consolidated net sales	13,267	13,101
Inter-segment sales	74	69
Business segment sales	$13,341	$13,170
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $236 billion as of June 30, 2025. Of the total RPO as of June 30, 2025, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
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
Other new pronouncements issued but not effective until after June 30, 2025 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and six months ended June 30, 2025 and 2024, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 22, 2025, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of June 30, 2025, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2025 and 2024, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 22, 2025

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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and six months ended June 30, 2025 and 2024 with respect to Raytheon, we are referring to their June 29, 2025 and June 30, 2024 fiscal quarter ends, respectively.
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
Global Supply Chain. We are dependent on a global supply chain and have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions impacted our ability to procure raw materials, including certain rare earth elements, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Pratt & Whitney IAM Work Stoppage. On May 27, 2025, the International Association of Machinists and Aerospace Workers (IAM) Local 1746 and Local 700 (District 26) voted to ratify a new contract with Pratt & Whitney, thereby ending the work stoppage initiated on May 5, 2025, which impacted production and aftermarket service of certain Pratt & Whitney commercial and military engine models, including the PW1100G-JM Geared Turbo Fan, and the F135. The IAM work stoppage reduced engine deliveries during the second quarter of 2025. Full production operations for all affected engine programs resumed in June 2025.
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
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, China, the European Union, Canada and other countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for the quarter ended June 30, 2025, reflect our best estimate of the impact of the tariffs then in effect. As the duration and extent of the tariffs and counter tariffs remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of the announced tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget & Tax Legislation. On March 15, 2025, the President signed a continuing resolution (CR) under which U.S. government Departments and Agencies will continue to operate through September 30, 2025, the end of the government fiscal year. The CR funds the government at fiscal year 2024 levels with certain exceptions, including the addition of approximately $6 billion to the DoD budget. Although Congress provided guidelines to the Executive Branch, the CR generally permits individual Departments and Agencies to determine the areas and programs to fund. The impact of the CR on RTX ultimately will depend on funding decisions, however, RTX currently does not expect that the CR will materially impact our business or results of operations.
On July 4th, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. We do not expect the new provisions of the Act to have a significant impact to tax expense and cash flows for 2025.
The Act also provides a supplementary $156.2 billion to the DoD for obligations through 2029. Congress has also begun deliberations on the President’s budget request for fiscal year 2026.
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
Executive Order Regarding the Iron Dome for America. On January 27, 2025, the U.S. government issued an executive order calling for the development and deployment of a next-generation missile defense shield. On May 20, 2025, the DoD announced a draft architecture and implementation plan for the system and the Act allocates $24.4 billion to the DoD for the project. With next generation technologies across all domains that build upon existing, proven defense capabilities, RTX’s portfolio is well-positioned to play a role to deliver reliable solutions for the Iron Dome for America initiative. Whether this Executive Order or corresponding funding will have a material impact on our business or results or operations will depend on a variety of factors including award timelines, mission priorities, and future budget determinations.
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
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to continuing tensions between Israel and the U.S. with Iran, resumed Houthi missile attacks against Israel, and uncertainty related to regime change in Syria. RTX’s commercial manufacturing facilities in Israel remain open and operational and we continue to reassess operations daily, based upon Israel directives and the local security situation. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, although we could experience future delivery delays of certain products if further escalations arise. To date, the overall impacts to RTX from this situation have been minimal; however, given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2024 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.
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
Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Net sales	$21,581	$19,721	$41,887	$39,026
The factors contributing to the change year-over-year in total net sales for the quarter and six months ended June 30, 2025 are as follows:

(dollars in millions)	Quarter Ended June 30, 2025	Six Months Ended June 30, 2025
Organic (1)	$1,783	$3,304
Acquisitions and divestitures, net	(30)	(522)
Other	107	79
Total change	$1,860	$2,861
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $1.8 billion organically in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to higher organic net sales of $0.8 billion at Pratt & Whitney, $0.6 billion at Collins, and $0.4 billion at Raytheon.
Net sales increased $3.3 billion organically in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to higher organic net sales of $1.7 billion at Pratt & Whitney, $1.2 billion at Collins, and $0.6 billion at Raytheon.
The decrease in net sales due to Acquisitions and divestitures, net of $0.5 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024.
See “Segment Review” below for further information by segment.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Net Sales
Products	$15,551	$14,562	72.1%	73.8%
Services	6,030	5,159	27.9%	26.2%
Total net sales	$21,581	$19,721	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.0 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to increases in external products sales of $0.4 billion at Collins, $0.3 billion at Pratt & Whitney, and $0.3 billion at Raytheon.
Net services sales increased $0.9 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily due to increases in external services sales of $0.6 billion at Pratt & Whitney, $0.2 billion at Raytheon, and $0.1 billion at Collins.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Net Sales
Products	$30,142	$28,865	72.0%	74.0%
Services	11,745	10,161	28.0%	26.0%
Total net sales	$41,887	$39,026	100%	100%
Net products sales increased $1.3 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by increases in external products sales of $0.7 billion at Collins, $0.3 billion at Pratt & Whitney, and $0.3 billion at Raytheon.
Net services sales increased $1.6 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to increases in external services sales of $1.4 billion at Pratt & Whitney and $0.3 billion at Collins, partially offset by a decrease in external services sales of $0.1 billion at Raytheon, primarily driven by the sale of the CIS business within our Raytheon segment completed in the first quarter of 2024.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Sales to the U.S. government (1)	$8,273	$8,052	38.3%	40.8%
Foreign military sales through the U.S. government	1,635	1,269	7.6%	6.4%
Foreign government direct commercial sales	1,433	1,171	6.6%	5.9%
Commercial aerospace and other commercial sales	10,240	9,229	47.4%	46.8%
Total net sales	$21,581	$19,721	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Sales to the U.S. government (1)	$16,005	$16,179	38.2%	41.5%
Foreign military sales through the U.S. government	3,106	2,518	7.4%	6.5%
Foreign government direct commercial sales	2,785	2,379	6.6%	6.1%
Commercial aerospace and other commercial sales	19,991	17,950	47.7%	46.0%
Total net sales	$41,887	$39,026	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Total cost of sales	$17,205	$16,141	$33,395	$31,885
Percentage of net sales	79.7%	81.8%	79.7%	81.7%

The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2025 are as follows:

(dollars in millions)	Quarter Ended June 30, 2025	Six Months Ended June 30, 2025
Organic (1)	$1,510	$2,579
Acquisitions and divestitures, net	(23)	(471)
Restructuring	13	57
FAS/CAS operating adjustment	28	58
Acquisition accounting adjustments	(18)	(46)
Other	(446)	(667)
Total change	$1,064	$1,510
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $1.5 billion for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales decreased $0.4 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, primarily driven by a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the termination of a fixed price development contract with a foreign customer (herein referred to as “Raytheon Contract Termination”).
The organic increase in total cost of sales of $2.6 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
Other cost of sales decreased $0.7 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the Raytheon Contract Termination and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.5 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily driven by the sale of the CIS business within our Raytheon segment completed in the first quarter of 2024.
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

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Cost of sales
Products	$12,989	$12,625	60.2%	64.0%
Services	4,216	3,516	19.5%	17.8%
Total cost of sales	$17,205	$16,141	79.7%	81.8%
Net products cost of sales increased $0.4 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, primarily driven by increases in external products cost of sales at Collins, Pratt & Whitney, and Raytheon, each driven by the products sales changes noted above. The increase was partially offset by a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the Raytheon Contract Termination.
Net services cost of sales increased $0.7 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, primarily due to increases in external services cost of sales at Pratt & Whitney, Raytheon, and Collins, driven by the services sales changes noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Cost of sales
Products	$25,272	$24,841	60.3%	63.7%
Services	8,123	7,044	19.4%	18.0%
Total cost of sales	$33,395	$31,885	79.7%	81.7%
Net products cost of sales increased $0.4 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by increases in external products cost of sales at Collins, Pratt & Whitney, and Raytheon, each driven by the products sales changes noted above. The increase was partially offset by a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the Raytheon Contract Termination and charges of $0.2 billion recorded in the first quarter of 2024 at Collins as a result of initiating alternative titanium sources.
Net services cost of sales increased $1.1 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins, driven by the services sales changes noted above, partially offset by a decrease in external services cost of sales at Raytheon, primarily driven by the sale of the CIS business completed in the first quarter of 2024.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Company-funded	$697	$706	$1,334	$1,375
Percentage of net sales	3.2%	3.6%	3.2%	3.5%
Customer-funded (1)	$1,247	$1,186	$2,447	$2,422
Percentage of net sales	5.8%	6.0%	5.8%	6.2%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Company-funded research and development expenses for the quarter and six months ended June 30, 2025 were relatively consistent with the quarter and six months ended June 30, 2024, respectively.
The increase in Customer-funded research and development expenses of $0.1 billion for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily driven by higher expenses on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military development programs. These increases were partially offset by lower customer-funded expenses at Raytheon primarily related to the Next Generation Interceptor (NGI) program.
Customer-funded research and development expenses for the six months ended June 30, 2025 were relatively consistent with the six months ended June 30, 2024.
Selling, General, and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Selling, general, and administrative	$1,573	$1,449	$3,021	$2,843
Percentage of net sales	7.3%	7.3%	7.2%	7.3%
The increase in Selling, general, and administrative expenses of $0.1 billion for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily driven by a $0.1 billion charge at Pratt & Whitney related to a customer bankruptcy during the second quarter of 2025.
The increase in Selling, general, and administrative expenses of $0.2 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by a $0.1 billion charge at Pratt & Whitney related to a customer bankruptcy during the second quarter of 2025 and $0.1 billion of higher restructuring costs related to ongoing cost reduction efforts driven by various workforce reductions primarily initiated in the first half of 2025 at Collins.

We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income (Expense), Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Other income (expense), net	$40	$(896)	$44	$(524)
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income (expense), net of $0.9 billion for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily due to the absence of a $0.9 billion charge recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters.
The increase in Other income (expense), net of $0.6 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the absence of a $0.9 billion charge recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters, partially offset by the absence of a $0.4 billion gain on sale of the CIS business net of transaction and other related costs, in the first quarter of 2024.
Operating Profit

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Operating profit	$2,146	$529	$4,181	$2,399
Operating profit margin	9.9%	2.7%	10.0%	6.1%
The increase in Operating profit of $1.6 billion for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily driven by the operating performance of our segments and the absence of charges recorded in the first half of 2024, including a $0.9 billion charge related to the Resolution of Certain Legal Matters and a $0.6 billion charge related to the Raytheon Contract Termination. These increases were partially offset by a $0.1 billion charge at Pratt & Whitney related to a customer bankruptcy during the second quarter of 2025.
The increase in Operating profit of $1.8 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by an increase in the operating performance of our segments of $0.7 billion and the absence of charges recorded in the first half of 2024, including a $0.9 billion charge related to the Resolution of Certain Legal Matters, a $0.6 billion charge related to the Raytheon Contract Termination, and charges of $0.2 billion at Collins as a result of initiating alternative titanium sources. These items were partially offset by $0.1 billion of higher restructuring costs, a $0.1 billion charge at Pratt & Whitney related to a customer bankruptcy, and the absence of a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024.
Non-service Pension Income

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Non-service pension income	$(351)	$(374)	$(717)	$(760)
The Non-service pension income in the quarter and six months ended June 30, 2025 was relatively consistent with the quarter and six months ended June 30, 2024, respectively.

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Interest expense	$480	$488	$982	$908
Interest income	(28)	(19)	(79)	(30)
Other non-operating expense (income) (1)	5	6	(3)	2
Interest expense, net	$457	$475	$900	$880
Average interest expense rate	4.5%	4.6%	4.5%	4.6%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net for the quarter and six months ended June 30, 2025 was relatively consistent with the quarter and six months ended June 30, 2024, respectively.
The increase in Interest expense of $0.1 billion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the reversal of interest accruals as a result of the conclusion of certain tax audits recorded during the first half of 2024, partially offset by lower net interest expense on long-term debt and short-term borrowings in the first half of 2025.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective income tax rate	15.4%	59.1%	16.2%	15.8%
Our effective tax rate for the quarter and six months ended June 30, 2025 was 15.4% and 16.2%, respectively, as compared to 59.1% and 15.8% for the quarter and six months ended June 30, 2024.
The effective tax rate for the quarter ended June 30, 2025 includes a tax benefit of $33 million associated with the conclusion of the Internal Revenue Service (IRS) examination of RTX’s 2020 tax year. The effective tax rate for the quarter ended June 30, 2024 includes the impact of the $918 million charge associated with the Resolution of Certain Legal Matters where no related tax benefit was recorded in the quarter.
The effective tax rate for the six months ended June 30, 2025 and June 30, 2024 are relatively consistent. However, the effective tax rate for the six months ended June 30, 2025 includes the impact from the IRS examination noted above and the effective tax rate for the six months ended June 30, 2024 includes a $275 million tax benefit recognized from the conclusion of the examination phases of the RTX and Rockwell Collins audits, a $143 million tax cost associated with the sale of the CIS business, and the impact of the $918 million charge associated with the Resolution of Certain Legal Matters.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to common shareowners	$1,657	$111	$3,192	$1,820
Diluted earnings per share	$1.22	$0.08	$2.36	$1.36
Net income attributable to common shareowners for the quarter ended June 30, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.28.
Net income attributable to common shareowners for the quarter ended June 30, 2024 includes the following:
•a charge related to the Resolution of Certain Legal Matters of $0.9 billion, which had an unfavorable impact on diluted EPS of $0.68;
•    a charge of $0.4 billion, net of tax, related to the Raytheon Contract Termination, which had an unfavorable impact on diluted EPS of $0.33; and
•    acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of
$0.29.
Net income attributable to common shareowners for the six months ended June 30, 2025 includes the following:
•acquisition accounting adjustments of $0.7 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.55;

•restructuring charges of $0.1 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.10.
Net income attributable to common shareowners for the six months ended June 30, 2024 includes the following:
•a charge related to the Resolution of Certain Legal Matters of $0.9 billion, which had an unfavorable impact on diluted EPS of $0.69;
•acquisition accounting adjustments of $0.8 billion, net of tax, which had an unfavorable impact on diluted EPS of
$0.58;
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$7,622	$6,999	$14,839	$13,672
Pratt & Whitney	7,631	6,802	14,997	13,258
Raytheon	7,001	6,511	13,341	13,170
Total segment	22,254	20,312	43,177	40,100
Eliminations and other (1)	(673)	(591)	(1,290)	(1,074)
Consolidated	$21,581	$19,721	$41,887	$39,026
(1)    Includes the operating results of certain smaller operations.

Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$1,173	$1,118	$2,261	$1,967
Pratt & Whitney	492	542	1,072	954
Raytheon (2)	805	127	1,483	1,123
Total segment	2,470	1,787	4,816	4,044
Eliminations and other (1)	24	(36)	36	(41)
Corporate expenses and other unallocated items (3)	(47)	(930)	(85)	(1,026)
FAS/CAS operating adjustment	186	212	371	426
Acquisition accounting adjustments	(487)	(504)	(957)	(1,004)
Consolidated	$2,146	$529	$4,181	$2,399
(1)    Includes the operating results of certain smaller operations.
(2)    Operating Profit and Margin includes a $0.6 billion charge in the second quarter of 2024 related to the Raytheon Contract Termination and a $0.4 billion gain, net of transaction and other related costs, in the first quarter of 2024 related to the sale of our CIS business. See “Note 5: Changes in Contract Estimates at Completion” and “Note 2: Acquisitions and Dispositions,” respectively, within Item 1 of this Form 10-Q for additional information.
(3)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters.
Included in segment Operating profit are EAC adjustments, which relate to changes in Operating profit and margin due to revisions to total estimated revenues and costs at completion. These changes may reflect improved or deteriorated operating performance, as well as changes in facts and assumptions related to contract options, contract modifications, incentive and award fees associated with program performance, customer activity levels, and other customer-directed changes. For a full description of our EAC process, refer to “Note 5: Changes in Contract Estimates at Completion” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts, and given the types and complexity of the assumptions and estimates we must make on an on-going basis, and the nature of the work required to be performed under our contracts, we have both favorable and unfavorable EAC adjustments in the ordinary course.
We had the following net EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Total net EAC adjustments	$(117)	$(62)	$(275)	$(224)
The change in net EAC adjustments of approximately $50 million for both the quarter and six months ended June 30, 2025 compared to the quarter and six months ended June 30, 2024 was primarily due to unfavorable changes in net EAC adjustments across our businesses. The changes were spread across numerous programs and contracts, with no individual or common significant driver.
In addition to the amounts included in the table above, during the second quarter of 2024, Raytheon initiated the Raytheon Contract Termination and recognized a $0.6 billion charge related to its impact. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The Raytheon Contract Termination was completed, including the customer settlement, during the fourth quarter of 2024, in line with previously accrued amounts.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $236 billion and $218 billion as of June 30, 2025 and December 31, 2024, respectively. Total backlog includes commercial backlog of $144 billion and $125 billion as of June 30, 2025 and December 31, 2024, and defense backlog of $92 billion and $93 billion as of June 30, 2025 and December 31, 2024, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $12 billion and $11 billion for the quarters ended June 30, 2025 and 2024, respectively, and approximately $21 billion and $22 billion for the six months ended June 30, 2025 and 2024.
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

Collins Aerospace

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$7,622	$6,999	9%	$14,839	$13,672	9%
Operating profit	1,173	1,118	5%	2,261	1,967	15%
Operating profit margins	15.4%	16.0%		15.2%	14.4%
Quarter Ended June 30, 2025 Compared with Quarter Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$631	$(31)	$—	$23	$623
Operating profit	91	—	(27)	(9)	55
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.6 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 primarily relates to higher commercial aerospace aftermarket sales of $0.3 billion, higher defense sales of $0.3 billion, and a slight increase in commercial aerospace OEM sales. The increase in commercial aerospace aftermarket sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased volume. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily due to higher defense operating profit of $0.1 billion, principally driven by higher volume and favorable mix. Commercial aerospace operating profit in the quarter ended June 30, 2025 was slightly higher as compared to the prior year as the benefit of higher commercial aftermarket volume was mostly offset by unfavorable OEM mix including the impact of higher tariffs.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,223	$(63)	$—	$7	$1,167
Operating profit	278	(3)	(134)	153	294
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.

The organic net sales increase of $1.2 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily relates to higher commercial aerospace aftermarket sales of $0.7 billion, higher defense sales of $0.5 billion and a slight increase in commercial aerospace OEM sales. The increase in commercial aerospace aftermarket sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased volume. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic profit increase of $0.3 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to higher commercial aerospace operating profit of $0.2 billion principally driven by higher commercial aerospace aftermarket sales volume, partially offset by unfavorable OEM mix including the impact of higher tariffs. Defense operating profit increased $0.1 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the higher volume and favorable mix.
The increase in Other operating profit of $0.2 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the absence of $0.2 billion of charges in the first quarter of 2024, primarily related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources.
The increase in restructuring costs in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 relates to ongoing cost reduction efforts driven by various workforce reductions primarily initiated in the first half of 2025.
Defense Bookings – In addition to a number of smaller bookings, in the six months ended June 30, 2025, Collins booked $358 million as the primary subcontractor for the U.S. Navy's solution for engineering design and manufacturing of the Very Low Frequency communication subsystem, which is intended to provide secure and survivable communications to the U.S. Navy.

Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$7,631	$6,802	12%	$14,997	$13,258	13%
Operating profit	492	542	(9)%	1,072	954	12%
Operating profit margins	6.4%	8.0%		7.1%	7.2%
Quarter Ended June 30, 2025 Compared with Quarter Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$811	$—	$—	$18	$829
Operating profit	79	—	7	(136)	(50)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.8 billion in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, reflects higher commercial aftermarket sales of $0.6 billion, primarily driven by higher volume in large commercial engines and higher commercial OEM sales of $0.2 billion driven by favorable mix within large commercial engines. Military sales were flat driven by lower F135 volume, including the impact of contract award timing.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024 reflects higher commercial aerospace operating profit of $0.1 billion, driven by higher commercial aftermarket sales volume, and favorable large commercial OEM mix, partially offset by unfavorable aftermarket mix and the impact of higher tariffs. Organic operating profit also benefited from lower research and development expenses.
The decrease in other operating profit of $0.1 billion in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily relates to a $0.1 billion charge related to a customer bankruptcy during the second quarter of 2025.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,741	$—	$—	$(2)	$1,739
Operating profit	242	—	15	(139)	118
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.7 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflects higher commercial aftermarket sales of $1.4 billion primarily driven by higher volume. The increase also includes higher commercial OEM sales of $0.3 billion, primarily driven by higher volume and favorable mix within large commercial engines. Military sales increased $0.1 billion, primarily due to higher engine deliveries on the tanker program and higher volume on the F135 Engine Core Upgrade, partially offset by the impact of contract award timing.
The organic profit increase of $0.2 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven by higher commercial aerospace operating profit of $0.2 billion, primarily driven by higher commercial aftermarket volume, partially offset by lower commercial OEM operating profit, including higher tariff costs, driven by the higher volume discussed above, and unfavorable aftermarket mix. Organic operating profit also benefited from lower research and development expenses.
The decrease in other operating profit of $0.1 billion in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily relates to a $0.1 billion charge related to a customer bankruptcy during the second quarter of 2025.
Defense Bookings – In addition to a number of smaller bookings, in the six months ended June 30, 2025, Pratt & Whitney booked $541 million for F135 sustainment.

Raytheon

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$7,001	$6,511	8%	$13,341	$13,170	1%
Operating profit	805	127	534%	1,483	1,123	32%
Operating profit margins	11.5%	2.0%		11.1%	8.5%
Defense Bookings	$9,399	$5,028	87%	$13,795	$13,150	5%
Quarter Ended June 30, 2025 Compared with Quarter Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$415	$—	$—	$75	$490
Operating Profit	85	—	3	590	678
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.4 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily due to higher net sales of $0.4 billion from land and air defense systems programs primarily driven by higher net sales on international Patriot programs and international National Advanced Surface-to-Air Missile System (NASAMS) programs. The increase in the quarter was also driven by higher net sales of $0.1 billion from naval power programs primarily due to higher net sales on Evolved SeaSparrow Missile (ESSM) programs and SPY-6 radar programs, partially offset by lower net sales of $0.1 billion driven by lower development program volume within air and space defense systems.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was driven by a favorable change in mix and other performance of approximately $50 million and higher volume of approximately $40 million. The favorable change in mix and other performance was primarily due to increased production on international Patriot programs. The increase in volume was primarily driven by the higher net sales discussed above.
The Other net sales and operating profit increases of $0.1 billion and $0.6 billion, respectively, in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 was primarily due to a charge related to the Raytheon Contract Termination initiated in the second quarter of 2024.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$561	$(460)	$—	$70	$171
Operating Profit	173	(34)	12	209	360
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $0.6 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to higher net sales of $0.7 billion from land and air defense systems programs primarily driven by higher net sales on international Patriot programs, international NASAMS programs, and Lower Tier Air and Missile Defense Sensor (LTAMDS) programs, and higher net sales of $0.2 billion from naval power programs primarily due to higher net sales on ESSM programs and SPY-6 radar programs. These increases were partially offset by lower net sales of $0.3 billion driven by lower development program volume within air and space defense systems.
The organic operating profit increase of $0.2 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a favorable change in mix and other performance of $0.1 billion and higher volume of approximately $40 million. The favorable change in mix and other performance was primarily driven by increased production on international Patriot programs. The increase in volume was principally driven by the higher net sales discussed above. In addition, favorable changes in net EAC adjustments were a modest contributor to the organic operating profit increase.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily relates to the sale of the CIS business completed in the first quarter of 2024.

The other net sales and operating profit increases of $0.1 billion and $0.2 billion, respectively, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 were primarily due to a charge related to the Raytheon Contract Termination initiated in the second quarter of 2024, with the operating profit decrease partially offset by a gain on sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024.
Defense Backlog and Bookings – Backlog was $64 billion as of June 30, 2025 and $63 billion as of December 31, 2024. In addition to a number of smaller bookings, in the quarter ended June 30, 2025, Raytheon booked $1.1 billion for AIM-9X Sidewinder Block II short-range air-to-air missiles for the U.S. Navy and international customers, $901 million to provide Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), $647 million for a SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $581 million for Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force, $326 million for an advanced development program for the U.S. government, $325 million for an Advanced Tactical Electro-Optical Infrared (EO/IR) system for the U.S. Air Force, $322 million for SM-3 to the MDA and international customers, $314 million for various Multi-Spectral Targeting System-A (MTS-A) for the U.S. Navy and international customers, $300 million to provide ESSM to the U.S. Navy, and $1.8 billion on a number of classified contracts. In addition to these bookings, in the six months ended June 30, 2025, Raytheon booked $529 million to provide Patriot systems for the Netherlands, $251 million to provide ESSM for Japan, and $651 million on a number of classified contracts.
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

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Eliminations and other	$(673)	$(591)	$24	$(36)
Corporate expenses and other unallocated items	—	—	(47)	(930)
The increase in eliminations and other net sales of $0.1 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $0.1 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, was primarily due to a gain related to the increase in fair value on an investment recognized in the second quarter of 2025.
The change in corporate expenses and other unallocated items of $0.9 billion in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, was primarily due to a $0.9 billion charge recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters.

	Net Sales		Operating Profit
	Six months ended June 30,		Six months ended June 30,
(dollars in millions)	2025	2024	2025	2024
Eliminations and other	$(1,290)	$(1,074)	$36	$(41)
Corporate expenses and other unallocated items	—	—	(85)	(1,026)
The increase in eliminations and other sales of $0.2 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $0.1 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily due to a gain related to the increase in fair value on an investment recognized in the second quarter of 2025.
The change in Corporate expenses and other unallocated items of $0.9 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily due to a $0.9 billion charge recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters.

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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
FAS service cost (expense)	$(30)	$(34)	$(60)	$(69)
CAS expense	216	246	431	495
FAS/CAS operating adjustment	$186	$212	$371	$426
The FAS/CAS operating adjustments in the quarter and six months ended June 30, 2025 were relatively consistent with the quarter and six months ended June 30, 2025, respectively.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Amortization of acquired intangibles	$(498)	$(516)	$(978)	$(1,022)
Amortization of property, plant, and equipment fair value adjustment	(8)	(11)	(17)	(23)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	19	23	38	41
Acquisition accounting adjustments	$(487)	$(504)	$(957)	$(1,004)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$(203)	$(205)	$(403)	$(416)
Pratt & Whitney	(81)	(70)	(147)	(130)
Raytheon	(203)	(229)	(407)	(458)
Total segment	(487)	(504)	(957)	(1,004)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(487)	$(504)	$(957)	$(1,004)
Acquisition accounting adjustments in the quarter and six months ended June 30, 2025 were relatively consistent with the quarter and six months ended June 30, 2024.

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$4,782	$5,578
Total debt	41,978	41,261
Total equity	64,206	61,923
Total capitalization (total debt plus total equity)	106,184	103,184
Total debt to total capitalization	40%	40%
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
At June 30, 2025, we had cash and cash equivalents of $4.8 billion, of which approximately 48% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. In March 2025, our Moody’s Investors Service outlook improved from Baa1/negative to Baa1/stable. In June 2025, our S&P Global rating was affirmed and our outlook was revised from BBB+/negative to BBB+/stable. Though the Company expects to continue having adequate access to funds, declines in our credit ratings or Company outlook could result in higher borrowing costs.
As of June 30, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2025, we had $1.4 billion of commercial paper borrowings outstanding. At June 30, 2025, short-term commercial paper borrowings outstanding had a weighted-average interest rate of 4.7%.
We made the following repayment of long-term debt during the six months ended June 30, 2025:

Date	Description of Notes	Aggregate Principal Balance (in millions)
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	$750
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

Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Net cash flows provided by operating activities	$1,763	$3,075
Included within Net income for the six months ended June 30, 2024, was a $0.9 billion charge related to the Resolution of Certain Legal Matters and a $0.4 billion, net of tax, charge related to the Raytheon Contract Termination, both of which had no effect on cash flow in that period. These charges also had the effect of increasing Other accrued liabilities by $1.3 billion in the six months ended June 30, 2024.
Excluding the impact of these charges, the $1.3 billion decrease in cash flows provided by operating activities in the six months ended June 30, 2025 compared to in the six months ended June 30, 2024, was primarily driven by an increase in accounts receivable, including an increase in collaborator receivables, due to timing of collections, and higher tax payments in the six months ended June 30, 2025. These changes were partially offset by higher net income after adjustments to reconcile to net cash provided by operating activities.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.2 billion decrease in cash provided by operating activities during the six months ended June 30, 2025 compared to during the six months ended June 30, 2024.
We made tax payments, net of refunds of $0.7 billion and $0.2 billion in the six months ended June 30, 2025 and 2024, respectively.
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
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Net cash flows used in investing activities	$(1,187)	$(40)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.1 billion change in cash flows used in investing activities in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily related to the sale of the CIS business during the quarter ended March 31, 2024 for proceeds of approximately $1.3 billion in cash.
During the six months ended June 30, 2025 and 2024, other intangible assets increased by $0.2 billion and $0.3 billion, respectively, primarily related to collaboration payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Net cash flows used in financing activities	$(1,409)	$(3,591)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $2.2 billion change in cash flows used in financing activities in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by an increase in issuance of commercial paper of $1.4 billion and lower 2025 long-term debt repayments of $0.9 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt repayments.

At June 30, 2025, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Six Months Ended June 30,
	2025		2024
(dollars in millions; shares in thousands)	$	Shares	$	Shares
Shares of common stock repurchased (1)	$50	396	$100	1,045
(1)    Amounts relate to share repurchases that were settled in cash during the period.
On May 1, 2025, the Board of Directors declared a dividend of $0.68 per share payable June 12, 2025 to shareowners of record at the close of business on May 23, 2025. On June 27, 2025, the Board of Directors declared a dividend of $0.68 per share payable September 4, 2025 to shareowners of record at the close of business on August 15, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2025. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2024 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. From time to time, oral or written forward-looking statements may also be included in other information released to the public. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, levels of consumer and business confidence, the imposition and duration of tariffs (including counter tariffs) and other trade measures and the inability of RTX to mitigate U.S. tariffs and countermeasures including by exemptions, exclusions, operational changes or otherwise, and geopolitical risks, including, without limitation, in the Middle East and Ukraine;
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
•risks relating to RTX’s reliance on U.S. and non-U.S. suppliers and commodity markets, including the effect of sanctions, tariffs (and counter tariffs) and other trade measures and the duration thereof, delays, and disruptions in the delivery of materials and services to RTX or its suppliers and cost increases, and the inability of RTX to mitigate U.S. tariffs and countermeasures including by exemptions, exclusions, operational changes or otherwise;
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
•risks relating to the Deferred Prosecution Agreements, Securities and Exchange Commission (SEC) Administrative Order, the Consent Agreement; and the related investigations by the SEC and the Department of Justice (DOJ);
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
•risks relating to insufficient indemnity or insurance coverage;
•risks relating to artificial intelligence;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2025.

2025	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
April 1 - April 30	—	$—	—	$615
May 1 - May 31	—	—	—	615
June 1 - June 30	—	—	—	615
Total	—	$—	—
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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended June 30, 2025, we did not repurchase shares outside of the program.
Item 5.        Other Information
During the quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RTX CORPORATION (Registrant)

Dated:	July 22, 2025	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 22, 2025	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)