Form 10-Q
period 2025-09-30
RTX Corp
filed 2025-10-21
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
At September 30, 2025, there were 1,340,771,942 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Net Sales:
Products sales	$16,264	$14,708	$46,406	$43,573
Services sales	6,214	5,381	17,959	15,542
Total net sales	22,478	20,089	64,365	59,115
Costs and Expenses:
Cost of sales - products	13,593	12,336	38,865	37,177
Cost of sales - services	4,305	3,719	12,428	10,763
Research and development	684	751	2,018	2,126
Selling, general, and administrative	1,436	1,389	4,457	4,232
Total costs and expenses	20,018	18,195	57,768	54,298
Other income (expense), net	63	134	107	(390)
Operating profit	2,523	2,028	6,704	4,427
Non-operating expense (income), net:
Non-service pension income	(364)	(374)	(1,081)	(1,134)
Interest expense, net	449	496	1,349	1,376
Total non-operating expense, net	85	122	268	242
Income before income taxes	2,438	1,906	6,436	4,185
Income tax expense	432	371	1,080	732
Net income	2,006	1,535	5,356	3,453
Less: Noncontrolling interest in subsidiaries’ earnings	88	63	246	161
Net income attributable to common shareowners	$1,918	$1,472	$5,110	$3,292

Earnings Per Share attributable to common shareowners:
Basic	$1.43	$1.10	$3.81	$2.47
Diluted	1.41	1.09	3.77	2.45
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$2,006	$1,535	$5,356	$3,453
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	16	749	1,378	560
Pension and postretirement benefit plans adjustments	(12)	(116)	(268)	(213)
Change in unrealized cash flow hedging	(65)	139	217	87
Other comprehensive income (loss), before tax	(61)	772	1,327	434
Income tax benefit (expense) related to items of other comprehensive income (loss)	20	(23)	(4)	16
Other comprehensive income (loss), net of tax	(41)	749	1,323	450
Comprehensive income	1,965	2,284	6,679	3,903
Less: Comprehensive income attributable to noncontrolling interest	88	63	246	161
Comprehensive income attributable to common shareowners	$1,877	$2,221	$6,433	$3,742
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$5,966	$5,578
Accounts receivable, net	12,837	10,976
Contract assets, net	16,604	14,570
Inventory, net	13,806	12,768
Other assets, current	7,905	7,241
Total current assets	57,118	51,133
Customer financing assets	2,071	2,246
Fixed assets	34,370	32,783
Accumulated depreciation	(18,045)	(16,694)
Fixed assets, net	16,325	16,089
Operating lease right-of-use assets	1,899	1,864
Goodwill	53,311	52,789
Intangible assets, net	32,260	33,443
Other assets	5,688	5,297
Total assets	$168,672	$162,861
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$215	$183
Accounts payable	14,552	12,897
Accrued employee compensation	2,937	2,620
Other accrued liabilities	14,835	14,831
Contract liabilities	20,111	18,616
Long-term debt currently due	584	2,352
Total current liabilities	53,234	51,499
Long-term debt	38,260	38,726
Operating lease liabilities, non-current	1,650	1,632
Future pension and postretirement benefit obligations	1,981	2,104
Other long-term liabilities	7,154	6,942
Total liabilities	102,279	100,903
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	34	35
Shareowners’ Equity:
Common stock	37,869	37,434
Treasury stock	(26,937)	(27,112)
Retained earnings	56,014	53,589
Accumulated other comprehensive loss	(2,432)	(3,755)
Total shareowners’ equity	64,514	60,156
Noncontrolling interest	1,845	1,767
Total equity	66,359	61,923
Total liabilities, redeemable noncontrolling interest, and equity	$168,672	$162,861
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Operating Activities:
Net income	$5,356	$3,453
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,219	3,225
Deferred income tax provision (benefit)	598	(119)
Stock compensation cost	337	328
Net periodic pension income	(956)	(992)
Share-based 401(k) matching contributions	435	215
Gain on sale of Cybersecurity, Intelligence and Services (CIS) business, net of transaction costs	—	(415)
Change in:
Accounts receivable	(1,488)	936
Contract assets	(2,124)	(2,453)
Inventory	(1,015)	(1,705)
Other current assets	(979)	(242)
Accounts payable and accrued liabilities	2,096	2,327
Contract liabilities	1,329	1,196
Other operating activities, net	(406)	(156)
Net cash flows provided by operating activities	6,402	5,598
Investing Activities:
Capital expenditures	(1,657)	(1,556)
Dispositions of businesses, net of cash transferred	1,188	1,283
Increase in other intangible assets	(347)	(447)
Receipts from settlements of derivative contracts, net	187	3
Other investing activities, net	(87)	(38)
Net cash flows used in investing activities	(716)	(755)
Financing Activities:
Repayment of long-term debt	(2,289)	(1,700)
Change in other short-term borrowings, net	6	31
Dividends paid	(2,660)	(2,415)
Repurchase of common stock	(50)	(394)
Other financing activities, net	(339)	(271)
Net cash flows used in financing activities	(5,332)	(4,749)
Effect of foreign exchange rate changes on cash and cash equivalents	44	11
Net increase in cash, cash equivalents, and restricted cash	398	105
Cash, cash equivalents, and restricted cash, beginning of period	5,606	6,626
Cash, cash equivalents, and restricted cash, end of period	6,004	6,731
Less: Restricted cash, included in Other assets, current and Other assets	38	49
Cash and cash equivalents, end of period	$5,966	$6,682
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2025	2024	2025	2024
Equity beginning balance	$64,206	$60,650	$61,923	$61,410
Common Stock
Beginning balance	37,680	37,302	37,434	37,055
Common stock plans activity	119	(102)	225	9
Share-based 401(k) matching contributions	70	76	210	212
Ending balance	37,869	37,276	37,869	37,276
Treasury Stock
Beginning balance	(26,995)	(27,080)	(27,112)	(26,977)
Share-based 401(k) matching contributions	58	10	225	10
Common stock repurchased	—	(71)	(50)	(174)
Ending balance	(26,937)	(27,141)	(26,937)	(27,141)
Retained Earnings
Beginning balance	54,104	51,488	53,589	52,154
Net income attributable to common shareholders	1,918	1,472	5,110	3,292
Dividends on common stock	—	—	(2,543)	(2,415)
Dividends on ESOP common stock	—	—	(117)	(44)
Other	(8)	(12)	(25)	(39)
Ending balance	56,014	52,948	56,014	52,948
Unearned ESOP Shares
Beginning balance	—	(7)	—	(15)
Share-based 401(k) matching contributions	—	7	—	15
Ending balance	—	—	—	—
Accumulated Other Comprehensive Loss
Beginning balance	(2,391)	(2,718)	(3,755)	(2,419)
Other comprehensive income, net of tax	(41)	749	1,323	450
Ending balance	(2,432)	(1,969)	(2,432)	(1,969)
Noncontrolling Interest
Beginning balance	1,808	1,665	1,767	1,612
Net income	88	63	246	161
Less: Redeemable noncontrolling interest net income	(2)	(2)	(8)	(6)
Dividends attributable to noncontrolling interest	(49)	(28)	(160)	(69)
Other	—	14	—	14
Ending balance	1,845	1,712	1,845	1,712
Equity at September 30	$66,359	$62,826	$66,359	$62,826
Supplemental share information
Shares of common stock issued under employee plans, net	1,400	1,282	5,838	5,660
Shares of common stock repurchased	—	653	396	1,699
Treasury shares reissued related to 401(k) matching contributions	830	148	3,206	148
Dividends declared per share of common stock	$—	$—	$1.990	$1.850
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at September 30, 2025 and for the quarters and nine months ended September 30, 2025 and 2024 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2024 Annual Report on Form 10-K.
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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a calendar quarter end. Throughout this Form 10-Q, when we refer to the quarters and nine months ended September 30, 2025 and 2024 with respect to Raytheon, we are referring to their September 28, 2025 and September 29, 2024 fiscal quarter ends, respectively.
Legal Matters. As previously disclosed, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” See “Note 16: Commitments and Contingencies” for additional information.
Note 2: Acquisitions and Dispositions
Dispositions. On July 21, 2025, we completed the previously announced sale of the actuation and flight control business within our Collins segment for gross proceeds of $1.8 billion. Cash received of $1.6 billion, net of cash transferred, included amounts attributable to continuing service agreements supporting the buyer post-closing. The sale resulted in a pre-tax gain of $0.1 billion, which was recorded in Other income (expense), net within the Condensed Consolidated Statement of Operations.
On June 30, 2025, we entered into a definitive agreement to sell the Simmonds Precision Products business within our Collins segment for approximately $0.8 billion in gross proceeds. The sale of this business was completed on October 6, 2025.
On March 29, 2024, we completed the sale of the Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction and other related costs, of $0.4 billion ($0.2 billion after tax), primarily recognized in Other income (expense), net within the Condensed Consolidated Statement of Operations.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of September 30, 2025
Collins Aerospace (1)	$32,223	$(256)	$777	$32,744
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,986	—	1	18,987
Total Segments	52,772	(256)	778	53,294
Eliminations and other	17	—	—	17
Total	$52,789	$(256)	$778	$53,311
(1) The reduction related to Acquisitions and Divestitures includes the reclassification of goodwill to assets held for sale and presented in Other assets within the Condensed Consolidated Balance Sheet.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2025		December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,203	$(2,239)	$6,159	$(1,996)
Exclusivity assets	3,872	(251)	3,692	(361)
Developed technology and other	1,186	(739)	1,197	(698)
Customer relationships	29,333	(13,581)	29,388	(12,401)
	40,594	(16,810)	40,436	(15,456)
Indefinite-lived:
Trademarks and other	8,476	—	8,463	—
Total	$49,070	$(16,810)	$48,899	$(15,456)
Amortization of intangible assets for the quarters and nine months ended September 30, 2025 and 2024 was $520 million and $1,529 million and $560 million and $1,620 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2025 through 2030:

(dollars in millions)	Remaining 2025	2026	2027	2028	2029	2030
Amortization expense	$545	$1,991	$1,897	$1,810	$1,682	$1,644
Note 4: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to common shareowners	$1,918	$1,472	$5,110	$3,292
Basic weighted average number of shares outstanding	1,343.1	1,333.2	1,340.2	1,331.4
Stock awards and equity units (share equivalent)	15.3	13.0	14.5	10.4
Diluted weighted average number of shares outstanding	1,358.4	1,346.2	1,354.7	1,341.8
Earnings Per Share attributable to common shareowners:
Basic	$1.43	$1.10	$3.81	$2.47
Diluted	1.41	1.09	3.77	2.45
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2025, the number of stock awards excluded from the computation was 0.7 million and 1.9 million, respectively. There were no stock awards excluded from the computation for the quarter ended September 30, 2024, and the number of stock awards excluded from the nine months ended September 30, 2024 was 6.4 million.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Total net sales	$(18)	$(63)	$(163)	$(78)
Operating profit	(35)	(91)	(310)	(315)
Income attributable to common shareowners (1)	(28)	(72)	(245)	(249)
Diluted earnings per share attributable to common shareowners (1)	$(0.02)	$(0.05)	$(0.18)	$(0.19)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the nine months ended September 30, 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination.” As a result of this action, Raytheon recognized a $0.6 billion charge related to the estimated impact of this termination. This charge included the write-off of remaining contract assets and the estimated settlement with the customer. The Raytheon Contract Termination was completed, including customer settlement, during the fourth quarter of 2024, in line with previously accrued amounts.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Accounts receivable	$13,177	$11,265
Allowance for expected credit losses	(340)	(289)
Total accounts receivable, net	$12,837	$10,976
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Contract assets, net	$16,604	$14,570
Contract liabilities	(20,111)	(18,616)
Net contract liabilities	$(3,507)	$(4,046)
Contract assets, net, increased $2.0 billion during the nine months ended September 30, 2025 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney, partially offset by an increase in the allowance for expected credit losses due to a customer bankruptcy recorded at Pratt & Whitney in the second quarter of 2025. Contract liabilities increased $1.5 billion during the nine months ended September 30, 2025 primarily due to advances received and billings in excess of sales on certain contracts at Pratt & Whitney. We recognized revenue of $1.5 billion and $6.5 billion during the quarter and nine months ended September 30, 2025 related to contract liabilities outstanding as of January 1, 2025 and recognized revenue of $1.3 billion and $5.7 billion during the quarter and nine months ended September 30, 2024, related to contract liabilities outstanding as of January 1, 2024.
Contract assets are net of an allowance for expected credit losses of $0.7 billion and $0.5 billion as of September 30, 2025 and December 31, 2024, respectively. The increase in allowance for expected credit losses as of September 30, 2025 as compared to December 31, 2024 was primarily related to an increase in reserves as a result of a customer bankruptcy recorded at Pratt & Whitney in the second quarter of 2025.
Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Raw materials	$4,617	$4,164
Work-in-process	4,774	4,493
Finished goods	4,415	4,111
Total inventory, net	$13,806	$12,768
Note 9: Borrowings and Lines of Credit
As of September 30, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of September 30, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2025 and December 31, 2024, we had no commercial paper borrowings outstanding. There were no new borrowings and no new repayments of commercial paper with maturities greater than 90 days during the nine months ended September 30, 2025 and 2024.
We made the following repayments of long-term debt during the nine months ended September 30, 2025 and 2024:

Date	Description of Notes	Aggregate Principal Balance (in millions)
August 18, 2025	3.950% notes due 2025	$1,500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
May 7, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 17, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% Term Loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
3 Month SOFR plus 1.225% term loan due 2025	$—	$750
3.950% notes due 2025 (1)	—	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	2,000	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300

(dollars in millions)	September 30, 2025	December 31, 2024
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	585	520
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	190	232
Total principal long-term debt	38,919	41,146
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(75)	(68)
Total long-term debt	38,844	41,078
Less: current portion	584	2,352
Long-term debt, net of current portion	$38,260	$38,726
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of September 30, 2025 is approximately 12 years.

Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
U.S. qualified defined benefit plans	$—	$—	$—	$—
International defined benefit plans	1	6	15	18
PRB plans	7	6	18	19
Defined contribution plans	316	308	1,057	1,042
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	September 30, 2025	December 31, 2024
Non-current pension assets (included in Other assets)	$2,659	$1,819
Current pension and PRB liabilities (included in Accrued employee compensation)	257	256
Future pension and postretirement benefit obligations	1,981	2,104
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	September 30, 2025	December 31, 2024
Non-current pension liabilities	$1,434	$1,532
Non-current PRB liabilities	480	523
Other pension and PRB related items	67	49
Future pension and postretirement benefit obligations	$1,981	$2,104
The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Operating expense
Service cost	$42	$47	$126	$141
Non-operating expense
Interest cost	587	597	1,756	1,789
Expected return on plan assets	(922)	(937)	(2,760)	(2,810)
Amortization of prior service credit	(32)	(42)	(107)	(127)
Recognized actuarial net loss	5	5	15	15
Net settlement, curtailment, and special termination benefit loss	—	4	14	—
Non-service pension income	(362)	(373)	(1,082)	(1,133)
Total net periodic pension income	$(320)	$(326)	$(956)	$(992)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Marketable securities held in trusts	$713	$786

Note 11: Income Taxes
Our effective tax rate for the quarter and nine months ended September 30, 2025 was 17.7% and 16.8%, respectively, as compared to 19.5% and 17.5% for the quarter and nine months ended September 30, 2024, respectively.
The lower effective tax rate for the quarter ended September 30, 2025 compared to September 30, 2024 was primarily driven by the absence of a $0.2 billion tax charge related to U.S. federal income taxes owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in the quarter ending September 30, 2024 impacting pre-separation tax years. The lower effective tax rate also included additional tax expense in the quarter ended September 30, 2025 due to the sale of the Collins actuation and flight control business and higher taxes for 2025, principally driven by the enactment of “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” on July 4, 2025. Both periods also included tax benefits associated with certain legal entity reorganizations.
The effective tax rates for the nine months ended September 30, 2025 and 2024 were relatively consistent. In addition to the items noted above, the effective tax rate for the nine months ended September 30, 2024 included a $0.3 billion benefit from the impact of the conclusion of the examination phases of the RTX and Rockwell Collins audits, that was more than offset by an unfavorable impact for the tax cost associated with the sale of the CIS business and the impact of the Resolution of Certain Legal Matters accrued during the second quarter of 2024, in which no tax benefit was recorded.
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
In connection with certain Internal Revenue Service (IRS) audits, the Company has previously filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company is in the process of disputing these adjustments at the Appeals Division of the IRS. The Company expects resolution at the Appeals Division for the RTX and Rockwell tax years within the next twelve months. The timing of any resolution at the Appeals Division for the Raytheon Company tax years is uncertain.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $24 billion and $17 billion at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$354	$177
	Other accrued liabilities	274	350
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$8	$10
	Other accrued liabilities	68	101

At September 30, 2025, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company has entered into forward exchange contracts to partially hedge its net investment in certain foreign subsidiaries denominated in EUR and CAD. The Company assesses the effectiveness of its net investment hedges using the spot method. Cash receipts or payments on derivatives designated as net investment hedges are recorded as investing cash flows within the Condensed Consolidated Statement of Cash Flows.
As of December 31, 2024, we had €320 million of our €500 million principal value of euro-denominated long-term debt designated as a net investment hedge against our investments in European businesses. At March 31, 2025, this was no longer designated as a net investment hedge and subsequent effects are reflected within Other income (expense), net.
The effect of cash flow hedging and net investment hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and nine months ended September 30, 2025 and 2024 are presented in “Note 17: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	September 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$713	$641	$72	$—
Derivative assets	362	—	362	—
Derivative liabilities	342	—	342	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$786	$721	$65	$—
Derivative assets	187	—	187	—
Derivative liabilities	451	—	451	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of September 30, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2025		December 31, 2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$38,766	$36,854	$40,991	$37,956

The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$36,854	$—	$34,823	$2,031

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,956	$—	$35,180	$2,776
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

(dollars in millions)	September 30, 2025	December 31, 2024
Current assets	$13,240	$10,315
Non-current assets	1,144	1,060
Total assets	$14,384	$11,375
Current liabilities	$15,142	$13,595
Non-current liabilities	109	140
Total liabilities	$15,251	$13,735
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2062. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of September 30, 2025 and December 31, 2024, the following financial guarantees were outstanding:

	September 30, 2025		December 31, 2024
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$187	$—	$274	$—
Third party guarantees	73	—	79	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees was $0.1 billion at September 30, 2025 and December 31, 2024.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations was $0.1 billion at September 30, 2025 and December 31, 2024. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 16: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2025 and 2024 were as follows:

(dollars in millions)	2025	2024
Balance as of January 1	$993	$1,091
Warranties and performance guarantees issued	219	195
Settlements	(208)	(216)
Other	6	(28)
Balance as of September 30	$1,010	$1,042
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both September 30, 2025 and December 31, 2024, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13.3 billion and $14.1 billion as of September 30, 2025 and December 31, 2024, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual and other obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.1 billion as of September 30, 2025.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2025, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $11.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At September 30, 2025 and December 31, 2024, we had other accrued liabilities of $0.9 billion and $1.7 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual during the nine months ended September 30, 2025 was primarily due to customer compensation in the form of credits issued and cash paid to customers during the period.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.4 billion at September 30, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($383 million at September 30, 2025). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($203 million at September 30, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the DCMA filed an appeal to the United States Court of Appeals for the Federal Circuit. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law and likely will be sustained. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($179 million at September 30, 2025). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($99 million at September 30, 2025). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
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

Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the U.S. DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million paid in August 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $218 million in the aggregate as of September 30, 2025 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
Powder Metal Disclosure Litigation and SEC Investigation
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two sets of civil actions were filed against RTX. First, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s GTF engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. The lawsuits were consolidated, and on September 12, 2025, the Court granted the defendants’ motion to dismiss the consolidated case. On October 14, 2025, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. Second, multiple shareholder derivative lawsuits were filed against current and former officers and directors of the Company, all of which have now been consolidated into a single action which is pending in the United States District Court for the District of Delaware. The operative complaint in the consolidated action alleges that the defendants caused the Company to make materially false and misleading statements relating to Pratt & Whitney’s GTF engines, and failed to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting. Based on the information available to date, we do not believe that either matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
The Company has received subpoenas from the SEC seeking engineering, operational, organizational, accounting, and financial documents and witness testimony in connection with an investigation relating to the Company’s disclosures in 2023 of issues arising from Pratt & Whitney’s use of powder metal in manufacturing various engine parts, its identification of certain risks associated with those manufacturing processes, and corrective actions identified by Pratt & Whitney to mitigate those risks. The Company is continuing to cooperate with the SEC’s ongoing investigation. At this time, we are unable to predict the timing or outcome of this SEC investigation.
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
Note 17: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2025 and 2024 is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2025
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)
Other comprehensive income (loss) before reclassifications, net	29	20	(57)	(8)
Amounts reclassified, pre-tax	(13)	(32)	(8)	(53)
Tax benefit (expense)	(1)	7	14	20
Balance at September 30, 2025	$429	$(2,901)	$40	$(2,432)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	1,391	(159)	202	$1,434
Amounts reclassified, pre-tax	(13)	(109)	15	$(107)
Tax benefit (expense)	—	46	(50)	(4)
Balance at September 30, 2025	$429	$(2,901)	$40	$(2,432)
(1)The amount of foreign currency translation recognized in Other Comprehensive Income (loss) (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 12: Financial Instruments”.

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2024
Balance at June 30, 2024	$(632)	$(2,102)	$16	$(2,718)
Other comprehensive income (loss) before reclassifications, net	749	(72)	125	802
Amounts reclassified, pre-tax	—	(44)	14	(30)
Tax benefit (expense)	6	11	(40)	(23)
Balance at September 30, 2024	$123	$(2,207)	$115	$(1,969)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	560	(82)	64	542
Amounts reclassified, pre-tax	—	(131)	23	(108)
Tax benefit (expense)	3	32	(19)	16
Balance at September 30, 2024	$123	$(2,207)	$115	$(1,969)
(1)The amount of foreign currency translation recognized in OCI includes gains (losses) relating to net investment hedges, as further discussed in “Note 12: Financial Instruments”.

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
Results for the quarters ended September 30, 2025 and 2024 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,621	$(307)	$(6,054)	$1,260	16.5%
Pratt & Whitney	8,423	(267)	(7,405)	751	8.9%
Raytheon	7,045	(115)	(6,071)	859	12.2%
Total segment	23,089	$(689)	$(19,530)	2,870	12.4%
Eliminations and other (2)	(611)			(14)
Corporate expenses and other unallocated items	—			(25)
FAS/CAS operating adjustment	—			199
Acquisition accounting adjustments	—			(507)
Consolidated	$22,478			$2,523	11.2%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,075	$(369)	$(5,644)	$1,062	15.0%
Pratt & Whitney	7,239	(257)	(6,425)	557	7.7%
Raytheon	6,386	(125)	(5,614)	647	10.1%
Total segment	20,700	$(751)	$(17,683)	2,266	10.9%
Eliminations and other (2)	(611)			(14)
Corporate expenses and other unallocated items	—			100
FAS/CAS operating adjustment	—			210
Acquisition accounting adjustments	—			(534)
Consolidated	$20,089			$2,028	10.1%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

Results for the nine months ended September 30, 2025 and 2024 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$22,460	$(948)	$(17,991)	$3,521	15.7%
Pratt & Whitney	23,420	(746)	(20,851)	1,823	7.8%
Raytheon	20,386	(334)	(17,710)	2,342	11.5%
Total segment	66,266	$(2,028)	$(56,552)	7,686	11.6%
Eliminations and other (2)	(1,901)			22
Corporate expenses and other unallocated items	—			(110)
FAS/CAS operating adjustment	—			570
Acquisition accounting adjustments	—			(1,464)
Consolidated	$64,365			$6,704	10.4%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$20,747	$(1,036)	$(16,682)	$3,029	14.6%
Pratt & Whitney	20,497	(800)	(18,186)	1,511	7.4%
Raytheon (3)	19,556	(294)	(17,492)	1,770	9.1%
Total segment	60,800	$(2,130)	$(52,360)	6,310	10.4%
Eliminations and other (2)	(1,685)			(55)
Corporate expenses and other unallocated items (4)	—			(926)
FAS/CAS operating adjustment	—			636
Acquisition accounting adjustments	—			(1,538)
Consolidated	$59,115			$4,427	7.5%
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
(4)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters.

Capital Expenditures and Depreciation and Amortization segment information for the quarters ended September 30, 2025 and 2024 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$191	$165	$215	$197
Pratt & Whitney	236	218	189	196
Raytheon	128	142	138	128
Total segment	555	525	542	521
Corporate, eliminations, and other	59	27	23	20
Acquisition accounting adjustments			526	553
Consolidated	$614	$552	$1,091	$1,094
Capital Expenditures and Depreciation and Amortization segment information for the nine months ended September 30, 2025 and 2024 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$474	$437	$652	$607
Pratt & Whitney	568	564	577	581
Raytheon	487	478	404	380
Total segment	1,529	1,479	1,633	1,568
Corporate, eliminations, and other	128	77	65	59
Acquisition accounting adjustments			1,521	1,598
Consolidated	$1,657	$1,556	$3,219	$3,225
Total assets by segment are as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Collins Aerospace (1)	$72,292	$72,372
Pratt & Whitney (1)	50,082	44,307
Raytheon (1)	44,983	44,936
Total segment	167,357	161,615
Corporate, eliminations, and other	1,315	1,246
Consolidated	$168,672	$162,861
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

Segment sales disaggregated by geographic region based on customer location for the quarters ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,631	$3,198	$4,858	$47	$11,734	$3,401	$3,346	$4,615	$49	$11,411
Europe	1,690	2,227	1,306	2	5,225	1,611	1,535	973	1	4,120
Asia Pacific	1,001	2,003	561	2	3,567	825	1,449	515	—	2,789
Middle East and North Africa	291	215	226	—	732	236	179	213	—	628
Other regions	387	781	52	—	1,220	380	730	31	—	1,141
Consolidated net sales	7,000	8,424	7,003	51	22,478	6,453	7,239	6,347	50	20,089
Inter-segment sales	621	(1)	42	(662)	—	622	—	39	(661)	—
Business segment sales	$7,621	$8,423	$7,045	$(611)	$22,478	$7,075	$7,239	$6,386	$(611)	$20,089
Segment sales disaggregated by geographic region for the nine months ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$10,493	$9,876	$14,214	$154	$34,737	$10,128	$9,629	$14,511	$129	$34,397
Europe	5,170	5,605	3,065	3	13,843	4,871	4,612	2,056	3	11,542
Asia Pacific	2,761	5,114	1,692	2	9,569	2,296	3,977	1,603	1	7,877
Middle East and North Africa	801	540	1,143	—	2,484	612	489	1,167	—	2,268
Other regions	1,291	2,285	156	—	3,732	1,131	1,789	111	—	3,031
Consolidated net sales	20,516	23,420	20,270	159	64,365	19,038	20,496	19,448	133	59,115
Inter-segment sales	1,944	—	116	(2,060)	—	1,709	1	108	(1,818)	—
Business segment sales	$22,460	$23,420	$20,386	$(1,901)	$64,365	$20,747	$20,497	$19,556	$(1,685)	$59,115
Segment sales disaggregated by type of customer for the quarters ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,766	$1,759	$4,834	$50	$8,409	$1,757	$1,595	$4,595	$49	$7,996
Foreign military sales through the U.S. government	141	607	1,119	—	1,867	85	433	984	—	1,502
Foreign government direct commercial sales	264	188	1,025	—	1,477	319	196	702	1	1,218
Commercial aerospace and other commercial sales	4,829	5,870	25	1	10,725	4,292	5,015	66	—	9,373
Consolidated net sales	7,000	8,424	7,003	51	22,478	6,453	7,239	6,347	50	20,089
Inter-segment sales	621	(1)	42	(662)	—	622	—	39	(661)	—
Business segment sales	$7,621	$8,423	$7,045	$(611)	$22,478	$7,075	$7,239	$6,386	$(611)	$20,089
(1)    Excludes foreign military sales through the U.S. government.

Segment sales disaggregated by type of customer for the nine months ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$5,277	$4,814	$14,169	$154	$24,414	$4,951	$4,664	$14,432	$128	$24,175
Foreign military sales through the U.S. government	361	1,390	3,222	—	4,973	248	1,129	2,643	—	4,020
Foreign government direct commercial sales	912	516	2,833	1	4,262	945	514	2,136	2	3,597
Commercial aerospace and other commercial sales	13,966	16,700	46	4	30,716	12,894	14,189	237	3	27,323
Consolidated net sales	20,516	23,420	20,270	159	64,365	19,038	20,496	19,448	133	59,115
Inter-segment sales	1,944	—	116	(2,060)	—	1,709	1	108	(1,818)	—
Business segment sales	$22,460	$23,420	$20,386	$(1,901)	$64,365	$20,747	$20,497	$19,556	$(1,685)	$59,115
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,441	$4,767	$6,013	$43	$16,264	$5,024	$4,119	$5,524	$41	$14,708
Services	1,559	3,657	990	8	6,214	1,429	3,120	823	9	5,381
Consolidated net sales	7,000	8,424	7,003	51	22,478	6,453	7,239	6,347	50	20,089
Inter-segment sales	621	(1)	42	(662)	—	622	—	39	(661)	—
Business segment sales	$7,621	$8,423	$7,045	$(611)	$22,478	$7,075	$7,239	$6,386	$(611)	$20,089
Segment sales disaggregated by sales type for the nine months ended September 30, 2025 and 2024 are as follows:

	2025					2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$15,959	$12,922	$17,394	$131	$46,406	$14,884	$11,925	$16,648	$116	$43,573
Services	4,557	10,498	2,876	28	17,959	4,154	8,571	2,800	17	15,542
Consolidated net sales	20,516	23,420	20,270	159	64,365	19,038	20,496	19,448	133	59,115
Inter-segment sales	1,944	—	116	(2,060)	—	1,709	1	108	(1,818)	—
Business segment sales	$22,460	$23,420	$20,386	$(1,901)	$64,365	$20,747	$20,497	$19,556	$(1,685)	$59,115
Raytheon segment sales disaggregated by contract type for the quarters ended September 30, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Fixed-price	$4,089	$3,409
Cost-type	2,914	2,938
Consolidated net sales	7,003	6,347
Inter-segment sales	42	39
Business segment sales	$7,045	$6,386
Raytheon segment sales disaggregated by contract type for the nine months ended September 30, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Fixed-price	$11,685	$10,020
Cost-type	8,585	9,428
Consolidated net sales	20,270	19,448
Inter-segment sales	116	108
Business segment sales	$20,386	$19,556

Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $251 billion as of September 30, 2025. Of the total RPO as of September 30, 2025, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, ASU 2024-03 requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation as well as further disaggregation of income taxes paid for individually significant jurisdictions. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Other new pronouncements issued but not effective until after September 30, 2025 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and nine months ended September 30, 2025 and 2024, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 21, 2025, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of September 30, 2025, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 21, 2025

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
Raytheon follows a 4-4-5 fiscal calendar while Collins Aerospace (Collins) and Pratt & Whitney use a quarter calendar end. Throughout this Form 10-Q, when we refer to the quarters and nine months ended September 30, 2025 and 2024 with respect to Raytheon, we are referring to their September 28, 2025 and September 29, 2024 fiscal quarter ends, respectively.
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
Global Supply Chain. We are dependent on a global supply chain and have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions impacted our ability to procure raw materials, including certain rare earth elements, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs and export controls, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
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
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, certain countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for the quarter and nine months ended September 30, 2025, reflect our best estimate of the impact of the tariffs then in effect. As the duration, extent and enforceability of the tariffs and counter tariffs remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of the announced tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the enforceability of tariffs and counter-tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget & Tax Legislation. On September 30, 2025, the continuing resolution (CR) allowing U.S. government Departments and Agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business, program performance and results of operations may be impacted by the disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year 2026 appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new CR or a full budget.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings.
The Act also provides a supplementary $156.2 billion to the DoD for obligations through 2029, which includes $24.4 billion for the Iron Dome for America project. The project, outlined in a January 27, 2025 Executive Order, calls for the development and deployment of a next-generation missile defense shield. On May 20, 2025, the DoD announced a draft architecture and implementation plan for the system. With next generation technologies across land, sea and space that build upon existing, proven defense capabilities, RTX’s portfolio is well-positioned to play a role to deliver reliable solutions for the Iron Dome for America initiative. Whether this Executive Order or corresponding funding will have a material impact on our business or results of operations will depend on a variety of factors, including award timelines, mission priorities, and future budget determinations. The Act also includes $25.4 billion in funding to enhance DoD resources for munitions and supply chain resiliency. As a leading munitions manufacturer, RTX is strategically situated to play a key role in supporting this initiative.
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
We continue to closely monitor potential impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to continued regional instability and tensions. RTX’s defense programs’ ability to receive components from Israel has not been impacted in any material respect, although we could experience future delivery delays of certain products if further escalations arise. To date, the overall impacts to RTX from this situation have been minimal; however, given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2024 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025.
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
Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net sales	$22,478	$20,089	$64,365	$59,115
The factors contributing to the change year-over-year in total net sales for the quarter and nine months ended September 30, 2025 are as follows:

(dollars in millions)	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic (1)	$2,618	$5,922
Acquisitions and divestitures, net	(255)	(777)
Other	26	105
Total change	$2,389	$5,250
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $2.6 billion organically in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to higher organic net sales of $1.2 billion at Pratt & Whitney, $0.8 billion at Collins, and $0.7 billion at Raytheon.
Net sales increased $5.9 billion organically in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to higher organic net sales of $2.9 billion at Pratt & Whitney, $2.0 billion at Collins, and $1.2 billion at Raytheon.
The decrease in net sales due to Acquisitions and divestitures, net of $0.3 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 reflects the sale of the actuation and flight control business within our Collins segment completed in the third quarter of 2025 and the sale of the Goodrich Hoist & Winch business within our Collins segment in the fourth quarter of 2024. The decrease in net sales due to Acquisitions and divestitures, net of $0.8 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, reflects the sale of the actuation and flight control business within our Collins segment, the sale of the Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024, and the sale of the Goodrich Hoist & Winch business within our Collins segment completed in the fourth quarter of 2024.
See “Segment Review” below for further information by segment.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Net Sales
Products	$16,264	$14,708	72.4%	73.2%
Services	6,214	5,381	27.6%	26.8%
Total net sales	$22,478	$20,089	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.6 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to increases in external products sales of $0.6 billion at Pratt & Whitney, $0.5 billion at Raytheon, and $0.4 billion at Collins.
Net services sales increased $0.8 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily due to increases in external services sales of $0.5 billion at Pratt & Whitney, $0.2 billion at Raytheon, and $0.1 billion at Collins.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Net Sales
Products	$46,406	$43,573	72.1%	73.7%
Services	17,959	15,542	27.9%	26.3%
Total net sales	$64,365	$59,115	100%	100%
Net products sales increased $2.8 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by increases in external products sales of $1.1 billion at Collins, $1.0 billion at Pratt & Whitney, and $0.7 billion at Raytheon.
Net services sales increased $2.4 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to increases in external services sales of $1.9 billion at Pratt & Whitney, $0.4 billion at Collins, and $0.1 billion at Raytheon.
Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Sales to the U.S. government (1)	$8,409	$7,996	37.4%	39.8%
Foreign military sales through the U.S. government	1,867	1,502	8.3%	7.5%
Foreign government direct commercial sales	1,477	1,218	6.6%	6.1%
Commercial aerospace and other commercial sales	10,725	9,373	47.7%	46.7%
Total net sales	$22,478	$20,089	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Sales to the U.S. government (1)	$24,414	$24,175	37.9%	40.9%
Foreign military sales through the U.S. government	4,973	4,020	7.7%	6.8%
Foreign government direct commercial sales	4,262	3,597	6.6%	6.1%
Commercial aerospace and other commercial sales	30,716	27,323	47.7%	46.2%
Total net sales	$64,365	$59,115	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Total cost of sales	$17,898	$16,055	$51,293	$47,940
Percentage of net sales	79.6%	79.9%	79.7%	81.1%

The factors contributing to the change year-over-year in total cost of sales for the quarter and nine months ended September 30, 2025 are as follows:

(dollars in millions)	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025
Organic (1)	$2,048	$4,627
Acquisitions and divestitures, net	(217)	(688)
Restructuring	(19)	38
FAS/CAS operating adjustment	15	73
Acquisition accounting adjustments	(27)	(73)
Other	43	(624)
Total change	$1,843	$3,353
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales of $2.0 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
The organic increase in total cost of sales of $4.6 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.2 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 reflects the sale of the actuation and flight control business within our Collins segment completed in the third quarter of 2025. The decrease in total costs of sales due to Acquisitions and divestitures, net for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, reflects the sale of the actuation and flight control business within our Collins segment, the sale of the CIS business within our Raytheon segment completed in the first quarter of 2024, and the sale of the Goodrich Hoist & Winch business within our Collins segment in the fourth quarter of 2024.
Other cost of sales decreased $0.6 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the termination of a fixed price development contract with a foreign customer (herein referred to as “Raytheon Contract Termination”) and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources.
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

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Cost of sales
Products	$13,593	$12,336	60.5%	61.4%
Services	4,305	3,719	19.2%	18.5%
Total cost of sales	$17,898	$16,055	79.6%	79.9%
Net products cost of sales increased $1.3 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, primarily driven by increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, each driven by the products sales changes noted above.
Net services cost of sales increased $0.6 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, primarily due to increases in external services cost of sales at Pratt & Whitney, Raytheon, and Collins, driven by the services sales changes noted above.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2025	2024	2025	2024
Cost of sales
Products	$38,865	$37,177	60.4%	62.9%
Services	12,428	10,763	19.3%	18.2%
Total cost of sales	$51,293	$47,940	79.7%	81.1%
Net products cost of sales increased $1.7 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by increases in external products cost of sales at Pratt & Whitney, Collins, and Raytheon, each driven by the products sales changes noted above. The increase was partially offset by the absence of a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the Raytheon Contract Termination and charges of $0.2 billion recorded in the first quarter of 2024 at Collins as a result of initiating alternative titanium sources.
Net services cost of sales increased $1.7 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increases in external services cost of sales at Pratt & Whitney and Collins driven by the services sales changes noted above.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Company-funded	$684	$751	$2,018	$2,126
Percentage of net sales	3.0%	3.7%	3.1%	3.6%
Customer-funded (1)	$1,262	$1,205	$3,709	$3,627
Percentage of net sales	5.6%	6.0%	5.8%	6.1%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The decrease in Company-funded research and development expenses of $0.1 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily driven by lower spending on commercial programs at Collins.
The decrease in Company-funded research and development expenses of $0.1 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by lower spending on commercial and defense programs at Collins and Pratt & Whitney, partially offset by higher expenses on various development programs at Raytheon.
The increase in Customer-funded research and development expenses of $0.1 billion for the quarter and nine months ended September 30, 2025 compared to the quarter and nine months ended September 30, 2024 was primarily driven by higher development spend on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military development programs. These increases were partially offset by lower spending on customer-funded expenses at Raytheon on military development programs, specifically related to the Next Generation Interceptor (NGI) program in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Selling, General, and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Selling, general, and administrative	$1,436	$1,389	$4,457	$4,232
Percentage of net sales	6.4%	6.9%	6.9%	7.2%
The Selling, general, and administrative expenses in the quarter ended September 30, 2025 were relatively consistent with the quarter ended September 30, 2024.
The increase in Selling, general, and administrative expenses of $0.2 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by $0.1 billion charge at Pratt & Whitney related to a customer bankruptcy during the second quarter of 2025 and $0.1 billion of higher restructuring costs related to ongoing cost reduction efforts driven by various workforce reductions primarily initiated in the first half of 2025 at Collins.

We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income (Expense), Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Other income (expense), net	$63	$134	$107	$(390)
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The decrease in Other income (expense), net of $0.1 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily due to the absence of a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024, partially offset by a $0.1 billion gain from the sale of the actuation and flight control business in the third quarter of 2025.
The increase in Other income (expense), net of $0.5 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a $0.1 billion gain from the sale of the actuation and flight control business in the third quarter of 2025 and the absence of 2024 items, including a $0.9 billion charge related to the Resolution of Certain Legal Matters and the reversal of certain tax related indemnity receivables associated with the conclusion of the examination phase of certain tax audits, partially offset by the absence of prior year benefits of a $0.4 billion gain on sale of the CIS business net of transaction and other related costs, and a $0.2 billion benefit from a tax related indemnity receivable.
Operating Profit

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Operating profit	$2,523	$2,028	$6,704	$4,427
Operating profit margin	11.2%	10.1%	10.4%	7.5%
The increase in Operating profit of $0.5 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily driven by an increase in the organic operating performance of our segments of approximately $0.5 billion and a $0.1 billion gain on sale of the actuation and flight control business in the third quarter of 2025, partially offset by the absence of a $0.2 billion benefit related to a tax related indemnity receivable recorded in the third quarter of 2024.
The increase in Operating profit of $2.3 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by an increase in the organic operating performance of our segments of $1.2 billion, a $0.1 billion gain on sale of the actuation and flight control business in the third quarter of 2025, and the absence of 2024 charges, including a $0.9 billion charge related to the Resolution of Certain Legal Matters, a $0.6 billion charge related to the Raytheon Contract Termination, and charges of $0.2 billion at Collins as a result of initiating alternative titanium sources. These increases were partially offset by higher restructuring costs of $0.1 billion, a customer bankruptcy charge of $0.1 billion at Pratt & Whitney, and the absence of prior year benefits which included a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs, and a $0.2 billion benefit from a tax related indemnity receivable.
Non-service Pension Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Non-service pension income	$(364)	$(374)	$(1,081)	$(1,134)
The Non-service pension income in the quarter and nine months ended September 30, 2025 was relatively consistent with the quarter and nine months ended September 30, 2024.

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Interest expense	$483	$548	$1,465	$1,456
Interest income	(46)	(45)	(125)	(75)
Other non-operating expense (income) (1)	12	(7)	9	(5)
Interest expense, net	$449	$496	$1,349	$1,376
Average interest expense rate	4.5%	4.6%	4.5%	4.6%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net for the quarter and nine months ended September 30, 2025 was relatively consistent with the quarter and nine months ended September 30, 2024, respectively.
The decrease in Interest expense of $0.1 billion for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily driven by lower interest accruals.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective income tax rate	17.7%	19.5%	16.8%	17.5%
Our effective tax rate for the quarter and nine months ended September 30, 2025 was 17.7% and 16.8%, respectively, as compared to 19.5% and 17.5% for the quarter and nine months ended September 30, 2024, respectively.
The lower effective tax rate for the quarter ended September 30, 2025 compared to September 30, 2024 was primarily driven by the absence of a $0.2 billion tax charge related to U.S. federal income taxes owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in the quarter ending September 30, 2024 impacting pre-separation tax years. The lower effective tax rate also included additional tax expense in the quarter ended September 30, 2025 due to the sale of the Collins actuation and flight control business and higher taxes for 2025, principally driven by the enactment of “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” on July 4, 2025. Both periods also included tax benefits associated with certain legal entity reorganizations.
The effective tax rates for the nine months ended September 30, 2025 and 2024 were relatively consistent. In addition to the items noted above, the effective tax rate for the nine months ended September 30, 2024 included a $0.3 billion benefit from the impact of the conclusion of the examination phases of the RTX and Rockwell Collins audits, that was more than offset by an unfavorable impact for the tax cost associated with the sale of the CIS business and the impact of the Resolution of Certain Legal Matters accrued during the second quarter of 2024, in which no tax benefit was recorded.
Net Income Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Net income attributable to common shareowners	$1,918	$1,472	$5,110	$3,292
Diluted earnings per share	$1.41	$1.09	$3.77	$2.45
Net income attributable to common shareowners for the quarter ended September 30, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.29.
Net income attributable to common shareowners for the quarter ended September 30, 2024 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.31.
Net income attributable to common shareowners for the nine months ended September 30, 2025 includes the following:
•acquisition accounting adjustments of $1.1 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.84;
•restructuring charges of $0.2 billion net of tax, which had an unfavorable impact on diluted EPS of $0.12.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$7,621	$7,075	$22,460	$20,747
Pratt & Whitney	8,423	7,239	23,420	20,497
Raytheon	7,045	6,386	20,386	19,556
Total segment	23,089	20,700	66,266	60,800
Eliminations and other (1)	(611)	(611)	(1,901)	(1,685)
Consolidated	$22,478	$20,089	$64,365	$59,115
(1)    Includes the operating results of certain smaller operations.

Operating Profit. Operating profit by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$1,260	$1,062	$3,521	$3,029
Pratt & Whitney	751	557	1,823	1,511
Raytheon (2)	859	647	2,342	1,770
Total segment	2,870	2,266	7,686	6,310
Eliminations and other (1)	(14)	(14)	22	(55)
Corporate expenses and other unallocated items (3)	(25)	100	(110)	(926)
FAS/CAS operating adjustment	199	210	570	636
Acquisition accounting adjustments	(507)	(534)	(1,464)	(1,538)
Consolidated	$2,523	$2,028	$6,704	$4,427
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
We had the following net EAC adjustments for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Total net EAC adjustments	$(35)	$(91)	$(310)	$(315)
The change in net EAC adjustments of approximately $0.1 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily due to favorable changes in net EAC adjustments at Raytheon.
Total net EAC adjustments in the nine months ended September 30, 2025 were relatively consistent with the nine months ended September 30, 2024.
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
Backlog and Bookings. Total backlog was $251 billion and $218 billion as of September 30, 2025 and December 31, 2024, respectively. Total backlog includes commercial backlog of $148 billion and $125 billion as of September 30, 2025 and December 31, 2024, and defense backlog of $103 billion and $93 billion as of September 30, 2025 and December 31, 2024, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $23 billion and $25 billion for the quarters ended September 30, 2025 and 2024, respectively, and approximately $44 billion and $47 billion for the nine months ended September 30, 2025 and 2024.
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
Collins Aerospace

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$7,621	$7,075	8%	$22,460	$20,747	8%
Operating profit	1,260	1,062	19%	3,521	3,029	16%
Operating profit margins	16.5%	15.0%		15.7%	14.6%
Quarter Ended September 30, 2025 Compared with Quarter Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$783	$(263)	$—	$26	$546
Operating profit	123	2	(5)	78	198
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.8 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily relates to higher commercial aerospace aftermarket sales of $0.4 billion, higher commercial aerospace OEM sales of $0.3 billion and higher defense sales of $0.1 billion. The increase in commercial aftermarket sales was driven by higher volume across all aftermarket sales channels, and the increase in commercial OEM sales was primarily driven by higher volume on narrowbody programs. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.1 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily due to higher commercial aerospace operating profit of $0.1 billion, principally driven by the higher sales volume discussed above partially offset by unfavorable commercial OEM mix and the impact of higher tariffs. Defense operating profit increased slightly in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily driven by the higher sales volume discussed above. Operating profit also benefited from lower research and development expenses.
The decrease in net sales due to acquisitions / divestitures, net in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 primarily relates to the sale of the actuation and flight control business completed in the third quarter of 2025.
The increase in other operating profit of $0.1 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily driven by the gain on the sale of the actuation and flight control business completed in the third quarter of 2025.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,006	$(326)	$—	$33	$1,713
Operating profit	401	(1)	(139)	231	492
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.

The organic net sales increase of $2.0 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily relates to higher commercial aerospace aftermarket sales of $1.1 billion, higher defense sales of $0.6 billion and higher commercial aerospace OEM sales of $0.3 billion. The increase in commercial aerospace sales was driven by higher volume across all sales channels. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.

The organic operating profit increase of $0.4 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to higher commercial aerospace operating profit of $0.2 billion, principally driven by the higher sales volume discussed above partially offset by unfavorable commercial OEM mix and the impact of tariffs. Defense operating profit increased $0.2 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to higher sales volume and favorable mix. Operating profit also benefited from lower research and development expenses.
The decrease in net sales due to acquisitions / divestitures, net in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily relates to the sale of the actuation and flight control business completed in the third quarter of 2025 and the sale of the Goodrich Hoist & Winch business completed in the fourth quarter of 2024.
The increase in other operating profit of $0.2 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the absence of $0.2 billion of charges recorded in the first quarter of 2024, related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources and a $0.1 billion gain on the sale of our actuation and flight control business completed in the third quarter of 2025.
The increase in restructuring costs in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 relates to ongoing cost reduction efforts driven by various workforce reductions primarily initiated in the first half of 2025.
Defense Bookings – In addition to a number of smaller bookings, in the quarter ended September 30, 2025, Collins booked $454 million for Program D-X to deliver satellite communication systems to support survivable communications across multiple frequency bands. In addition to these bookings, in the nine months ended September 30, 2025, Collins booked $358 million as the primary subcontractor for the U.S. Navy's solution for engineering design and manufacturing of the Very Low Frequency communication subsystem, which is intended to provide secure and survivable communications to the U.S. Navy.
Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$8,423	$7,239	16%	$23,420	$20,497	14%
Operating profit	751	557	35%	1,823	1,511	21%
Operating profit margins	8.9%	7.7%		7.8%	7.4%
Quarter Ended September 30, 2025 Compared with Quarter Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,180	$—	$—	$4	$1,184
Operating profit	148	—	13	33	194
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.2 billion in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, reflects higher commercial aftermarket sales of $0.8 billion and higher commercial OEM sales of

$0.1 billion. The increase in commercial aftermarket sales of $0.8 billion was primarily driven by higher volume. The increase in commercial OEM sales was driven by higher volume in large commercial engines and favorable mix at Pratt & Whitney Canada. Military sales increased $0.3 billion primarily driven by higher volume on the F135 program, including the impact of the Lot 18 contract award in the quarter ended September 30, 2025.
The organic operating profit increase of $0.1 billion in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024 reflects higher commercial aerospace operating profit of $0.1 billion, driven by the commercial aftermarket sales volume increase discussed above, partially offset by lower commercial OEM operating profit primarily driven by higher large commercial engines volume and the impact of higher tariffs. The increase in military operating profit was $0.1 billion, driven by the sales volume discussed above. These increases were partially offset by higher selling, general administrative expenses of $0.1 billion.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,921	$—	$—	$2	$2,923
Operating profit	390	—	28	(106)	312
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $2.9 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflects higher commercial aftermarket sales of $2.1 billion primarily driven by higher volume. Also contributing to the organic net sales increase was higher commercial OEM sales of $0.4 billion driven by higher volume and favorable mix. Military sales increased $0.4 billion, primarily due to higher production volume on the F135 and tanker programs.
The organic operating profit increase of $0.4 billion in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 reflects higher commercial aerospace operating profit of $0.4 billion primarily driven by higher commercial aftermarket volume, partially offset by lower commercial OEM operating profit, including higher tariff and production costs, driven by the higher volume discussed above. The increase in military operating profit of $0.1 billion was driven by the higher sales volume discussed above, as well as favorable mix. Increased selling, general and administrative expenses of $0.1 billion were partially offset by lower research and development expenses.
The decrease in other operating profit of $0.1 billion in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily relates to a $0.1 billion charge related to a customer bankruptcy during the second quarter of 2025.
Defense Bookings – In the quarter ended September 30, 2025, Pratt & Whitney booked $2.9 billion for F135 production and $248 million for F135 sustainment. In addition to these bookings, in the nine months ended September 30, 2025, Pratt & Whitney booked $541 million for F135 sustainment and a number of smaller bookings.
Raytheon

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$7,045	$6,386	10%	$20,386	$19,556	4%
Operating profit	859	647	33%	2,342	1,770	32%
Operating profit margins	12.2%	10.1%		11.5%	9.1%
Defense Bookings	$15,870	$16,551	(4)%	$29,665	$29,701	—%

Quarter Ended September 30, 2025 Compared with Quarter Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$659	$—	$—	$—	$659
Operating Profit	211	—	14	(13)	212
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.7 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was primarily due to higher net sales of $0.4 billion from land and air defense systems programs primarily driven by higher net sales on international Patriot programs. The increase in the quarter was also driven by higher net sales of $0.2 billion from naval power programs primarily due to higher net sales on certain classified programs, Standard Missile-6 (SM-6) programs, and Evolved SeaSparrow Missile (ESSM) programs.
The organic operating profit increase of $0.2 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 was driven by a favorable change in mix and other performance of approximately $0.1 billion, a favorable change in net EAC adjustments of approximately $0.1 billion, and higher volume of approximately $0.1 billion. The favorable change in mix and other performance was primarily due to increased production on international Patriot programs. The favorable change in net EAC adjustments was spread across numerous programs and benefited from the absence of a $53 million unfavorable adjustment in the third quarter of 2024 related to cost increases on a classified program. The increase in volume was primarily driven by the higher net sales discussed above.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,220	$(460)	$—	$70	$830
Operating Profit	384	(34)	26	196	572
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $1.2 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to higher net sales of $1.1 billion from land and air defense systems programs primarily driven by higher net sales on international Patriot programs, international National Advanced Surface-to-Air Missile System (NASAMS) programs, and Lower Tier Air and Missile Defense Sensor (LTAMDS) programs, and higher net sales of $0.4 billion from naval power programs primarily due to higher net sales on ESSM programs, SPY-6 radar programs, and certain classified programs. These increases were partially offset by lower net sales of $0.3 billion driven by lower development program volume within air and space defense systems.
The organic operating profit increase of $0.4 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a favorable change in mix and other performance of $0.2 billion, higher volume of approximately $0.1 billion and a favorable change in net EAC adjustments of $0.1 billion. The favorable change in mix and other performance was primarily driven by increased production on international Patriot programs. The increase in volume was principally driven by the higher net sales discussed above. The favorable change in net EAC adjustments was spread across numerous programs and benefited from the absence of a $53 million unfavorable adjustment in the third quarter of 2024 related to cost increases on a classified program.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The increase in other net sales and operating profit of $0.1 billion and $0.2 billion, respectively, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were primarily due to a charge related to the Raytheon Contract Termination initiated in the second quarter of 2024, with the operating profit decrease partially offset by a gain on sale of the CIS business, net of transaction and other related costs, in the first quarter of 2024.
Defense Backlog and Bookings – Backlog was $72 billion as of September 30, 2025 and $63 billion as of December 31, 2024. In addition to a number of smaller bookings, in the quarter ended September 30, 2025, Raytheon booked $2.5 billion on several contracts to provide Guidance Enhanced Missiles (GEM-T) and Patriot launchers for international customers and the U.S. Army, $2.1 billion to provide advanced medium-range air-to-air missile (AMRAAM) to the U.S. Air Force, U.S. Navy, and international customers, $1.5 billion for low-rate initial production (LRIP) of LTAMDS for the U.S. Army and Poland, $517 million to provide Stinger missiles to the U.S. Army and international customers, $484 million to provide precision munitions systems to the U.S. Navy, $327 million to provide Javelin to the U.S. Army, $263 million to provide the Low, slow, small, unmanned aircraft Integrated Defeat System (LIDS), a Counter-Unmanned Aircraft System (C-UAS), to the U.S. Army, $259 million to provide Standard Missile-2 (SM-2) for the U.S. Navy, and $2.5 billion on a number of classified contracts. In addition to these bookings, in the nine months ended September 30, 2025, Raytheon booked $1.1 billion for AIM-9X Sidewinder Block II short-range air-to-air missiles for the U.S. Navy and international customers, $901 million to provide Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), $647 million for a SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $581 million for Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force, $529 million to provide Patriot systems for the Netherlands, $326 million for an advanced development program for the U.S. government, $325 million for an Advanced Tactical Electro-Optical Infrared (EO/IR) system for the U.S. Air Force, $322 million for SM-3 to the MDA and international customers, $314 million for various Multi-Spectral Targeting System-A (MTS-A) for the U.S. Navy and international customers, $300 million to provide ESSM to the U.S. Navy, $251 million to provide ESSM for Japan, and $2.5 billion on a number of classified contracts.
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

	Net Sales		Operating Profit
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Eliminations and other	$(611)	$(611)	$(14)	$(14)
Corporate expenses and other unallocated items	—	—	(25)	100
The change in corporate expenses and other unallocated items of $0.1 billion in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, was primarily due to the absence of a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024.

	Net Sales		Operating Profit
	Nine months ended September 30,		Nine months ended September 30,
(dollars in millions)	2025	2024	2025	2024
Eliminations and other	$(1,901)	$(1,685)	$22	$(55)
Corporate expenses and other unallocated items	—	—	(110)	(926)
The increase in eliminations and other sales of $0.2 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in intersegment eliminations, principally driven by Collins.
The change in eliminations and other operating profit of $0.1 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to a gain related to the increase in fair value on an investment recognized in the second quarter of 2025.
The change in Corporate expenses and other unallocated items of $0.8 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to the absence of a $0.9 billion charge recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters, partially offset by the absence of a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024.
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

The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
FAS service cost (expense)	$(30)	$(34)	$(90)	$(103)
CAS expense	229	244	660	739
FAS/CAS operating adjustment	$199	$210	$570	$636
The FAS/CAS operating adjustments in the quarter and nine months ended September 30, 2025 were relatively consistent with the quarter and nine months ended September 30, 2024.
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Amortization of acquired intangibles	$(518)	$(541)	$(1,496)	$(1,563)
Amortization of property, plant, and equipment fair value adjustment	(8)	(12)	(25)	(35)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	19	19	57	60
Acquisition accounting adjustments	$(507)	$(534)	$(1,464)	$(1,538)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Collins Aerospace	$(202)	$(210)	$(605)	$(626)
Pratt & Whitney	(101)	(95)	(248)	(225)
Raytheon	(204)	(229)	(611)	(687)
Total segment	(507)	(534)	(1,464)	(1,538)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(507)	$(534)	$(1,464)	$(1,538)
Acquisition accounting adjustments in the quarter ended September 30, 2025 were relatively consistent with the quarter ended September 30, 2024.
The change in acquisition accounting adjustments of $0.1 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by a decrease in acquired intangibles amortization at Raytheon.
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,966	$5,578
Total debt	39,059	41,261
Total equity	66,359	61,923
Total capitalization (total debt plus total equity)	105,418	103,184
Total debt to total capitalization	37%	40%
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
At September 30, 2025, we had cash and cash equivalents of $6.0 billion, of which approximately 43% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
As of September 30, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of September 30, 2025, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2025, we had no commercial paper borrowings outstanding.
We made the following repayment of long-term debt during the nine months ended September 30, 2025:

Date	Description of Notes	Aggregate Principal Balance (in millions)
August 18, 2025	3.950% notes due 2025	$1,500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
We have an existing universal shelf registration statement, which we filed with the SEC on September 18, 2025, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash flows provided by operating activities	$6,402	$5,598
Included within Net income for the nine months ended September 30, 2024, was a $0.9 billion charge related to the Resolution of Certain Legal Matters and a $0.4 billion, net of tax, charge related to the Raytheon Contract Termination, both of which had no effect on cash flow in that period. These charges also had the effect of increasing Other accrued liabilities by $1.3 billion in the nine months ended September 30, 2024.
Excluding the impact of these charges, the $0.8 billion increase in cash flows provided by operating activities in the nine months ended September 30, 2025 compared to in the nine months ended September 30, 2024, was primarily driven by higher net income after adjustments to reconcile to net cash provided by operating activities driven by our segment performance, the benefit of lower inventory growth, and an increase in accounts payable and accrued liabilities driven by the timing of collaborator payables. These increases were partially offset by an increase in accounts receivable due to higher volume and timing of collections, and higher tax payments in the nine months ended September 30, 2025.

The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $1.0 billion increase in cash provided by operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
We made tax payments, net of refunds of $0.9 billion and $0.6 billion in the nine months ended September 30, 2025 and 2024, respectively.
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
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash flows used in investing activities	$(716)	$(755)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The change in cash flows provided from investing activities in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily related to higher receipts from settlements of derivative contracts of $0.2 billion. This was partially offset by a $0.1 billion change in net proceeds received from divestitures. In the nine months ended September 30, 2025, we received $1.2 billion from the actuation and flight control business divestiture as compared to $1.3 billion from the CIS divestiture in the nine months ended September 30, 2025.
During the nine months ended September 30, 2025 and 2024, other intangible assets increased by $0.3 billion and $0.4 billion, respectively, primarily related to collaboration payments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets.
Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Net cash flows used in financing activities	$(5,332)	$(4,749)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $0.6 billion change in cash flows used in financing activities in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by higher long-term debt repayments of $0.6 billion in the nine months ended September 30, 2025. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt repayments. Additionally, lower share repurchases were more than offset by higher dividends paid in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
At September 30, 2025, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.

Our share repurchases, which include shares reacquired outside of our share repurchase program, were as follows:

	Nine Months Ended September 30,
	2025		2024
(dollars in millions; shares in thousands)	$	Shares	$	Shares
Shares of common stock repurchased (1)	$50	396	$136	1,365
ASR Tranche 1 settlement - shares received (2)	—	—	—	391
ASR Tranche 2 settlement - financing cash paid (2) (3)	—	—	258	—
Total shares of common stock repurchased	$50	396	$394	1,756
(1)    Amounts relate to share repurchases that were settled in cash during the period.
(2)     Includes the settlement of the ASR first and second tranches in the third quarter of 2024.
(3)     Excludes the change in fair value of the stock price from trade date to settlement date of $3 million, which is classified as an operating cash flow in our
Condensed Consolidated Statement of Cash Flows.
Pursuant to the ASR agreements entered into in 2023, the shares associated with the remaining portion of the aggregate purchase price have been settled over two tranches. In July 2024, the first tranche was settled upon final delivery to us of approximately 0.4 million shares of common stock. In September 2024, with respect to the second tranche, we owed approximately 2.2 million shares of common stock that we elected to cash settle for $261 million. The cash payment required as a result of the second tranche settlement was due to the significant increase in the price of our common stock during the ASR term. The final average price under the ASR was $94.28 per share.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2025. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2024 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Corporate Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” “designed to” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties, changes in circumstances and other factors that are hard to predict and may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, as amended. Such risks, uncertainties and other factors include, without limitation:
•the effect of changes in economic, capital market, and political conditions in the U.S. and globally;
•changes in U.S. government defense spending, national priorities and policy positions;
•our performance on our contracts and programs, including our ability to control costs and our dependence on U.S. government approvals for certain international contracts;
•challenges in the development, certification, production, delivery, support, and performance of RTX’s advanced technologies and new products and services and the realization of the anticipated benefits;
•challenges of operating in RTX’s highly-competitive industries both domestically and abroad;
•our reliance on U.S. and non-U.S. suppliers and commodity markets, including cost increases and disruptions in the delivery of materials and services to RTX or our suppliers;
•changes in trade policies, implementation of sanctions, imposition of tariffs (and counter-tariffs) and other trade measures and restrictions, foreign currency fluctuations, and sales methods;
•the economic conditions of the aerospace industry;
•the ability of RTX to attract, train, qualify, and retain qualified personnel and maintain its culture and high ethical standards, and the ability of our personnel to continue to operate our facilities and businesses around the world;
•the scope, nature, timing, and challenges of managing and completing acquisitions, investments, divestitures, and other transactions;
•compliance with legal, environmental, regulatory, and other requirements in the U.S. and other countries in which RTX and its businesses operate;
•the outcome of pending, threatened, and future legal proceedings, investigations, audits and other contingencies;
•the Deferred Prosecution Agreements, Securities and Exchange Commission (SEC) Administrative Order, the Consent Agreement; and the related investigations by the SEC and the Department of Justice (DOJ);
•RTX’s ability to engage in desirable capital-raising or strategic transactions;
•the timing and scope of future repurchases by RTX of its common stock, or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors;
•realizing expected benefits from, incurring costs for, and successfully managing strategic initiatives such as cost reduction, restructuring, digital transformation, and other operational initiatives;
•additional tax exposures due to new tax legislation or other developments in the U.S. and other countries in which RTX and its businesses operate;
•the Powder Metal Matter;
•changes in production volumes of one or more of our significant customers as a result of business, labor, or other challenges, and the resulting effect on its or their demand for our products and services;
•an RTX product safety failure, quality issue, or other failure affecting RTX’s or its customers’ or suppliers’ products or systems;
•cybersecurity, including cyber-attacks on RTX’s information technology (IT) infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
•insufficient indemnity or insurance coverage;
•artificial intelligence and other technological developments;
•our intellectual property and certain third-party intellectual property;

•threats to RTX facilities and personnel, or those of its suppliers or customers, as well as public health crises, damaging weather, acts of nature or other similar events outside of RTX’s control that may affect RTX or its suppliers or customers;
•the effect of changes in accounting estimates for our programs on our financial results;
•the effect of changes in pension and other postretirement plan estimates and assumptions and contributions;
•an impairment of goodwill and other intangible assets;
•the effects of climate change and climate-related regulations, customer and market demands, products and technologies; and
•the intended qualification of (1) the Raytheon merger as a tax-free reorganization and (2) the separation transactions and other internal restructurings as tax-free to us (formerly known as United Technologies Corporation (UTC)) and former UTC shareowners, in each case, for U.S. federal income tax purposes.
In addition, this Form 10-Q includes important information as to risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. See “Note 16: Commitments and Contingencies” within Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 2 of this Form 10-Q. Additional important information as to these factors is included in our Annual Report on Form 10-K in the sections titled Item 1, “Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 17: Commitments and Contingencies” within Item 8. The forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Environmental Enforcement Proceeding
As previously disclosed, the Colorado Department of Public Health and Environment (CDPHE) issued a Notice of Violation/Cease and Desist Order (NOV/CDO) to Raytheon Company on January 31, 2023, alleging violations of a water discharge permit at a former Raytheon Company facility in Boulder, Colorado. On March 27, 2024, the CDPHE informed Raytheon Company that it was seeking a penalty in the amount of approximately $1 million in connection with the alleged violations and was requiring Raytheon Company to undertake a compliance program. In order to resolve the NOV/CDO, on October 6, 2025, Raytheon Company signed a Compliance Order on Consent (COC) with CDPHE under which, without any admission of fault or liability, it has agreed to pay $458,211 in civil penalties and to perform certain remediation work at the former facility under an agreed upon compliance schedule. While this agreement is subject to a public comment period, Raytheon Company believes the COC terms are unlikely to change and expects the penalty to be paid during the fourth quarter of 2025.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2025.

2025	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
July 1 - July 31	—	$—	—	$615
August 1 - August 31	—	—	—	615
September 1 - September 30	—	—	—	615
Total	—	$—	—
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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended September 30, 2025, we did not repurchase shares outside of the program.
Item 5.        Other Information
During the quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	RTX Corporation Compensation Deferral Plan, as Amended and Restated as of June 1, 2025*
15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	October 21, 2025	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 21, 2025	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Corporate Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)