Form 10-K
period 2025-12-31
RTX Corp
filed 2026-02-06
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2025 was approximately $195,405,729,090, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At December 31, 2025, there were 1,342,287,676 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareowners are incorporated by reference in Part III of this Form 10-K.

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
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products. Collins’ solutions include aftermarket services for civil and military aircraft manufacturers, commercial airlines, and regional, business, and general aviation, as well as for defense and commercial space operations. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services. Collins designs, manufactures, and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels, and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training.
Collins sells aerospace and defense products and services to aircraft manufacturers, airlines, airports and other aircraft operators, the U.S. and foreign governments, defense contractors, maintenance, repair, and overhaul providers, and independent distributors around the world. Collins’ largest commercial customers are Boeing and Airbus with combined sales, prior to discounts and incentives, of 16%, 16%, and 19% of total Collins segment sales in 2025, 2024, and 2023, respectively.
In 2025, Collins was awarded a contract to deliver satellite communication systems to support survivable communications across multiple frequency bands. Collins was also awarded a contract by the Federal Aviation Administration (FAA) to support the Radar System Replacement program as part of the Department of Transportation’s Brand New Air Traffic Control System. Collins was selected to be the primary subcontractor for the U.S. Navy’s solution for engineering design and manufacturing of the Very Low Frequency communication subsystem, as well as mission command, control, and communications infrastructure, Advanced Extremely High Frequency and voice communications. In addition, Collins was awarded a follow-on contract from the FAA to continue support of the Standard Terminal Automation Replacement System (STARS) which is used to manage aircraft spacing and sequencing on approach. Collins secured over $4 billion in combined long-term agreements to provide new maintenance, repair and overhaul services, and long-term contracts to provide spare parts, for several airlines. Finally, Collins was selected by the European Union’s Clean Aviation Joint Undertaking (Clean Aviation) to collaborate with Pratt & Whitney Canada as well as other consortium members on multiple development projects aimed at increasing fuel efficiency for next-generation regional aircraft, most notably the Powerplant Hybrid Applications Regional Segment (PHARES) project. As part of the PHARES project, Pratt & Whitney Canada will lead the development of a hybrid-electric PW127XT-derivative engine, incorporating a Collins 250kW motor and integrated power controller. Collins will also develop an advanced propeller system for improved fuel efficiency and reduced noise for such engine as part of PHARES.

Collins continues to invest in sustainable technologies, such as electrical power architectures, advanced composite materials, digital trajectory optimizers, highly efficient cooling systems, and numerous other technologies that provide lower weight, improved drag, and carbon footprint solutions on aircraft. Collins is also investing in higher efficiency build processes, that reduce chemical and power usage and increase the use of recycling. Collins’ thermoplastic and carbon structural technologies support optimization of the design of aircraft components and equipment to minimize weight, maximize energy efficiency, reduce fuel burn, and extend brake life. Collins works closely with numerous other industry organizations and airframers to explore alternative energy solutions such as sustainable aviation fuel, hydrogen, and hybrid electric power sources. Collins also continues to invest in operational capacity in strategic locations in the United States (including Puerto Rico), India, Mexico, Singapore, and the Philippines.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney designs, manufactures, and services large engines for widebody, narrowbody, and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney also designs, manufactures, and services small engines powering regional airlines, general and business aviation, and helicopters. Pratt & Whitney produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these product segments.
Pratt & Whitney sells products and services principally to aircraft manufacturers, airlines and other aircraft operators, aircraft leasing companies, and the U.S. and foreign governments. Pratt & Whitney’s largest commercial customer by sales is Airbus, with sales, prior to discounts and incentives, of 29%, 31%, and 48% of total Pratt & Whitney segment sales in 2025, 2024, and 2023, respectively.
Pratt & Whitney produces and services the PW1000G Geared Turbofan (GTF) engine family. GTF engine models have demonstrated a significant reduction in fuel burn and noise levels and lower environmental emissions compared to prior-generation engines. The GTF aftermarket network expanded to 21 facilities worldwide, increasing PW1100G-JM shop visit output by approximately 26% year over year in 2025.
The GTF family now powers more than 2,600 aircraft for over 90 operators across three aircraft platforms: Airbus A320neo family, Airbus A220, and Embraer E-Jets E2. In 2025, the GTF Advantage engine received FAA and European Union Safety Agency (EASA) certification for the Airbus A320 neo family and is expected to extend the benefits of the current GTF engine, increasing takeoff thrust by 4 to 8 percent and reducing fuel consumption by up to an additional 1 percent, maintaining the engine’s lead as the most efficient powerplant for the A320neo family.
Pratt & Whitney produces and sustains the F135 engine for the U.S. government’s F-35 Joint Program Office to exclusively power the single-engine F-35 Lightning II fifth generation aircraft (commonly known as the Joint Strike Fighter) produced by Lockheed Martin. F135 propulsion system configurations are used for the U.S. Air Force’s F-35A, the U.S. Marine Corps’ F-35B, and the U.S. Navy’s F-35C jets. F135 engines are also used on all F-35 aircraft purchased by Joint Strike Fighter partner countries and other countries through foreign military sales arrangements. In 2025, Pratt & Whitney’s F135 engine surpassed one million engine flight hours, and the company was awarded a $2.8 billion undefinitized contract action (UCA) for production of Lot 18 and Lot 19 long lead funding for the F135 engines to power all three variants of the F-35 Lightning II aircraft. Additionally, Pratt & Whitney continued design maturation and aircraft integration efforts for the F135 Engine Core Upgrade (ECU).
Significant activity continued on Pratt & Whitney’s military engine development programs, including the Next Generation Adaptive Propulsion (NGAP) program. In early 2025, Pratt & Whitney completed the Detailed Design Review of its XA103 engine for the U.S. Air Force’s NGAP, allowing it to begin procurement of hardware for the construction of the prototype ground demonstrator. Most recently, Pratt & Whitney announced accelerated XA103 engine development through the use of digital data packages, and continued progress toward the next major program milestone. Meanwhile, the B-21 Raider, which is powered by Pratt & Whitney engines, continued to progress its flight test program.
In 2025, Pratt & Whitney Canada was selected by the European Union's Clean Aviation to lead the PHARES project, marking the first time a Canadian company will participate in and lead a Clean Aviation program. As part of the PHARES consortium, Pratt & Whitney Canada will collaborate with Collins, ATR, Airbus, and technology research organizations to design and integrate a hybrid-electric propulsion demonstrator, targeting up to 20% improved fuel efficiency on regional aircraft missions. Finally, in 2025, Pratt & Whitney Canada’s PT6 E-Series™ engine family surpassed 500,000 engine flight hours since entering service.
The development of new engines and improvements to current production engines present important growth opportunities for Pratt & Whitney. In view of the risks and costs associated with developing new engines, Pratt & Whitney has entered into collaboration arrangements in which revenues, costs, and risks are shared with third parties. At December 31, 2025, the interests of third-party collaboration participants in Pratt & Whitney-directed jet engine programs ranged, in the aggregate per program, from 13% to 49%. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for a description of our accounting for collaboration arrangements. Pratt & Whitney also continues to enhance its programs through performance improvement measures and product base expansion, utilizing similar collaboration arrangements.
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
Raytheon serves as a prime contractor or major subcontractor on numerous programs with the U.S. Department of War (DoW) (formerly referred to as the U.S. Department of Defense), including the U.S. Navy, U.S. Army, Missile Defense Agency, U.S. Air Force, and U.S. Space Force, as well as programs with U.S. federal civil customers, and other international and classified customers.
In 2025, Raytheon achieved key advancements in, or received contract awards for, the following programs: Patriot, LTAMDS, SM-3, AIM-9X, AMRAAM, Tomahawk, and certain advanced technologies, including classified programs and advanced development programs. Major new contracts awarded in 2025 include contracts to provide AMRAAM missiles to the U.S. Navy, U.S. Air Force and international customers; Guidance Enhanced Missiles (GEM-T) for the North Atlantic Treaty Organization (NATO) Support and Procurement Agency (NSPA) and an international customer; low-rate initial production of LTAMDS for the U.S. Army and Poland; Iron Dome Tamir production for an international customer; AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, and international customers; SM-3 exoatmospheric missile defense interceptors to the Missile Defense Agency; AN/SPY-6 radars for the U.S. Navy; NASAMS to an international customer; Stinger missiles to the U.S. Army and an international customer; Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force; and Javelin guided munition for the U.S. Army and international customers. In 2025, Raytheon also continued to experience increased global demand for the combat-proven Coyote system, a low-cost, expendable, unmanned aircraft system with the capability of operating in autonomous swarms.

Sales and Customers
We have substantial U.S. government sales, which we conduct through all three of our business segments. In addition, as a global company, all three of our business segments have substantial international sales. See “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for additional information.
U.S. Government Sales. Our U.S. government sales were as follows:

(dollars in millions)	2025	2024	2023
Sales to the U.S. government (1)	$33,279	$32,246	$31,628
Sales to the U.S. government as a percentage of total net sales (1) (2)	38%	40%	46%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 total net sales includes the reduction in sales from the Powder Metal Matter.
International Sales. Our sales to international customers were as follows:

(dollars in millions)	2025	2024	2023
Total international sales	$41,312	$34,651	$29,440
Total international sales as a percentage of total net sales (1)	47%	43%	43%
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
Total backlog was $268 billion and $218 billion as of December 31, 2025 and 2024, respectively. Of the total RPO as of December 31, 2025, we expect approximately 25% will be recognized as revenue over the next 12 months.
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
People
As a global technology and innovation-driven company, we depend on a highly skilled workforce. Attracting, developing, advancing, and retaining the best talent while promoting trust, accountability and shared purpose, is critical for us to execute our strategy and grow our business. Individuals with technical, engineering, and science backgrounds, experience, or interests are particularly important for us to succeed in the industries in which we compete. In addition, our defense business in particular requires qualified personnel with security clearances due to our classified programs. Macroeconomic, industry, and labor market conditions continue to affect the environment for hiring and retaining employees with relevant qualifications and experience. While competition for talent has softened, we continue to experience challenges hiring highly qualified personnel for some of our most critical roles and in specific locations. We continuously monitor labor market conditions and trends to mitigate hiring and retention issues.
Governance. The Human Capital & Compensation Committee of the RTX Board of Directors oversees the Company’s human capital management.
Workforce Demographics. As of December 31, 2025, our global employee population consisted of a total of approximately 180,000 employees, including approximately 54,000 engineering professionals and approximately 32,000 employees represented by labor unions and other employee representative bodies. Our employees were located in 52 countries, with 69% of our employees located in the U.S.
Talent Acquisition, Development, and Retention; Employee Health and Safety. We continuously monitor the hiring, retention, and management of our employees by business and function with a focus to attract, develop, engage, advance, and retain the best talent in the industry. We aim to identify and hire quality external talent with skills matched to our Company’s business needs. We invest in our workforce through internal and external education, training and development programs, and tuition assistance benefits. We also provide competitive compensation and benefits. We recognize and reward performance during our annual review process. We regularly conduct talent reviews and develop succession plans to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our business strategy. We solicit employee feedback on RTX’s performance as an employer via surveys in the pre-hire, active, and exit stages of employment, and use those results to improve our workplace and employee experience. These surveys cover various topics related to employee engagement and culture.

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
We manufacture and service our products in approximately 225 manufacturing, production, or overhaul facilities in approximately 25 countries, including the U.S.
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
In recent years, we have experienced supply chain disruptions that have impacted our ability to procure raw materials, including certain rare earth elements, microelectronics, and certain commodities, resulting in delays and increased costs. These disruptions have been driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. The high inflationary environment has increased material and component prices, labor rates and supplier costs, which has negatively impacted our costs. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs and export controls, are continuing to contribute to these supply chain issues.
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

Regulatory Matters
Our businesses are subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the DoW and the FAA. Similar government authorities exist in all of the countries in which we do business.
U.S. Government Contracts. The U.S. government is our largest customer, representing a substantial majority of our total defense sales. Our U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures, and requirements for the acquisition of goods and services by the U.S. government; department-specific regulations that implement or supplement the FAR, such as the DoW’s Defense Federal Acquisition Regulation Supplement (DFARS); and other applicable laws and regulations. These regulations provide the U.S. government with various rights, including a broad right to unilaterally terminate contracts for convenience. These regulations further impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit, and product integrity requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholds on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines, and could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time. In addition, in order to support U.S. government priorities, we may begin performance on an undefinitized contract action prior to completing contract negotiations on the terms, specifications, or price between the parties. The U.S. government has the ability to unilaterally definitize contracts, which would obligate us to perform under terms and conditions imposed by the U.S. government without our agreement.
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
Compliance Matters. As previously disclosed, on October 15, 2024, Raytheon Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), since 2012 in connection with certain Middle East contracts. On October 16, 2024, Raytheon Company also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017. Under DPA-1, DPA-2, and the SEC Administrative Order, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, DPA-2, and the SEC Administrative Order, and that monitor is expected to be in place by the end of the first quarter. DPA-1 and DPA-2 further provide that, in the event the DOJ, in its sole discretion, determines during the period of deferral of prosecution that Raytheon Company or the Company have violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violation, including the charges against Raytheon Company in the relevant DPA. The SEC Administrative Order further provides that, in the event of a breach of the agreement with the SEC, the SEC may vacate the Administrative Order and institute proceedings against the Company. In the event of any such determination of breach, the Company may face additional adverse impacts.
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
Other Applicable Regulations. We conduct our businesses through subsidiaries and affiliates worldwide. As a result, our businesses and operations are subject to both U.S. and non-U.S. government laws, regulations, and procurement policies and practices, including regulations relating to tariffs, taxes, investment, sanctions, exchange controls, anti-corruption, privacy, and cash repatriation. Our international sales are also subject to varying currency, political, and economic risks.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” “designed to,” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties, changes in circumstances, and other factors that are hard to predict, and each of which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, as amended. Such risks, uncertainties, and other factors include, without limitation:
•changes in economic, capital market, and political conditions in the U.S. and globally;
•changes in U.S. government defense spending, national priorities, and policy positions;
•our performance on our contracts and programs, including our ability to control costs, and our dependence on U.S. government approvals for certain international contracts;
•challenges in the development, certification, production, delivery, support, and performance of RTX’s advanced technologies and new products and services and the realization of anticipated benefits;
•the challenges of operating in RTX’s highly-competitive industries both domestically and abroad;
•our reliance on U.S. and non-U.S. suppliers and commodity markets, including cost increases and disruptions in the delivery of materials and services to RTX or our suppliers;
•changes in trade policies, implementation of sanctions, imposition of tariffs (and counter-tariffs), and other trade measures and restrictions, foreign currency fluctuations, and sales methods;
•the economic condition of the aerospace industry;
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
•pending, threatened, and future legal proceedings, investigations, audits, and other contingencies;
•the Deferred Prosecution Agreements, SEC Administrative Order, the Consent Agreement; and the related investigations by the SEC and the DOJ;
•RTX’s ability to engage in desirable capital-raising or strategic transactions;
•repurchases by RTX of its common stock, or declarations of cash dividends, which may be discontinued, accelerated, suspended, or delayed at any time due to various factors;
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
•threats to RTX facilities and personnel, or those of its suppliers or customers, as well as public health crises, damaging weather, acts of nature, or other similar events outside of RTX’s control that may affect RTX or its suppliers or customers;

•changes in accounting estimates for our programs on our financial results;
•changes in pension and other postretirement plan estimates and assumptions and contributions;
•an impairment of goodwill and other intangible assets; and
•climate change and climate-related regulations, and any related customer and market demands, products and technologies.
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
INDUSTRY RISKS
Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity, and overall business. U.S. government sales constitute a significant portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of War (DoW) (formerly referred to as the U.S. Department of Defense), and a broad range of programs with other departments and agencies. Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy or budgetary positions or priorities, could negatively impact our results of operations, financial condition, and liquidity. Our programs and contracts are subject to U.S. government policies, budget decisions, and appropriation processes, which are driven by numerous factors including U.S. domestic and broader geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Our business, program performance, and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs or contracts, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities, and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies, and requirements could have a material adverse effect on our results of operations, financial condition, and liquidity.
We face risks relating to our U.S. government contracts and programs, including the mix of our U.S. government contracts and programs, our performance, and our ability to control costs. The termination of one or more of our U.S. government contracts, or the occurrence of performance delays, cost overruns, product failures, shortages in materials, components, or labor, contract definitization delays, or other failures to perform to customer expectations and contract requirements, could negatively impact our reputation and competitive position, results of operations, financial condition, and liquidity. U.S. government contracts with prime contractors generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs incurred, termination costs, and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for work accepted by the U.S. government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. In addition, we are a subcontractor on some programs, and the U.S. government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor. We may not be able to offset lost revenues resulting from contract termination. Moreover, because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriation bills may be delayed, which may result in delays to funding, the collection of receivables, and our contract performance due to lack of authorized funds to procure related products and services. The timing of contract definitization can be affected by factors specific to the U.S. government, including staffing limitations. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements, but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced, or delayed, the U.S. government may terminate for convenience our contract or subcontract under that program. In addition, our U.S. government contracts typically involve the development, application, and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. As a result of untested or unproven technologies, or modified requirements or specifications, we may experience technological and other performance difficulties (including delays, setbacks, cost overruns, or product failures), our attention or resources may be diverted from other projects, and our future sales opportunities may be impacted. Additionally, as our customers demand more mature solutions, we may be required to invest in development prior to contract award with no guarantee of award.
Our profitability could be negatively affected based on the mix of our U.S. government contracts and programs and the costs incurred of performing the work, especially if we are unable to control costs or if our initial cost estimates are incorrect, particularly under fixed-price development contracts. Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur, and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts, which may result in a cumulative adjustment in the period our estimates change. Under cost reimbursable contracts, we are reimbursed for allowable costs and are typically paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. Excess costs on cost reimbursable contracts could also result in lower profit rates. We may incur unexpected costs for various reasons, including technical and manufacturing challenges, schedule delays, the timeliness and availability of materials, components, or labor, the inaccuracy of initial contract cost estimates, internal and subcontractor performance or product quality issues, inability to achieve expected cost reduction, digital transformation, manufacturing, operating, and other strategic initiatives, inflation, inability to pass on tariff costs, and changing laws or regulations, natural disasters, and public health crises. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. While contracts for development programs with complex design and technical challenges are often cost reimbursable, they can be FFP or FPI, which can significantly increase our risk of a potential negative profit adjustment, as development contracts by nature involve elements that have not been undertaken before and, thus, are highly subject to future unexpected cost growth. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated. Moreover, over the past several years, the DoW has increased its use of Other Transaction Authority (OTA) agreements, under which it awards certain prototypes, research, and production contracts without all of the procurement requirements that typically apply to DoW contracts, including justification of sole source awards. OTAs may use fixed-price contracting during all phases of the contract, or mandated contract cost sharing. They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoW contracts. Our business may be negatively impacted if we are unable to bid for OTA work and/or perform on our OTA agreements, including any applicable non-traditional requirements. In addition, in order to support U.S. government priorities, we may begin performance on an undefinitized contract action with a not-to-exceed price before completing contract negotiations on the terms, specifications, or price between the parties. The U.S. government has the ability to unilaterally definitize contracts, which would obligate us to perform under terms and conditions imposed by the U.S. government without our agreement. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization may negatively affect our profitability. Our U.S. government contracts also require us to comply with extensive and evolving procurement laws, rules and regulations and subject us to potential U.S. government surveillance, audits, investigations, and disputes. We are also involved in programs that are classified by the U.S. government, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes, and claims.
Our international business is subject to economic, regulatory, competition, and other risks. Our international sales and operations are subject to risks associated with political and economic factors, regulatory requirements, competition, and other risks. A significant portion of our sales are international, including U.S. export sales. Transactions related to non-U.S. operations may be denominated in local currencies. Foreign currency exchange rate fluctuations (including their impact on supplier prices) may negatively affect demand for our products and our operating profit and margins. The majority of our commercial aerospace sales are in U.S. Dollars, while the majority of our non-U.S. operating costs are incurred in the applicable local currency. Pratt & Whitney Canada is especially susceptible to fluctuations in exchange rates for this reason. In addition, because our financial statements are denominated in U.S. Dollars, currency fluctuations may cause translation gains or losses for non-U.S. operating unit financial statements.
Our international sales and operations are also subject to risks associated with local government laws, regulations, and policies, including with respect to investments, taxation, exchange controls, capital controls, employment regulations, repatriation of earnings, and tariffs. Differing legal systems, customs, and contract laws and regulations pose additional risk. International transactions may include contractual terms that differ from those of similar contracts in the U.S. or that may be interpreted differently in foreign countries. In addition, in certain foreign countries, we engage foreign non-employee representatives and consultants for international sales and teaming with international subcontractors, partners, and suppliers for international programs. While we have robust policies and controls in place, these engagements expose us to various risks including those associated with the Foreign Corrupt Practices Act (FCPA) and local antibribery laws and regulations.
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
In particular, Pratt & Whitney’s Geared Turbofan (GTF) family of engines incorporates advanced technologies. The level of orders received for the GTF family of engines, coupled with a requirement to achieve mature production levels in a very short time frame, have required significant growth in our manufacturing and supply chain capacity. In addition, in July 2023 Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) GTF fleet, which powers the A320neo family of aircraft. This issue has resulted in increased engine removals and inspections, shop visits, aircraft on ground levels, and costs to the Company. If any of our production or maintenance, repair, and overhaul ramp-up efforts are delayed, if suppliers cannot timely deliver or perform to our standards, if any other engine models are found to be materially impacted by the powder metal issue, and/or if we identify or experience other issues, including durability issues, with in-service engines in the GTF family of engines (or other engines), whether for manufacturing reasons or otherwise, we may not meet customer requirements, which could result in material additional costs, including liquidated damages or other liabilities.
Competition may reduce our revenues and margins and limit our future opportunities. We operate in highly competitive industries and our competitors may have more extensive or more specialized engineering, manufacturing, servicing, and marketing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based in part upon the cost to provide the products and services. If we fail to accurately estimate these costs, the profitability of our contracts may be adversely affected. In addition, we may face customer-directed cost reduction targets that could have a material adverse effect on the profitability of our contracts if these targets are not achieved when required. Moreover, bid protests from unsuccessful bidders on new program awards are frequent with respect to DoW awards in particular. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. We have also experienced highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work. Highly competitive activity within the commercial aerospace industry has included substantial discounts and other financial incentives, performance and operating cost guarantees, and participation in financing arrangements, in order to secure both new engine business and the aftermarket revenues associated with these products. If our competitors can offer lower cost services or products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose business opportunities, which could adversely affect our future results. Competitors may also be willing to accept more risk or lower profitability in competing for contracts than we are. Further, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of, or instead of, our products, or meet particular in-demand technological needs before us or with technology that is superior to our existing or new technologies. This competition could cause our existing technologies and offerings to become obsolete or otherwise decrease demand for our offerings. In addition, the possibility exists that competitors or customers will develop aftermarket services and parts for our products that attract customers and adversely impact our return on investment on original equipment manufacturer products. We also anticipate companies continuing to enhance their competitive position against our defense businesses as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities. We are also facing increased competition domestically and internationally from foreign and multinational firms. Additionally, some customers, including the DoW, are increasingly turning to commercial contractors, other non-traditional defense contractors, and startups. For example, the U.S. government may award large competitive contracts to other suppliers to maintain a broad industrial base. In addition, U.S. government procurement policies and procedures and the application thereof are regularly changing. For example, an increase in the use of contract structures that shift risk to the contractor (such as fixed-price development contracts and incentive-based fee arrangements), use of novel award fee criteria, evaluation of a bidder’s willingness to provide detailed competitively sensitive intellectual property (such as detailed RTX design, manufacturing and process information that would risk loss of competitively sensitive information), or requirements to transfer technology to domestic sources in connection with offset obligations, could adversely affect our profit rates, ability to preserve differentiated product offerings, maintain lower tier suppliers, or make it more difficult to win new contracts. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share which could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
We are dependent on a global supply chain and subject to risks related to the availability of materials and the performance of our suppliers; in recent years we have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. Our performance requires a variety of raw materials, supplier-provided parts, components, sub-systems, and contract manufacturing services, and we rely on U.S. and non-U.S. suppliers (including third-party manufacturing suppliers, subcontractors, and service providers) and commodity markets for these materials and services. In some instances, we depend upon a single source of supply, manufacturing, services support, or assembly, or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. Emerging laws and increasing regulatory requirements aimed at global supply chains may impact our ability to access certain materials and components, and otherwise adversely affect our business, and we may not only be held responsible for our compliance, but for that of our suppliers. In addition, our defense businesses are subject to specific procurement requirements that limit the types of materials they use. Our defense businesses also must require suppliers to comply with various DoW requirements, any of which requirements may further limit the suppliers and subcontractors they may utilize. Identifying and qualifying second- or third- source suppliers can be difficult, time-consuming, and may result in increased costs.
Global supply chain disruptions have impacted our ability to procure raw materials, including certain rare earth elements, microelectronics, and certain commodities. These disruptions have been driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs and export controls, are contributing to these issues. In addition, the inflationary environment has increased material and component prices, labor rates, and supplier costs, and negatively impacted costs. Credit market conditions, including higher interest rates and the availability of credit, have impacted some of our suppliers and subcontractors as well. As a result of these procurement issues, the production flow in our factories has been negatively impacted, which has, in turn, hindered our ability to perform on our commitments to customers and negatively affected our results of operations, financial condition, and liquidity. Our supply costs have increased due to the above factors. In addition, we are largely dependent upon foreign sources for certain raw materials, such as cobalt, tantalum, chromium, rhenium, nickel, and titanium, and we rely on foreign suppliers as single-source suppliers of some components. Some raw materials and components have been in the past sourced from areas now under sanctions, such as Russia, or are currently sourced from areas which are at risk of sanctions or other trade restrictive actions, such as China.
The timing of the impacts of these supply chain risks and issues and our ability to mitigate them are uncertain and difficult to predict. However, we expect the current supply chain, inflation, and price issues, and their negative impacts on our business, to continue. In particular, we expect to experience prolonged delays for certain critical component parts and sub-systems. Furthermore, the existing supply chain issues could be compounded by other events, such as an economic downturn; changes in trade policies, such as tariffs; supplier capacity constraints for other reasons; supplier quality issues (for example, defects or fraudulent parts); supplier closing, bankruptcy, or financial difficulties; price increases for various reasons; and worsening shortages of raw materials or commodities, including as a result of war or other geopolitical actions, natural disaster, health pandemics or other business continuity events, or transport and distribution issues, any of which could further negatively impact our ability to meet our commitments to customers or increase our operating costs and therefore incrementally affect our results of operations, financial condition, and liquidity.
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
We have experienced, and continue to experience, challenges hiring highly qualified personnel including engineers, skilled laborers, and security clearance holders. We expect these difficulties to continue in the future. In addition, the cost of labor remains high. With respect to existing personnel, some may become required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances. Moreover, some of our employees are covered by collective bargaining agreements. Historically, we have been able to renegotiate expiring agreements without experiencing significant prolonged disruptions to business operations. However, the labor environment has experienced shifts that pose higher risk of future labor disruption. Any of the above factors could seriously harm our business.
Exports and imports of certain of our products are subject to various export control, sanctions, and import regulations and may require authorization from regulatory agencies of the U.S. or other countries. We must comply with various laws and regulations relating to the export and import of products, services, and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) and Arms Export Control Act (AECA) provisions administered by the U.S. Department of State (DOS), embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice (DOJ). Certain of our products, services, and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR, or are otherwise subject to the EAR and/or the U.S. Munitions Import List, and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before exporting these products out of the U.S. or importing these products into the U.S. U.S. foreign policy or the foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities, or countries. From time to time, we identify, investigate, remediate and voluntarily disclose violations or potential violations of the ITAR, EAR, or other global trade laws and regulations. Any failure by us, our customers, or our suppliers to comply with the above-referenced laws and regulations, arising out of our voluntary disclosures or otherwise, could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to engage in export or import transactions, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions, or import regulations may further restrict the export or import of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis, or at all, is subject to risks and uncertainties, including changing laws, regulations, or foreign policies, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.

In addition, as previously disclosed, on August 29, 2024, the Company entered into a Consent Agreement (CA) with the DOS to resolve alleged civil violations of the AECA and the ITAR. The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. If we are unable to satisfy the requirements of the CA within three years as determined by the DOS, we may face a continuation of the CA, additional fines, or other adverse impacts. In addition, during the term of the CA, the CA’s transaction-related requirements may impact our ability to execute potential future divestitures within expected timeframes or consistent with expected valuation metrics, and on acceptable terms and conditions, which could delay or impair our ability to achieve the expected benefits from our strategic plan, or otherwise harm our competitive position, results of operations, financial condition, or liquidity.
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
LEGAL, ENVIRONMENTAL, AND REGULATORY RISKS
As a U.S. government contractor, we are subject to risks relating to U.S. government audits, investigations, and disputes. We are subject to U.S. government investigations relating to our U.S. government contracts. Such U.S. government investigations often take years to complete and could result in administrative, civil, or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution, or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental, FCPA, and other anti-bribery and anti-corruption laws, or export laws, as further described below), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years, and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated. Further, our U.S. government contracts are subject to audit and we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data disclosures or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts, which could, if the audit reports’ theories were to prevail in litigation, also have future impacts such as increasing the costs absorbed by our commercial businesses. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations, and, in some cases, continue to negotiate and/or litigate. We may be, and have been, required to make significant payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in our favor, any such payments will be returned to us with interest. The Defense Contract Audit Agency (DCAA) and the Defense Contract Management Agency (DCMA) also review the adequacy of, and our compliance with, our internal control systems and policies, including our accounting, purchasing, government property, estimating, earned value management, and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government, including DCMA claims to recover payments for alleged noncompliance with cost accounting standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed by the U.S. government or must be refunded by us to the U.S. government if already reimbursed. In some cases, the DOJ has conducted investigations or convened grand juries to investigate possible irregularities in our costs. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition, and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our results of operations, financial position, and liquidity. As discussed below and as previously disclosed, in October 2024, the Company entered into a deferred prosecution agreement and a civil settlement agreement with the DOJ to resolve investigations relating to pricing on certain government contracts.
A violation by Raytheon Company or the Company of any one of the deferred prosecution agreements or Securities and Exchange Commission (SEC) administrative order announced on October 16, 2024 could adversely affect our business. As previously disclosed, on October 15, 2024, Raytheon Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), since 2012 in connection with certain Middle East contracts. On October 16, 2024, Raytheon also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon contracts entered into between 2011 and 2013 and in 2017. The Company made a settlement payment, criminal and civil penalties, restitution, and disgorgement, as applicable, pursuant to DPA-1, DPA-2, the SEC Administrative Order and the FCA settlement agreement as described in “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K. Pursuant to DPA-1, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to one count of conspiracy to violate the anti-bribery provisions of the FCPA and one count of conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions and/or political contributions under Part 130 of ITAR. Pursuant to DPA-2, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. Under DPA-1, DPA-2, and the SEC Administrative Order, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, DPA-2, and the SEC Administrative Order, and that monitor is expected to be in place by the end of the first quarter. DPA-1 and DPA-2 further provide that, in the event the DOJ, in its sole discretion, determines during the deferred prosecution period that Raytheon Company or the Company has violated any provision of either DPA, Raytheon Company or the Company may be subject to prosecution for any federal criminal violations brought against Raytheon Company or the relevant Company in DPA-1 and DPA-2. The SEC Administrative Order further provides that, in the event of a breach of the SEC Administrative Order, the SEC may vacate the Administrative Order and institute proceedings against the Company. Any breach of DPA-1, DPA-2, or the SEC Administrative Order could subject Raytheon Company or the Company to criminal prosecutions and/or administrative proceedings, resulting in additional criminal and civil penalties and fines, extension of either DPA’s term(s), including the terms of the monitorship, increased future regulatory and legal scrutiny by U.S. or foreign government agencies, additional reputational harm, additional compliance costs, suspension of export privileges and/or suspension or debarment from U.S. government contracting or subcontracting for a period of time, any of which could negatively affect our results of operations, financial position, and liquidity. In addition, during the term of the DPAs, the DPAs’ transaction-related requirements may impact our ability to execute potential future divestitures within expected timeframes or consistent with expected valuation metrics, which could delay or impair our ability to achieve the expected benefits from our strategic plan, or otherwise harm our competitive position, results of operations, financial condition or liquidity.
We are subject to litigation, environmental, anti-corruption, and other legal and compliance risks. We are subject to a variety of litigation and legal compliance risks. These risks relate to, among other things, product safety and reliability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters, the use of chemical substances, the use of artificial intelligence, export control, sanctions, employment matters, securities laws, competition laws, and laws governing improper business practices. We or one of our businesses could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, or other damages (in certain cases, treble damages). Product recalls or other supply disruptions and product liability and warranty claims can result in significant damages and costs, including fines, as well as other harm to our business as discussed above. As a global business, we are subject to complex laws and regulations in the U.S. and in other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
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
In addition, the FCPA and other anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to U.S. and non-U.S. officials for the purpose of obtaining or retaining business. These laws apply to companies, individual directors, officers, employees, and agents. U.S. companies also may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are, therefore, subject to the FCPA and other anti-bribery and anti-corruption laws, including the anti-

bribery and anti-corruption laws of non-U.S. countries. Our policies mandate compliance with these anti-bribery and anti-corruption laws. Despite meaningful measures that we undertake to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent violations of the FCPA or similar laws. As discussed above and as previously disclosed, in October 2024, the Company entered into a DPA with the DOJ and consented to the entry of an SEC Administrative Order to resolve investigations related to conduct that, among other things, violated the FCPA. We have been subject to regulatory investigations for alleged violations of anti-bribery and anti-corruption laws, and could be subject to such investigations in the future, which could result in criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes, or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, cause reputational harm, involve significant management attention, and result in a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Cybersecurity, artificial intelligence, and data security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.
Our business and financial performance may be adversely affected by climate change, including regulations, customer demand, technologies, and extreme weather. Our business may be impacted by climate change and governmental and industry actions taken in response, which present short, medium, and long-term risks to our business and financial condition. Current and emerging environmental and climate-related laws, regulations, or other policies, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, and mandatory disclosure obligations, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs, and costs associated with manufacturing changes, and lead to new or additional investments in product designs and facility upgrades. In addition, we continue to see ever-increasing demands for offerings focused on addressing long-term climate change, transitioning to lower emission technologies, including low to no carbon products and services, the use of alternative energy sources, and other sustainable aviation technologies, weather and climate monitoring products and services. Customers, shareholders, and institutional investors may focus on measuring and minimizing environmental impact, including our environmental sustainability practices and commitments with respect to our operations, products, and suppliers. As a result, we continue to evaluate making additional investments in new technologies and capabilities, and devoting management and other resources in response to the foregoing. We may not realize, on a timely basis or at all, the anticipated benefits of these investments and actions for a variety of reasons, including technological challenges, evolving government and customer requirements, and our ability to anticipate them and develop in-demand technologies on a timely basis, and other risks related to the development of advanced technologies described above. In addition, certain technologies will be dependent upon government action, such as investments in infrastructure, creating appropriate market incentives, and making certain raw materials available for development of certain technologies. Moreover, we rely on our suppliers to timely and effectively adapt and meet our evolving technological supply needs, and they may be unable to fully respond to our requirements in a timely manner or at all. We also face competition risks as our competitors also respond to advancing sustainable technologies. Our competitors may develop these in-demand technologies before we do, their new technologies may be deemed by our customers to be superior to technologies we may develop, and their technologies may otherwise gain industry acceptance in advance of or instead of our products. In addition, as we and our competitors develop increasingly sustainable technologies, demand for our older offerings may decrease or become nonexistent. Our reputation may also be damaged if we or our industry fail, or are perceived to fail, to achieve sustainability goals or commitments or to comply with evolving environmental and climate-related regulations. In addition, climate-related litigation and government investigations could be commenced against us, could be costly to defend, and could adversely affect our business. Moreover, our business, the businesses of our suppliers, subcontractors, service providers, distributors, and customers, and the industries in which we operate, could be negatively impacted by increasing frequency and severity of acute extreme weather events caused by climate change, including hurricanes, tornadoes, floods, snow and ice storms, fires, heat waves, and mud slides, and by chronic changes in weather patterns, such as temperature increases, drought, and sea level rise. These events could damage our and our suppliers’ facilities, products, and other assets, and cause disruptions to our business and operations, supply chain, and distribution networks, and the businesses of our customers, and require an increase in expenditures to improve climate resiliency of our operations. Any of the foregoing could materially decrease our revenues and materially increase our costs and expenses.
FINANCIAL, TAX, AND INSURANCE RELATED RISKS
Our debt levels and related debt service obligations could negatively impact our intended capital allocation, and we may be unable to obtain debt at competitive rates, on commercially reasonable terms, or in sufficient amounts. We have outstanding debt and other financial obligations, and we depend, in part, upon the issuance of debt to fund our business requirements. The increased indebtedness of RTX in connection with the $10 billion accelerated share repurchase (ASR) transactions that began in October 2023 and completed in September 2024 may have various negative impacts on our business. These include shifting significant cash flow from operations to debt principal and interest payments, which will reduce funds we have available for other purposes, such as acquisitions, research and development, and other reinvestments in our businesses, and dividends and common stock repurchases. It could also reduce our flexibility in planning for, or reacting to, changes in our business and market conditions. It exposes us to interest rate and credit market risk at the time of refinancing outstanding debt, as well as these same risks on our commercial paper obligations, which are issued at variable rates.
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
Quarterly cash dividends and share repurchases are subject to uncertainties and may affect our common stock price. Quarterly cash dividends and share repurchases under our share repurchase program generally constitute components of our capital allocation strategy, which we fund through a combination of operating free cash flow, borrowings, and proceeds from divestitures. However, we are not required to declare dividends or make any share repurchases under our share repurchase program. Dividends and share repurchases may be discontinued, accelerated, suspended, or delayed at any time without prior notice. Even if not discontinued, the amount of such dividends and repurchases may be changed, and the amount, timing, and frequency of such dividends and repurchases may vary from historical practice or from the company’s stated expectations. Decisions with respect to dividends and share repurchases are subject to the discretion of our Board of Directors and are based on a variety of factors. In addition, pursuant to a January 7, 2026 Executive Order, the Secretary of War could seek to limit our ability to pay cash dividends or make share repurchases if the Secretary of War determines that we have underperformed or lacked sufficient prioritization of, investment in or production speed in carrying out / performing under our U.S. government contracts. Other important factors that could cause us to discontinue, limit, suspend, increase, or delay our quarterly cash dividends or share repurchases include market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings, the availability of domestic cash, and overall business expectations. The reduction or elimination of our cash dividend, or suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareowner value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
STRATEGIC INITIATIVE AND TRANSACTION RISKS
We may be unable to realize expected benefits from strategic initiatives. In order to operate more effectively and efficiently, from time to time we undertake strategic and other operational initiatives. For example, we are undergoing significant, multi-

year digital transformation initiatives to improve our business, modernize operations, and reduce costs. Under these initiatives, we are leveraging digital capabilities throughout the way in which we conduct our business and provide our products and services to customers, including how we design, build, and maintain our products and services and operate our facilities. We also use our Customer Oriented Results and Excellence (CORE) operating system to drive continuing improvement into our processes and facilities. In addition, we continue to invest in structural cost reduction in our facilities, including aligning work to more efficient manufacturing centers, implementing advanced manufacturing capabilities including digital initiatives and automation, and closing facilities that are not required to meet future capacity and work needs. Other initiatives include the pursuit of advanced technologies and new business acquisitions and subsequent integrations. For example, we continue to invest in the integration of artificial intelligence technologies into our processes and business operations. We also implement restructuring plans from time to time. Restructuring activities include or may result in reductions of the workforce, the number of global facilities, procurement costs, legal entity and operational reorganizations, and other cost reduction initiatives. These strategic activities are complex and require the investment of resources including in personnel and systems. If we do not successfully manage our current or future strategic initiatives, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, certain U.S. government contracts and programs have begun to require digital engineering and other digital capabilities, and our inability to achieve these capabilities with respect to these programs timely may result in loss of revenues. Risks associated with workforce management issues include unfavorable political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees or work stoppages. Any of the above factors may impair our ability to achieve anticipated benefits, or otherwise harm our business, or have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Failure to successfully manage and execute potential future acquisitions, investments, divestitures, joint ventures, and other transactions, and other risks associated with these activities could adversely affect our future financial results. In pursuing our business strategies, we continually review, evaluate, and consider potential investments, acquisitions, divestitures, joint ventures, and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and business opportunities into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies, and other assets, and the risks and cost of potential liabilities. Further, these transactions involve certain other risks and uncertainties including: (1) the risks involved with entering new markets; (2) the difficulty in integrating newly-acquired businesses and managing or monitoring other collaborative business arrangements; (3) the complexity of separating a portion of our business to enable a divestiture; (4) the risk that we may be unable to execute potential transactions, if at all, within the expected timeline, on acceptable financial or other terms and conditions; (5) continued financial involvement in divested businesses, such as through continued equity ownership, guarantees, retained assets or liabilities, transition services or other ongoing commercial commitments, indemnities, or other current or contingent financial or commercial commitments, following a divestiture; (6) challenges and failures in achieving strategic objectives and other expected benefits, which may result in certain liabilities to us for guarantees and other commitments; (7) the risk that regulatory authorities may deny our proposed transactions, or may impose on those transactions conditions that undermine the strategic rationale, reduce the financial benefit of, or jeopardize the consummation of those transactions; (8) unidentified issues not discovered in RTX’s due diligence; (9) the diversion of our attention and resources from our operations and other initiatives; (10) the potential impairment of acquired assets; (11) the performance of underlying products, capabilities, or technologies; and (12) the performance or potential loss of key employees and customers of acquired businesses. In addition, future transactions may impact our deployment of capital, including dividends, share repurchases, pension contributions, and investments.
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
Product and Services Cybersecurity. Our product development processes apply development, security, and operations principles aligned with applicable government and commercial standards, and include vulnerability scanning and static and dynamic composition analysis. We regularly assess our product development processes, product cyber maturity, and the teams providing our secure services in relation to cybersecurity. In addition, we strive to meet all security requirements mandated by government and commercial customers and adhere to regulatory guidance and standards for system security engineering. Many of our products also undergo industry audits and regulatory compliance certifications, and our products delivered to the U.S. Department of War (DoW) (formerly referred to as the U.S. Department of Defense) must comply with DoW risk management requirements.
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
Program Assessment. We continuously evaluate and seek to improve and mature our cybersecurity processes. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. Additionally, our Internal Audit function regularly assesses our program effectiveness through audits of our systems and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements, and assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the Defense Contract Management Agency (DCMA) and Cybersecurity Maturity Model Certification Third-Party Assessment Organizations. Moreover, some of our products are audited or reviewed for regulatory compliance certification pursuant to the relevant DoW risk management framework.
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
Our PCO is an experienced embedded systems engineer and chief engineer with 20 years’ experience in the development, product assurance, and security of critical and highly regulated embedded and other computer systems in medical, aviation, and military products and services. In performing her role, she regularly reviews cybersecurity risks, controls, program policy and processes, including training, and oversees and advises teams performing policy and program development, implementation, and updates. Our PCO is regularly apprised of product and service cybersecurity events, threats, and activities including with respect to incidents, protection vulnerabilities, software update needs, and lifecycle status.
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
Our fixed assets as of December 31, 2025 include manufacturing facilities and non-manufacturing facilities such as warehouses, laboratories, office space, and a substantial quantity of machinery and equipment, including general purpose machinery and equipment using special jigs, tools, and fixtures and in many instances having automatic control features and special adaptations. The facilities, warehouses, machinery, and equipment in use as of December 31, 2025 are in good operating condition and are well-maintained.
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
Environmental Enforcement Proceeding
The Colorado Department of Public Health and Environment (CDPHE) issued a Notice of Violation/Cease and Desist Order (NOV/CDO) to Raytheon Company on January 31, 2023, alleging violations of a water discharge permit at a former Raytheon Company facility in Boulder, Colorado. On March 27, 2024, the CDPHE informed Raytheon Company that it was seeking a penalty in the amount of approximately $1 million in connection with the alleged violations and was requiring Raytheon Company to undertake a compliance program. In order to resolve the NOV/CDO, on October 6, 2025, Raytheon Company signed a Compliance Order on Consent (COC) with the CDPHE under which, without any admission of fault or liability, it agreed to pay $458,211 in civil penalties and to perform certain remediation work at the former facility under an agreed upon compliance schedule. Raytheon Company paid the civil penalties in the fourth quarter of 2025.
737 MAX Aircraft Litigation
Multiple lawsuits were filed in U.S. courts relating to the October 29, 2018 Lion Air Flight 610 and the March 10, 2019 Ethiopian Airlines Flight 302 accidents. Collins Aerospace (Collins) sold certain aircraft parts and systems to The Boeing Company for the 737 MAX aircraft involved in these accidents. Certain of our Collins businesses were named, along with other third parties, as parties in many of these lawsuits. All lawsuits related to the Lion Air flight have been resolved, and the Collins businesses have obtained a full release. Only one lawsuit related to the Ethiopian Airlines flight remains pending, and we anticipate during 2026 the lawsuit will either be resolved or the claims against the Collins businesses will be dismissed.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
RTX Corporation’s common stock is listed on the New York Stock Exchange under the ticker symbol “RTX.” There were 35,327 registered shareowners at December 31, 2025. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained within Item 12 of this Form 10-K.
Stock Performance Graph
The following graph presents the cumulative total shareowner return for the five years ending December 31, 2025 for our common stock as compared to the Standard & Poor’s 500 Stock Index and the S&P 500 Aerospace & Defense (A&D) Index. These figures assume that all dividends paid over the five-year period were reinvested, and that the starting value of each index and the investment in common stock was $100.00 on December 31, 2020.
Comparison of Cumulative Five Year Total Return

	Annual Return Percentage Years Ending
Company/Index	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
RTX Common Stock	23.27	20.01	(14.44)	40.76	61.44
S&P 500 Index	28.71	(18.11)	26.29	25.02	17.88
S&P 500 Aerospace & Defense Index	13.22	17.37	6.77	14.40	41.98

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
RTX Common Stock	$100.00	$123.27	$147.94	$126.58	$178.17	$287.64
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Aerospace & Defense Index	100.00	113.22	132.89	141.88	162.31	230.45

Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2025.

2025	Total Number of Shares Purchased (000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
October 1 - October 31	—	$—	—	$615
November 1 - November 30	—	—	—	615
December 1 - December 31	—	—	—	615
Total	—	$—	—
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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended December 31, 2025, we did not repurchase shares outside of the program.
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
Our defense operations are affected by U.S. Department of War (DoW) (formerly referred to as the U.S. Department of Defense) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. In addition, our defense businesses engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.
Other Matters
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions, including changes in DoW policies or priorities, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Legal Matters. As previously disclosed, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” See “Note 17: Commitments and Contingencies,” within Item 8 of this Form 10-K, for additional information.

Pratt & Whitney Powder Metal Matter. As described further in “Note 17: Commitments and Contingencies,” within Item 8 of this Form 10-K, in 2023, Pratt & Whitney determined that a rare condition in powder metal used to manufacture certain engine parts requires accelerated inspection of the PW1100G-JM (PW1100) Geared Turbofan (GTF) fleet, which powers the A320neo family of aircraft (A320neo) (herein referred to as the “Powder Metal Matter”).
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
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, certain countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for 2025 reflect our best estimate of the impact of the tariffs then in effect. As the duration, extent and enforceability of the tariffs and counter tariffs remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of the announced tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the enforceability of tariffs and counter-tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget, Tax Legislation and Executive Orders. On February 3, 2026, Congress passed and the President signed a spending package to end a U.S. government shutdown. The spending package funds the government through the end of the government’s fiscal year, with the exception of the Department of Homeland Security, which remains subject to a continuing resolution.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. See “Note 12: Income Taxes,” within Item 8 of this Form 10-K, for additional information.
The Act also provides a supplementary $156.2 billion to the DoW for obligations through 2029, which includes $24.4 billion for the Golden Dome for America project. The project, outlined in a January 27, 2025 Executive Order, calls for the development and deployment of a next-generation missile defense shield. On May 20, 2025, the DoW announced a draft architecture and implementation plan for the system. With next generation technologies across land, sea and space that build upon existing, proven defense capabilities, RTX’s portfolio is well-positioned to play a role in delivering reliable solutions for the Golden Dome for America initiative. Whether this Executive Order or corresponding funding will have a material impact on our business or results of operations will depend on a variety of factors, including actual awards, award timelines, mission priorities, and future budget determinations. The Act also includes $25.4 billion in funding to enhance DoW resources for munitions and supply chain resiliency. As a leading munitions manufacturer, RTX is strategically situated to play a key role in supporting this initiative.
The President has also issued multiple executive orders, including one intended to reform the DoW’s defense acquisition processes and promote expedited and streamlined acquisitions. Following issuance of those orders, the Secretary of War issued a memorandum and released the DoW’s Acquisition Transformation Strategy, which is aligned with the executive orders and seeks to overhaul the existing defense acquisition system through process changes that prioritize speed, flexibility, and rigorous execution. A subsequent executive order was issued that may limit corporate distributions, share repurchases, and executive compensation incentives during periods of defense contractor underperformance, insufficient prioritization, investment or production speed under their U.S. Government contracts. We are monitoring how these executive orders and related actions will be implemented and any potential future impacts to our business. While those impacts are uncertain, a limitation on our ability to issue distributions or engage in share repurchases related to the defense contractor performance executive order could adversely affect the market price of our common stock.
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
•Operating profit margin: a measure of our Operating profit as a percentage of Total net sales; and
•Operating cash flow: a measure of the amount of cash generated by our business operations.

(dollars in millions)	2025	2024	2023
Total net sales	$88,603	$80,738	$68,920
Operating profit	9,300	6,538	3,561
Operating profit margin	10.5%	8.1%	5.2%
Operating cash flow	$10,567	$7,159	$7,883
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
We also focus on backlog as a key financial performance measure of our forward-looking sales growth. Total backlog was $268 billion and $218 billion as of December 31, 2025 and 2024, respectively. Backlog, which is equivalent to our remaining performance obligations (RPO) for our sales contracts, represents the aggregate dollar value of firm orders for which products have not been provided or service has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts). Backlog generally increases with bookings and/or orders and generally decreases as sales are recognized on these bookings and is affected by changes in foreign exchange rates, as well as contract cancellations and terminations, and cost underruns on cost-type contracts.
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
We provide the organic change in Net sales and Cost of sales for our consolidated results of operations as well as the organic change in Net sales and Operating profit for our segments. We believe that these non-GAAP measures are useful to investors because they provide transparency to the underlying performance of our business, which allows for better year-over-year comparability. The organic change in Net sales, Cost of sales, and Operating profit excludes acquisitions and divestitures, net, and the effect of foreign currency exchange rate translation fluctuations and other significant non-operational items and/or significant operational items that may occur at irregular intervals (Other). Additionally, the organic change in Cost of sales and Operating profit excludes restructuring costs, the FAS/CAS operating adjustment, and acquisition accounting adjustments. Restructuring costs generally arise from severance related to workforce reductions and facility exit costs. We are continuously evaluating our cost structure and implement restructuring actions in an effort to keep our cost structure competitive. The FAS/CAS operating adjustment represents the difference between the service cost component of our pension and postretirement benefit (PRB) expense under the Financial Accounting Standards (FAS) requirements of U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS), primarily related to our Raytheon segment. Acquisition accounting adjustments include the amortization of acquired intangible assets related to acquisitions, the amortization of the property, plant, and equipment fair value adjustment acquired through acquisitions, the amortization of customer contractual obligations related to loss making or below market contracts acquired, and goodwill impairment, if applicable.
Net Sales

(dollars in millions)	2025	2024	2023
Total net sales	$88,603	$80,738	$68,920
The factors contributing to the total change year-over-year in Total net sales are as follows:

(dollars in millions)	2025	2024
Organic (1)	$8,894	$7,816
Acquisitions and divestitures, net	(1,179)	(1,291)
Other	150	5,293
Total change	$7,865	$11,818
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $8.9 billion organically in 2025, primarily due to higher organic sales of $4.8 billion at Pratt & Whitney, $2.6 billion at Collins, and $1.7 billion at Raytheon.
The $1.2 billion decrease in net sales related to Acquisitions and divestitures, net in 2025 was primarily driven by the sale of the actuation and flight control business within our Collins segment completed in the third quarter of 2025, the sale of the Simmonds Precision Products business within our Collins segment completed in the fourth quarter of 2025, the sale of the Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment completed in the first quarter of 2024, and the sale of the Goodrich Hoist & Winch business within our Collins segment completed in the fourth quarter of 2024.
Net sales increased $7.8 billion organically in 2024, primarily due to higher organic sales of $4.4 billion at Pratt & Whitney, $2.1 billion at Collins, and $1.7 billion at Raytheon.
The $1.3 billion decrease in net sales related to Acquisitions and divestitures, net in 2024 was primarily driven by the sale of our CIS business within our Raytheon segment completed in the first quarter of 2024.
The increase in Other net sales of $5.3 billion in 2024 was primarily driven by the absence of the net sales charge of $5.4 billion associated with the Powder Metal Matter recognized in the third quarter of 2023.
See “Segment Review” below for further information by segment.

				% of Total Net Sales
(dollars in millions)	2025	2024	2023	2025	2024	2023
Net sales
Products	$64,171	$59,612	$49,571	72%	74%	72%
Services	24,432	21,126	19,349	28%	26%	28%
Total net sales	$88,603	$80,738	$68,920	100%	100%	100%
Refer to “Note 20: Segment Financial Data” within Item 8 of this Form 10-K for the composition of external net sales by products and services by segment.
Net products sales increased $4.6 billion in 2025 compared to 2024, primarily due to increases in external products sales of $2.2 billion at Pratt & Whitney, $1.2 billion at Collins, and $1.2 billion at Raytheon.
Net services sales increased $3.3 billion in 2025 compared to 2024, primarily due to increases in external services sales of $2.7 billion at Pratt & Whitney, $0.5 billion at Collins, and $0.1 billion at Raytheon.
Net products sales increased $10.0 billion in 2024 compared to 2023, primarily driven by the absence of the net sales charge of $5.3 billion associated with the Powder Metal Matter, and increases in external product sales of $2.4 billion at Pratt & Whitney, $1.2 billion at Collins, and $1.0 billion at Raytheon.
Net services sales increased $1.8 billion in 2024 compared to 2023, primarily due to increases in external services sales of $2.0 billion at Pratt & Whitney, including the absence of a services sales charge of $0.1 billion associated with the Powder Metal Matter, and a $0.4 billion increase at Collins, partially offset by a decrease in external services of $0.7 billion at Raytheon, primarily driven by the sale of our CIS business completed in the first quarter of 2024.

Our sales to major customers were as follows:

				% of Total Net Sales
(dollars in millions)	2025	2024	2023	2025	2024	2023
Sales to the U.S. government (1)	$33,279	$32,246	$31,628	38%	40%	46%
Foreign military sales through the U.S. government	6,702	5,765	4,974	8%	7%	7%
Foreign government direct commercial sales	6,123	5,317	4,249	7%	7%	6%
Commercial aerospace and other commercial sales (2)	42,499	37,410	28,069	48%	46%	41%
Total net sales	$88,603	$80,738	$68,920	100%	100%	100%
(1)    Excludes foreign military sales through the U.S. government.
(2)    2023 includes the reduction in sales from the Powder Metal Matter.
Cost of Sales

(dollars in millions)	2025	2024	2023
Total cost of sales	$70,814	$65,328	$56,831
Percentage of net sales	80%	81%	82%
The factors contributing to the change year-over-year in Total cost of sales are as follows:

(dollars in millions)	2025	2024
Organic (1)	$7,132	$6,188
Acquisitions and divestitures, net	(1,055)	(1,210)
Restructuring	12	(9)
FAS/CAS operating adjustment	89	246
Acquisition accounting adjustments	(52)	61
Other	(640)	3,222
Total change	$5,486	$8,498
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
The organic increase in total cost of sales in 2025 of $7.1 billion was primarily due to the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above. The $1.1 billion decrease in cost of sales related to Acquisitions and divestitures, net in 2025 was primarily due to the net sales decreases related to Acquisitions and divestitures, net noted above.
The decrease in Other cost of sales of $0.6 billion in 2025 was primarily driven by the absence of charges recorded in 2024, including a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the termination of a fixed price development contract with a foreign customer (herein referred to as “Raytheon Contract Termination”) and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that were no longer recoverable as a result of initiating alternative titanium sources.
The organic increase in total cost of sales in 2024 of $6.2 billion was primarily due to the organic net sales increases at Pratt & Whitney, Collins, and Raytheon noted above.
The $1.2 billion decrease in cost of sales related to Acquisitions and divestitures, net in 2024 was primarily driven by the sale of our CIS business within our Raytheon segment completed in the first quarter 2024.
The increase in Other cost of sales of $3.2 billion in 2024 was primarily driven by the absence of the Powder Metal Matter charge recorded in the third quarter of 2023, which resulted in a $2.5 billion net reduction in cost of sales primarily reflecting our partners’ 49% share of the impact. In addition, the increase in Other cost of sales includes a $0.5 billion charge related to the Raytheon Contract Termination recorded in the second quarter of 2024, and $0.2 billion of charges recorded in the first quarter of 2024 at Collins related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources.
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

				% of Total Net Sales
(dollars in millions)	2025	2024	2023	2025	2024	2023
Cost of sales
Products	$53,780	$50,768	$43,425	61%	63%	63%
Services	17,034	14,560	13,406	19%	18%	19%
Total cost of sales	$70,814	$65,328	$56,831	80%	81%	82%
Net products cost of sales increased $3.0 billion in 2025 compared to 2024, primarily driven by increases in external products cost of sales at Pratt & Whitney and Collins, each driven by the products sales changes noted above. The increase was partially offset by the absence of a $0.5 billion charge recorded in the second quarter of 2024 at Raytheon related to the Raytheon Contract Termination and charges of $0.2 billion recorded in the first quarter of 2024 at Collins as a result of initiating alternative titanium sources.
Net services cost of sales increased $2.5 billion in 2025 compared to 2024, primarily due to an increase in external services cost of sales at Pratt & Whitney, driven by the services sales change noted above.
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
Research and Development

(dollars in millions)	2025	2024	2023
Company-funded	$2,807	$2,934	$2,805
Percentage of net sales	3.2%	3.6%	4.1%
Customer-funded (1)	$4,886	$4,723	$4,456
Percentage of net sales	5.5%	5.8%	6.5%
(1)    Included in Cost of sales in our Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The decrease in company-funded research and development of $0.1 billion in 2025 compared to 2024, was primarily driven by lower spending on military and commercial programs at Collins and Pratt & Whitney, partially offset by higher expenses on development programs at Raytheon.
The increase in company-funded research and development of $0.1 billion in 2024 compared to 2023, was primarily driven by increased spending on commercial program development at Collins and Pratt & Whitney, partially offset by lower expenses on development programs at Raytheon.
The increase in customer-funded research and development of $0.2 billion in 2025 compared to 2024, was primarily driven by higher development spend on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military development programs, partially offset by lower spending on customer-funded expenses at Raytheon on military development programs, specifically related to the Next Generation Interceptor (NGI) program.
The increase in customer-funded research and development of $0.3 billion in 2024 compared to 2023, was primarily driven by higher development spend on various military and commercial programs at Collins and increased spending at Pratt & Whitney on military programs primarily driven by the F135 Engine Core Upgrade (ECU), partially offset by lower expenses at Raytheon primarily related to the NGI program.

Selling, General, and Administrative

(dollars in millions)	2025	2024	2023
Selling, general, and administrative	$6,095	$5,806	$5,809
Percentage of net sales	6.9%	7.2%	8.4%
Selling, general, and administrative expenses increased $0.3 billion in 2025 compared to 2024, primarily driven by higher employee-related costs and higher restructuring costs related to ongoing cost reduction efforts driven by various workforce reductions initiated in 2025 at Collins.
Selling, general, and administrative expenses in 2024 were relatively consistent compared to 2023.
We are continuously evaluating our cost structure and have implemented restructuring actions in an effort to keep our cost structure competitive. Therefore, the amounts reflected above include the beneficial impact of previous restructuring actions on Selling, general, and administrative expenses.
Other Income (Expense), Net

(dollars in millions)	2025	2024	2023
Other income (expense), net	$413	$(132)	$86
Other income (expense), net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income (expense), net of $0.5 billion in 2025 compared to 2024 was primarily due to a $0.2 billion gain on sale of the actuation and flight control business in the third quarter of 2025, a $0.1 billion gain on sale of the Simmonds Precision Products business in the fourth quarter of 2025, and $0.1 billion of gains related to the increase in fair value on investments in 2025. The increase in Other income (expense), net in 2025 compared to 2024 also benefited from the absence of a $0.9 billion charge related to the Resolution of Certain Legal Matters in 2024, partially offset by the absence of a prior year benefit of $0.4 billion gain on sale of the CIS business net of transaction and other related costs, a $0.2 billion benefit from a tax related indemnity receivable, a $0.1 billion gain on sale of Collin’s Goodrich Hoist & Winch business, and an insurance recovery at Pratt & Whitney of approximately $0.1 billion.
The decrease in Other income (expense), net of $0.2 billion in 2024 compared to 2023, was primarily due to a $0.9 billion charge during the second quarter of 2024 related to the Resolution of Certain Legal Matters. This was partially offset by a $0.4 billion gain on sale of Raytheon’s CIS business in the first quarter of 2024, a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024, a $0.1 billion gain on sale of Collins’ Goodrich Hoist & Winch business in the fourth quarter of 2024, and an insurance recovery at Pratt & Whitney of approximately $0.1 billion in the fourth quarter of 2024.
Operating Profit

(dollars in millions)	2025	2024	2023
Operating profit	$9,300	$6,538	$3,561
Operating profit margin	10.5%	8.1%	5.2%
The increase in Operating profit of $2.8 billion in 2025 compared to 2024 was primarily driven by an increase in the organic operating performance of our segments of $1.5 billion, a $0.2 billion gain on sale of the actuation and flight control business in 2025, and a $0.1 billion gain on sale of the Simmonds Precision Products business in the fourth quarter of 2025. The increase in Operating profit in 2025 compared to 2024 also benefited from the absence of 2024 charges, including a $0.9 billion charge related to the Resolution of Certain Legal Matters, a $0.6 billion charge related to the Raytheon Contract Termination, and charges of $0.2 billion at Collins as a result of initiating alternative titanium sources. These increases were partially offset by the absence of prior year benefits including a $0.4 billion gain on sale of the CIS business, net of transaction and other related costs and a $0.2 billion benefit from a tax related indemnity receivable.
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
Non-service Pension Income

(dollars in millions)	2025	2024	2023
Non-service pension income	$(1,182)	$(1,518)	$(1,780)
The change in Non-service pension income of $0.3 billion in 2025 compared to 2024 was primarily driven by a $0.3 billion settlement charge recorded in fourth quarter of 2025 associated with the annuity buy-out conversion. See “Note 10: Employee Benefit Plans” within Item 8 of this Form 10-K for further discussion.
The change in Non-service pension income of $0.3 billion in 2024 compared to 2023 was primarily driven by the decrease in the recognized actuarial net (gain) loss as a result of the merger of the remaining Raytheon Company qualified pension plans into the RTX Consolidated Pension Plan at December 31, 2023.
Interest Expense, Net

(dollars in millions)	2025	2024	2023
Interest expense	$1,835	$1,970	$1,653
Interest income	(98)	(102)	(100)
Other non-operating expense (income) (1)	12	(6)	(48)
Interest expense, net	$1,749	$1,862	$1,505
Total average interest expense rate - average outstanding borrowings during the year:	4.5%	4.6%	4.3%
Total average interest expense rate - outstanding borrowings as of December 31:	4.5%	4.5%	4.6%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
Interest expense, net decreased $0.1 billion in 2025 compared to 2024, primarily driven by debt repayments in 2025.
Interest expense, net increased $0.4 billion in 2024 compared to 2023. The increase in Interest expense of $0.3 billion was primarily due to long-term debt issuances and term loan borrowings in 2023, partially offset by the reversal of interest accruals as a result of the conclusion of the examination phases of certain RTX and Rockwell Collins tax audits in the first quarter of 2024.
Income Taxes

	2025	2024	2023
Effective income tax rate	19.1%	19.1%	11.9%
Although the 2025 and 2024 effective tax rates are the same, the 2025 effective rate reflects a lower U.S. tax benefit associated with Foreign Derived Intangible Income resulting from the Act. Both periods include tax benefits associated with certain legal entity reorganizations and the tax effects of dispositions.
The 2024 effective tax rate includes tax benefits of $0.3 billion resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years. Also included in the 2024 effective tax rate is a $0.2 billion tax charge related to U.S. federal income taxes owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in 2024. The ruling Otis received reduces U.S. foreign tax credits previously claimed by the Company in pre-separation tax years. This item is subject to a tax matters agreement entered into with Carrier and Otis in connection with the separations of those businesses in 2020. Accordingly, the Company recorded a pre-tax benefit of $0.2 billion for a portion of the indemnity owed by Otis to the Company for the reduction in foreign taxes in the pre-separation years. Additionally, the Company is indemnified by Otis for the associated interest related to the Otis non-US ruling.
The 2023 effective tax rate includes a deferred tax benefit of $0.7 billion associated with the $2.9 billion Powder Metal Matter pre-tax charge.
For additional discussion of income taxes and the effective income tax rate, see “Income Taxes” within Critical Accounting Estimates below, and “Note 12: Income Taxes” within Item 8 of this Form 10-K.

Net Income Attributable to Common Shareowners

(dollars in millions, except per share amounts)	2025	2024	2023
Net income attributable to common shareowners	$6,732	$4,774	$3,195
Diluted earnings per share	$4.96	$3.55	$2.23
Net income attributable to common shareowners for 2025 includes the following:
•acquisition accounting adjustments of $1.6 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $1.15;
•a pension settlement charge of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.15; and
•restructuring charges of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.14.
Net income attributable to common shareowners for 2024 includes the following:
•acquisition accounting adjustments of $1.6 billion, net of tax, which had an unfavorable impact on diluted EPS of $1.20;
•a charge related to the Resolution of Certain Legal Matters of $0.9 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.65;
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
•charges related to initiating alternative titanium sources at our Collins segment of $0.2 billion, which had an unfavorable impact on diluted EPS of $0.13;
•restructuring charges of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.12;
•a charge of $0.1 billion, net of tax, related to a customer bankruptcy, which had an unfavorable impact on diluted EPS of $0.09; and
•a charge of $0.1 billion, net of tax, related to impairment of contract fulfillment costs in the fourth quarter of 2024, due to a contract cancellation at our Collins segment, which had an unfavorable impact on diluted EPS of $0.09.
Net income attributable to common shareowners for 2023 includes the following:
•charge associated with the Powder Metal Matter of $2.2 billion, net of tax and partner share, which had an unfavorable impact on diluted EPS of $1.55;
•acquisition accounting adjustments of $1.6 billion, net of tax, which had an unfavorable impact on diluted EPS of $1.09;
•restructuring charges of $0.2 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.13; and
•charges related to a customer insolvency of $0.1 billion, net of tax and noncontrolling interest, which had an unfavorable impact on diluted EPS of $0.08.
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
Total Net Sales. Total net sales by segment were as follows:

(dollars in millions)	2025	2024	2023
Collins Aerospace	$30,196	$28,284	$26,253
Pratt & Whitney (1)	32,916	28,066	18,296
Raytheon	28,043	26,713	26,350
Total segment	91,155	83,063	70,899
Eliminations and other	(2,552)	(2,325)	(1,979)
Consolidated	$88,603	$80,738	$68,920
(1)    2023 includes the reduction in sales from the Powder Metal Matter.
Operating Profit (Loss). Operating profit (loss) by segment was as follows:

(dollars in millions)	2025	2024	2023
Collins Aerospace	$4,923	$4,135	$3,825
Pratt & Whitney (1)	2,596	2,015	(1,455)
Raytheon	3,227	2,594	2,379
Total segment	10,746	8,744	4,749
Eliminations and other	54	(48)	(42)
Corporate expenses and other unallocated items (2)	(248)	(933)	(275)
FAS/CAS operating adjustment	753	833	1,127
Acquisition accounting adjustments	(2,005)	(2,058)	(1,998)
Consolidated	$9,300	$6,538	$3,561
(1)    2023 includes the impacts from the Powder Metal Matter.
(2)    Includes a $0.9 billion charge in the second quarter of 2024 related to the Resolution of Certain Legal Matters. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for additional information.
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
We had the following net EAC adjustments for the periods presented:

(dollars in millions)	2025	2024	2023
Net EAC adjustments	$(386)	$(473)	$(648)
The change in net EAC adjustments of $0.1 billion in 2025 compared to 2024 was primarily due to favorable changes in net EAC adjustments at Raytheon, partially offset by unfavorable changes in net EAC adjustments at Pratt & Whitney. The change at Raytheon benefited from the absence of a $53 million unfavorable adjustment in the third quarter of 2024, with the remaining change spread across numerous individual programs. The unfavorable changes at Pratt & Whitney were spread across numerous programs, with no individual or common significant driver.
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
In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $0.1 billion primarily related to reserve and contract loss provision adjustments. Additionally, during the second quarter of 2024, Raytheon recognized a $0.6 billion charge related to the impact of the Raytheon Contract Termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was approximately $268 billion and $218 billion as of December 31, 2025 and 2024, respectively. Our backlog by segment, which excludes intercompany backlog, was as follows at December 31:

(dollars in billions)	2025	2024
Collins Aerospace	$42	$36
Pratt & Whitney	151	119
Raytheon	75	63
Total backlog	$268	$218
Total backlog includes commercial backlog of $161 billion and $125 billion as of December 31, 2025 and 2024, respectively, and defense backlog of $107 billion and $93 billion as of December 31, 2025 and 2024, respectively.
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
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon business and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $61 billion in both 2025 and 2024 and $51 billion in 2023.
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
Collins Aerospace

				% Change
(dollars in millions)	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
Net sales	$30,196	$28,284	$26,253	7%	8%
Operating profit	4,923	4,135	3,825	19%	8%
Operating profit margins	16.3%	14.6%	14.6%
2025 Compared with 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,606	$(754)	$—	$60	$1,912
Operating profit	495	(56)	(157)	506	788
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
2025 Compared with 2024
The organic net sales increase of $2.6 billion in 2025 compared to 2024 primarily relates to higher commercial aerospace aftermarket sales of $1.4 billion, higher defense sales of $0.7 billion and higher commercial OEM sales of $0.5 billion. The increase in commercial aftermarket sales was driven by higher volume across all aftermarket sales channels. The increase in defense sales was due to higher volume across multiple programs and platforms. The increase in commercial OEM sales was primarily driven by higher volume on widebody and narrowbody.
The organic operating profit increase of $0.5 billion in 2025 compared to 2024 was primarily due to higher commercial aerospace operating profit of $0.3 billion, principally driven by the higher sales volume discussed above, partially offset by the impact of tariffs and unfavorable commercial OEM mix. Defense operating profit increased $0.1 billion in 2025 compared to 2024 due to higher sales volume. Lower research and development expenses were partially offset by higher selling, general and administrative expenses.
The decrease in net sales due to Acquisitions/Divestitures, net from 2025 compared to 2024 primarily relates to the sale of the actuation and flight control business completed in 2025, the sale of Simmonds Precision Products completed in 2025, and the sale of the Goodrich Hoist & Winch business completed in 2024.
The increase in Other operating profit of $0.5 billion in 2025 compared to 2024 primarily relates to higher net gains on the sale of businesses, as referenced above, of $0.3 billion in 2025 as compared to $0.1 billion in 2024. The increase is also driven by the absence of $0.2 billion of charges recorded in 2024 related to the recognition of unfavorable purchase commitments and an impairment of contract fulfillment costs that are no longer recoverable as a result of initiating alternative titanium sources, and the absence of a $0.2 billion charge related to the impairment of contract fulfillment costs due to a contract cancellation recognized in 2024.
The increase in restructuring costs from 2025 compared to 2024 relates to ongoing cost reduction efforts driven by various workforce reductions initiated in 2025.
2024 Compared with 2023
The organic net sales increase of $2.1 billion in 2024 compared to 2023 primarily relates to higher commercial aerospace aftermarket sales of $1.2 billion, higher defense sales of $0.8 billion, and higher commercial aerospace OEM sales of $0.1 billion. The increase in commercial aerospace sales was principally driven by continued growth in commercial air traffic, which has resulted in an increase in flight hours and increased OEM volume primarily within widebody and regional aircraft, partially offset by decreased OEM volume in narrowbody aircraft. The defense sales increase was primarily due to higher volume across multiple programs and platforms.
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
Defense Bookings – In 2025, Collins recorded $12 billion in defense bookings, comprised of a number of smaller individual bookings under $0.5 billion.

Pratt & Whitney

				% Change
(dollars in millions)	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
Net sales	$32,916	$28,066	$18,296	17%	53%
Operating profit (loss)	2,596	2,015	(1,455)	29%	NM
Operating profit (loss) margins	7.9%	7.2%	(8.0)%
NM = Not meaningful
2025 Compared with 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$4,810	$—	$—	$40	$4,850
Operating profit	448	—	81	52	581
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
2025 Compared with 2024
The organic net sales increase of $4.8 billion in 2025 compared to 2024 was primarily driven by higher commercial aftermarket sales of $2.9 billion primarily driven by higher volume. Also contributing to the organic net sales increase was higher commercial OEM sales of $0.9 billion driven by favorable mix and higher volume. Military sales increased $1.0 billion, primarily due to higher production volume on the F135 program.
The organic operating profit increase of $0.4 billion in 2025 compared to 2024 reflects higher commercial aerospace operating profit of $0.5 billion and higher military operating profit of $0.2 billion. Higher commercial aftermarket volume and favorable commercial OEM mix more than offset the impacts of unfavorable aftermarket mix and higher tariffs and production costs. The increase in military operating profit was driven by the higher sales volume discussed above, as well as favorable mix and the absence of an unfavorable EAC adjustment of approximately $50 million in the fourth quarter of 2024, partially offset by higher production costs. These increases were partially offset by higher selling and general administrative expenses of $0.2 billion and the absence of a fourth quarter 2024 insurance recovery of approximately $0.1 billion.
The increase in Other operating profit in 2025 compared to 2024 primarily relates to a customer bankruptcy charge of $0.1 billion in 2025 compared to a $0.2 billion charge in 2024.
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
The Other net sales decrease of $5.4 billion in 2024 compared to 2023 was primarily relates to the absence of a charge recognized in the third quarter of 2023 related to the Powder Metal Matter.
The organic operating profit (loss) increase of $0.6 billion in 2024 compared to 2023 reflects higher commercial aerospace operating profit of $0.4 billion driven by favorable mix on higher large commercial OEM volume which was partially offset by higher OEM production costs. Commercial aerospace operating profit also benefited from higher commercial aftermarket volume, which was partially offset by the impact of a shift in aftermarket mix towards higher GTF volume as well as two favorable contract matters in 2023 totaling $0.1 billion that did not repeat in 2024. The increase in military operating profit of $0.2 billion was driven by the increases from the sales volume discussed above, as well as favorable sustainment mix, partially offset by higher production costs. Military operating profit also benefited from the absence of an unfavorable EAC adjustment of approximately $60 million in the fourth quarter of 2023, which was partially offset by an unfavorable EAC adjustment of approximately $50 million in the fourth quarter of 2024. Higher research and development expenses and selling, general, and administrative expenses were partially offset by an insurance recovery of approximately $0.1 billion in the fourth quarter of 2024.
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
Defense Bookings – In 2025, Pratt & Whitney recorded $9 billion in defense bookings. In addition to a number of smaller individual bookings, Pratt & Whitney booked $2.9 billion for F135 production and $2.4 billion for F135 sustainment.
Raytheon

				% Change
(dollars in millions)	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
Net sales	$28,043	$26,713	$26,350	5%	1%
Operating profit	3,227	2,594	2,379	24%	9%
Operating profit margins	11.5%	9.7%	9.0%
Defense Bookings	$39,975	$39,235	$31,889	2%	23%
2025 Compared with 2024

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,715	$(460)	$—	$75	$1,330
Operating Profit	563	(34)	32	72	633
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
2025 Compared with 2024
The organic net sales increase of $1.7 billion in 2025 compared to 2024 was primarily due to higher net sales of $1.6 billion from land and air defense systems programs driven by higher net sales on Patriot programs, international National Advanced Surface-to-Air Missile System (NASAMS) programs, and Lower Tier Air and Missile Defense Sensor (LTAMDS) programs. Also contributing to the increase was higher net sales of $0.7 billion from naval power programs primarily due to higher net sales on Evolved SeaSparrow Missile (ESSM) programs, SPY-6 radar programs, and certain classified programs. These increases were partially offset by lower net sales of $0.3 billion within air and space defense systems, primarily driven by lower development program volume partially offset by higher net sales on advanced medium-range air-to-air missile (AMRAAM) programs. Additionally, the organic net sales increase was partially offset by the absence of $0.3 billion of sales recognized in the fourth quarter of 2024 associated with the restart of certain contracts with a Middle East customer.
The increase in Other net sales of $0.1 billion in 2025 compared to 2024 was primarily driven by the absence of $0.1 billion charge related to Raytheon Contract Termination initiated in the second quarter of 2024.
The organic operating profit increase of $0.6 billion in 2025 compared to 2024 was primarily due to a favorable change in mix and other performance of $0.3 billion, a favorable change in net EAC adjustments of $0.2 billion and higher volume of approximately $0.1 billion. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs. The favorable change in net EAC adjustments was spread across numerous programs and benefited from the absence of a $53 million unfavorable adjustment in the third quarter of 2024 related to cost increases on a classified program. The increase in volume was principally driven by the higher net sales discussed above.
The decrease in net sales and operating profit due to Acquisitions / Divestitures, net in 2025 compared to 2024 primarily relates to the sale of the CIS business completed in the first quarter of 2024.
The increase in Other operating profit of $0.1 billion in 2025 compared to 2024 was primarily due to the absence of a $0.6 billion charge related to the Raytheon Contract Termination initiated in the second quarter of 2024, partially offset by the absence of a $0.4 billion gain on sale of the CIS business in the first quarter of 2024, and a $0.1 billion net benefit primarily related to reserve and contract loss provision adjustments recognized in the fourth quarter of 2024 as a result of restarting work under certain contracts with a Middle East customer.
2024 Compared with 2023
The organic net sales increase of $1.7 billion in 2024 compared to 2023 was primarily due to higher net sales of $1.4 billion from land and air defense systems programs driven by higher net sales on certain international Patriot programs, certain international NASAMS programs, and Counter-Unmanned Aircraft Systems (C-UAS) programs. Also contributing to the increase was higher net sales of $0.4 billion from advanced technology programs primarily driven by higher volume on classified programs and on a development program. Additionally, the organic net sales increase includes $0.3 billion of sales associated with the restart of certain contracts with a Middle East customer. These increases were partially offset by lower net sales of $0.5 billion from air and space defense systems programs primarily due to the completion of certain programs, and the timing of a prior year program award.
The decrease in Other net sales in 2025 compared to 2024 was primarily driven by $0.1 billion related to the Raytheon Contract Termination initiated in the second quarter of 2024.
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
Defense Backlog and Bookings– Backlog was $75 billion at December 31, 2025 compared to $63 billion at December 31, 2024. In 2025, Raytheon recorded $40 billion in defense bookings. In addition to a number of smaller individual bookings, Raytheon booked $2.5 billion on several contracts to provide Guidance Enhanced Missiles (GEM-T) and Patriot launchers for international customers and the U.S. Army, $2.1 billion to provide AMRAAM to the U.S. Air Force, U.S. Navy, and international customers, $1.5 billion for low-rate initial production (LRIP) of LTAMDS for the U.S. Army and Poland, $1.2 billion for Iron Dome Tamir production for an international customer, $1.2 billion to provide Patriot systems for Spain, $1.1 billion for AIM-9X Sidewinder Block II short-range air-to-air missiles for the U.S. Navy and international customers, $901 million to provide Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), $647 million for a SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $581 million for Next Generation Jammer Mid-Band (NGJ-MB) for the U.S. Navy and the Royal Australian Air Force, $556 million to provide NASAMS to an international customer, $529 million to provide Patriot systems for the Netherlands, $517 million to provide Stinger missiles to the U.S. Army and international customers, $513 million to provide Tomahawk to the U.S. Navy, and $5.9 billion on a number of classified contracts.
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

	Net Sales			Operating Profit
(dollars in millions)	2025	2024	2023	2025	2024	2023
Eliminations and other	$(2,552)	$(2,325)	$(1,979)	$54	$(48)	$(42)
Corporate expenses and other unallocated items	—	—	—	(248)	(933)	(275)
The increase in eliminations and other net sales of $0.2 billion in 2025 compared to 2024 was primarily due to an increase in intersegment eliminations, principally driven by Collins. The change in eliminations and other operating profit of $0.1 billion in 2025 compared to 2024 was primarily due to gains related to the increase in fair value on investments recognized in 2025.
The increase in eliminations and other net sales of $0.3 billion in 2024 compared to 2023 was primarily due to an increase in intersegment eliminations, principally driven by Collins. Eliminations and other operating profit in 2024 was relatively consistent with 2023.
The change in corporate expenses and other unallocated items of $0.7 billion in 2025 compared to 2024 was primarily due to the absence of a $0.9 billion charge related to the Resolution of Certain Legal Matters recorded in the second quarter of 2024 related to the Resolution of Certain Legal Matters, partially offset by higher selling, general and administrative expenses of $0.1 billion in 2025 and the absence of a $0.2 billion benefit from a tax related indemnity receivable recorded in the third quarter of 2024.
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
The components of the FAS/CAS operating adjustment were as follows:

(dollars in millions)	2025	2024	2023
FAS service cost (expense)	$(120)	$(138)	$(145)
CAS expense	873	971	1,272
FAS/CAS operating adjustment	$753	$833	$1,127
The change in our FAS/CAS operating adjustment of $0.1 billion in 2025 compared to 2024 was driven by a decrease in CAS expense, primarily due to increases in the applicable CAS discount rates and reductions in administrative expenses paid by the pension plans.
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
The components of Acquisition accounting adjustments were as follows:

(dollars in millions)	2025	2024	2023
Amortization of acquired intangibles	$(2,050)	$(2,095)	$(2,021)
Amortization of property, plant, and equipment fair value adjustment	(33)	(44)	(60)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	78	81	83
Acquisition accounting adjustments	$(2,005)	$(2,058)	$(1,998)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

(dollars in millions)	2025	2024	2023
Collins Aerospace	$(807)	$(833)	$(854)
Pratt & Whitney	(384)	(312)	(287)
Raytheon	(814)	(913)	(857)
Acquisition accounting adjustments	$(2,005)	$(2,058)	$(1,998)
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	2025	2024
Cash and cash equivalents	$7,435	$5,578
Total debt	37,904	41,261
Total equity	67,102	61,923
Total capitalization (total debt plus total equity)	105,006	103,184
Total debt to total capitalization	36%	40%
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
At December 31, 2025, we had cash and cash equivalents of $7.4 billion, of which 33% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
As of December 31, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of December 31, 2025, there were no borrowings outstanding under this agreement. In addition, at December 31, 2025, approximately $0.6 billion was available under short-term lines of credit primarily with global banks at our international subsidiaries.

From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. We had no commercial paper borrowings outstanding at December 31, 2025.
During 2025, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 17, 2025	3 Month SOFR plus 1.225% Term Loan due 2026	$1,100
August 18, 2025	3.950% notes due 2025	1,500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
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
Cash Flow - Operating Activities

(dollars in millions)	2025	2024	2023
Net cash flows provided by operating activities	$10,567	$7,159	$7,883
2025 Compared with 2024 Operating Activities
Included within Net income for 2024 was a $0.9 billion charge related to the Resolution of Certain Legal Matters and a $0.4 billion, net of tax, charge related to the Raytheon Contract Termination. During 2024, we paid a combined $1.5 billion related to the Resolution of Certain Legal Matters and the Raytheon Contract Termination.
The $3.4 billion increase in cash flows provided by operating activities in 2025 compared to 2024 was primarily driven by higher net income after adjustments to reconcile to net cash provided by operating activities driven by our segment performance, an increase in accounts payable and accrued liabilities due to the timing of collaborator payables, and the benefit of lower inventory growth. These increases were partially offset by an increase in accounts receivable due to higher volume and timing of collections.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables, primarily related to customer facilitated programs. The activity pursuant to these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.1 billion decrease in cash provided by operating activities in 2025 compared to 2024.

2024 Compared with 2023 Operating Activities
Net income in 2024 included charges of $0.9 billion related to the Resolution of Certain Legal Matters and $0.4 billion related to the Raytheon Contract Termination, net of tax. Net income in 2023 included a $2.2 billion charge related to the Powder Metal Matter, net of tax. The Powder Metal Matter also had the effect of increasing Other accrued liabilities by $2.8 billion in 2023. Utilization of Other accrued liabilities in 2024 related to this matter were $1.0 billion and represent cash paid and credits issued to customers. During 2024, we also paid a combined $1.5 billion related to the Resolution of Certain Legal Matters and the Raytheon Contract Termination.
Additionally, a favorable impact from accounts receivable collections, including the related impact of factoring as discussed below, and a favorable change in accounts payable and other accrued liabilities driven by timing of payments and an increase in material purchases, partially offset by the net change in contract assets and contract liabilities, primarily at Pratt & Whitney, due to sales in excess of billings, contributed to an increase in net cash flows provided by operating activities in 2024 compared to 2023. Excluding the charges discussed above, higher net income after adjustments for depreciation and amortization, deferred income tax benefit, stock compensation cost, net periodic pension and other postretirement income, and gain on sale of CIS business, net of transaction costs also contributed to an increase in net cash flows provided by operating activities in 2024 compared to 2023, primarily driven by the operating performance of our segments.
The Company enters into various factoring agreements with third-party financial institutions to sell certain of its receivables, primarily related to customer facilitated programs. The activity pursuant to these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.9 billion increase in cash provided by operating activities in 2024, compared to 2023.
Operating Activities
We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined by Employee Retirement Income Security Act of 1974 (ERISA) funding rules, which require us to fully fund our U.S. qualified pension plans over a rolling fifteen-year period as determined annually based on the calculated funded status at the beginning of each year per the Pension Protection Act of 2006 and subsequent amendments. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities, which are dependent upon many factors, including returns on invested assets, the level of market interest rates, and actuarial assumptions.
Global pension and PRB cash funding requirements are expected to be approximately $0.3 billion in 2026, which includes benefit payments to be paid directly by the Company. We can contribute cash or RTX shares to our plans at our discretion, subject to applicable regulations. As of December 31, 2025, the total investment by the U.S. qualified pension plans in RTX shares was less than 1% of total plan assets.
Our domestic defined contribution plan uses an Employee Stock Ownership Plan (ESOP) for certain employer matching contributions. In the fourth quarter of 2024, we expanded the use of ESOP shares to fund our matching contributions to additional participants who had previously received matching contributions in cash.
We made net income tax payments of $1.6 billion, $1.2 billion, and $1.5 billion in 2025, 2024, and 2023, respectively. See “Note 12: Income Taxes” within Item 8 of this Form 10-K for further discussion.
Included in cash flows from operating activities are payments related to our operating lease obligations. See “Note 11: Leases” within Item 8 of this Form 10-K for actual and expected payments on operating lease obligations.
In addition, the majority of our cash flows for purchase obligations are classified as cash flows from operating activities. We expect future payments related to our purchase obligations to be approximately $47 billion, of which $29 billion is payable in 2026. Purchase obligations include current amounts committed for the purchase of goods and services under legally enforceable contracts or purchase orders, and do not represent our entire anticipated purchases in the future. Approximately 50% of our purchase obligations described above represent purchase orders for products to be delivered under firm contracts with the U.S. government for which we have full recourse under customary contract termination clauses.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. In both 2025 and 2024, we utilized $1.0 billion of the accrual through cash payments and credits issued to customers. We currently estimate a full year 2026 cash impact related to the Powder Metal Matter of approximately $0.7 billion, which includes the impact of cash paid, customer credits applied and the timing of partner recovery.

Cash Flow - Investing Activities

(dollars in millions)	2025	2024	2023
Net cash flows used in investing activities	$(1,265)	$(1,534)	$(3,039)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments and designated net investment hedges.
2025 Compared with 2024 Investing Activities
The $0.3 billion change in cash flows used in investing activities in 2025 compared to 2024 primarily related to higher receipts from settlements of derivative contracts of $0.3 billion. Also contributing to the change was a $0.1 billion increase in net proceeds received from divestitures. In 2025, we received $1.2 billion from the actuation and flight control business divestiture and $0.7 billion from the sale of the Simmonds Precision Products business as compared to $1.3 billion from the CIS divestiture and $0.5 billion from the Goodrich Hoist & Winch divestiture in 2024.
2024 Compared with 2023 Investing Activities
The $1.5 billion change in cash flows used in investing activities in 2024 compared to 2023 primarily related to the cash proceeds from the sale of our CIS business within our Raytheon segment and the sale of our Goodrich Hoist & Winch business within our Collins segment of approximately $1.3 billion and $0.5 billion, respectively.
Investing Activities
There were no significant acquisitions in 2025, 2024, or 2023. For information on dispositions of businesses in 2025, 2024, or 2023, see above and “Note 2: Acquisitions and Dispositions” within Item 8 of this Form 10-K.
In 2025, 2024, and 2023 our intangible assets increased by $0.5 billion, $0.6 billion, and $0.8 billion, respectively, primarily related to collaboration payment commitments made under our 2012 agreement to acquire Rolls-Royce’s collaboration interests in International Aero Engines AG (IAE) and exclusivity payments made on contractual commitments included within intangible assets. At December 31, 2025, we had commercial aerospace financing and other contractual commitments, including exclusivity and collaboration payment commitments, of approximately $13.1 billion, on a gross basis before reduction for our collaboration partners’ share. Refer to “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further details on our commercial aerospace financing and other contractual commitments.
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
Cash Flow - Financing Activities

(dollars in millions)	2025	2024	2023
Net cash flows used in financing activities	$(7,486)	$(6,617)	$(4,527)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and share repurchases.
2025 Compared with 2024 Financing Activities
The $0.9 billion increase in cash flows used in financing activities in 2025 compared to the 2024 was primarily driven by higher year-over-year long-term debt repayments of $0.9 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 8 of this Form 10-K for additional information on debt repayments. Additionally, lower share repurchases were more than offset by higher dividends paid in 2025 as compared to 2024.
2024 Compared with 2023 Financing Activities

The $2.1 billion increase in cash flows used in financing activities in 2024 compared to 2023 was primarily driven by higher year-over-year long-term debt repayments of $1.9 billion. Prior year long-term debt proceeds of $12.9 billion were partially offset by lower year-over-year share repurchases of $12.4 billion, primarily related to the prior year ASR.
Financing Activities
Included in cash flows from financing activities are principal payments related to our long-term debt. A summary of our long-term debt commitments, including interest payments which are included in cash flows provided by operating activities, as of December 31, 2025 was as follows:

	Payments Due by Period
(dollars in millions)	2026	2027	2028	Thereafter
Long-term debt—principal	$3,412	$2,928	$3,490	$27,947
Long-term debt—future interest	$1,676	$1,491	$1,413	$16,826
At December 31, 2025, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
Our share repurchases were as follows for the years ended December 31:

(dollars in millions; shares in thousands)	2025		2024		2023
	$	Shares	$	Shares	$	Shares
Shares of common stock repurchased (1)	$50	396	$186	1,781	$12,870	141,696
ASR Tranche 1 settlement - shares received (2)	—	—	—	391	—	—
ASR Tranche 2 settlement - financing cash paid (2) (3)	—	—	258	—	—	—
Total shares of common stock repurchased	$50	396	$444	2,172	$12,870	141,696
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
On February 6, 2026, the Board of Directors declared a dividend of $0.68 per share payable March 19, 2026 to shareowners of record at the close of business on February 20, 2026.
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
Long-Term Contract Accounting. We recognize revenue on an over-time basis for substantially all defense contracts and certain long-term aerospace aftermarket contracts. We measure progress toward completion of these contracts on a percentage-of-completion basis, generally using costs incurred to date relative to total estimated costs at completion. Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management’s judgment. We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenues and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations, it is recorded as a reduction in the transaction price. Changes in estimates of net sales, cost of sales, and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage-of-completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. Our EAC adjustments also include the establishment of, and changes to, loss provisions for our contracts accounted for on a percentage-of-completion basis.
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2025	2024	2023
Total net sales	$(208)	$(144)	$(452)
Operating profit	(386)	(473)	(648)
Net income attributable to common shareowners (1)	(305)	(374)	(512)
Diluted earnings per share attributable to common shareowners (1)	$(0.22)	$(0.28)	$(0.36)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $0.1 billion primarily related to reserve and contract loss provision adjustments. Additionally, during the second quarter of 2024, Raytheon recognized a $0.6 billion charge related to the impact of the Raytheon Contract Termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
Costs incurred for engineering and development of certain aerospace products under contracts with customers are capitalized as contract fulfillment costs, to the extent recoverable from the associated contract margin and customer funding, and subsequently amortized as the products are delivered to the customer. The estimation of contract costs, and margin, considered as part of this recoverability assessment requires significant judgment. We regularly assess capitalized contract fulfillment costs for impairment. In 2024, we recognized impairment charges at Collins of approximately $0.2 billion due to a contract cancellation and $0.1 billion as a result of the impact of initiating alternative titanium sources. See “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K for further discussion.
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
Also included within intangible assets are exclusivity assets, which are payments made to secure certain contractual rights to provide products on new commercial aerospace platforms. At December 31, 2025, our exclusivity assets, net of accumulated amortization, were approximately $3.7 billion, and our remaining estimated commitments, net of collaborator share, were approximately $5.5 billion. We assess the recoverability of these intangibles, which is dependent upon our assumptions around the future success and profitability of the underlying aircraft platforms, including the associated aftermarket revenue streams, and the related future cash flows.
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
We completed our annual goodwill impairment testing as of October 1, 2025 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.
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
We also completed our annual indefinite-lived intangible assets impairment testing using a qualitative approach as of October 1, 2025 and determined that no adjustments to the carrying value of these assets were necessary. As noted above, our indefinite-lived intangible assets impairment analysis involves significant assumptions that are subject to variability. Material changes in these assumptions could occur and result in impairments in future periods.

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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At December 31, 2025 and 2024, we had other accrued liabilities of $0.7 billion and $1.7 billion, respectively, primarily related to expected compensation to customers. The decrease in the accrual in 2025 and 2024 was primarily due to customer compensation in the form of credits issued and cash paid to customers during the period.
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
Assumptions used in the accounting for these employee benefit plans require judgment. Major assumptions include the discount rate and expected return on planned assets (EROA). Other assumptions include actuarial and demographic assumptions including mortality rates, retirement age, and rate of increase in employee compensation levels.
The weighted-average discount rates used to measure pension and PRB liabilities are generally based on yield curves developed using high-quality corporate bonds which are subject to macroeconomic factors, as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic pension income by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
The following table shows the sensitivity of our pension and PRB plan liabilities and net periodic benefit income to a 25 basis point change in the discount rates for benefit obligations, interest cost, and service cost as of December 31, 2025:

(dollars in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps
Projected benefit obligation increase (decrease)	$(975)	$1,017
Net periodic benefit income increase (decrease)	(39)	42
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
Net periodic benefit income is also sensitive to changes in the EROA. An increase or decrease of 25 basis points in the EROA would have increased or decreased our 2025 net periodic benefit income by approximately $130 million.
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
GOVERNMENT MATTERS
As described above in “Critical Accounting Estimates—Contingent Liabilities,” our contracts with the U.S. government are subject to audits. Such audits may recommend that certain contract prices should be reduced to comply with various government regulations, or that certain payments be delayed or withheld. We are also the subject of one or more investigations and legal proceedings initiated by the U.S. government with respect to government contract matters. In addition, as described in “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of this Form 10-K, in 2024, the Company entered into a deferred prosecution agreement (DPA) with the Department of Justice (DOJ) and the Company settled an administrative proceeding with the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS) since 2012, in connection with certain Middle East contracts. The Company also entered into a DPA and a FCA settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017. Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order, and that monitor is expected to be in place by the end of the first quarter. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the U.S. Department of State (DOS). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s ITAR compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. See “Note 17: Commitments and Contingencies” within Item 8 of this Form 10-K for further discussion of these and other government matters.
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
Foreign Currency Exchange Rate Risk. We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies and to various internal or external financing arrangements. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and financing. We actively manage foreign currency exposures that are associated with committed foreign currency purchases and sales, and other assets and liabilities created in the normal course of business at the operating unit level. More than insignificant exposures that cannot be naturally offset within or among operating units are hedged with foreign currency derivatives. The Company also uses net investment hedging to hedge the foreign currency risk of our net investment in foreign operations against adverse movements in exchange rates against the U.S. Dollar. Foreign exchange exposures arising from intercompany loan and deposit transactions are also hedged regularly. The present value of aggregate notional principal of our outstanding foreign currency hedges was $26 billion and $17 billion at December 31, 2025 and 2024, respectively. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in an increase in unrealized losses of $0.9 billion and $1.0 billion at December 31, 2025 and 2024, respectively. Such losses or gains would be offset by corresponding gains or losses in the remeasurement of the underlying transactions and balances being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
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
Interest Rate Risk. We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. A 100 basis point unfavorable interest rate movement would have had an approximate $3 billion impact on the fair value of our fixed-rate debt at both December 31, 2025 and 2024. The investors in our fixed-rate debt obligations generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, we believe our exposure to interest rate risk on our fixed-rate debt is not material. We also have variable-rate debt, including $0.9 billion of term loans outstanding, which is affected by changes in market interest rates. A 100 basis point unfavorable interest rate movement on variable debt would not be expected to have a material effect on our operations or cash flows. From time to time, we may hedge to floating rates using interest rate swaps. Currently, we do not hold any derivative contracts that hedge our interest exposures, but may consider such strategies in the future.

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
Management has assessed the effectiveness of RTX’s internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Management concluded that based on its assessment, RTX’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of RTX’s internal control over financial reporting, as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CHRISTOPHER T. CALIO
Christopher T. Calio
Chairman and Chief Executive Officer

/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

/s/ AMY L. JOHNSON
Amy L. Johnson
Senior Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of RTX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RTX Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Contract Estimates at Completion
As described in Note 1 to the consolidated financial statements, the majority of the Company’s revenues of $88.6 billion for the year ended December 31, 2025, are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. The Collins and Pratt & Whitney segments primarily serve commercial and government customers in both the original equipment manufacturer and aftermarket parts and services markets of the aerospace industry, while the Raytheon segment primarily provides products and services to government customers in the defense industry. For certain long-term aftermarket contracts, revenue is recognized over the contract period, and the Company generally accounts for such contracts as a series of daily performance obligations to stand ready to provide spare parts, product maintenance and aftermarket services. Substantially all of the defense business revenue is recognized over time because of the continuous transfer of control to customers. For performance obligations satisfied over time, revenue is recognized on a percentage-of-completion basis generally using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Management reviews the estimated costs at completion at least annually or when a change in circumstances warrants a modification to a previous estimate. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs and requires significant judgment by management on a contract-by-contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenues and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials, including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by its subcontractors, the availability and timing of funding from the customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. Changes in estimates of net sales, cost of sales and the related impact to operating profit on contracts recognized over time are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one or more of the performance obligations.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 6, 2026

We have served as the Company’s auditor since 1947.

RTX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts; shares in millions)	2025	2024	2023
Net sales:
Products sales	$64,171	$59,612	$49,571
Services sales	24,432	21,126	19,349
Total net sales	88,603	80,738	68,920
Costs and expenses:
Cost of sales - products	53,780	50,768	43,425
Cost of sales - services	17,034	14,560	13,406
Research and development	2,807	2,934	2,805
Selling, general, and administrative	6,095	5,806	5,809
Total costs and expenses	79,716	74,068	65,445
Other income (expense), net	413	(132)	86
Operating profit	9,300	6,538	3,561
Non-operating expense (income), net:
Non-service pension income	(1,182)	(1,518)	(1,780)
Interest expense, net	1,749	1,862	1,505
Total non-operating expense (income), net	567	344	(275)
Income before income taxes	8,733	6,194	3,836
Income tax expense	1,664	1,181	456
Net income	7,069	5,013	3,380
Less: Noncontrolling interest in subsidiaries’ earnings	337	239	185
Net income attributable to common shareowners	$6,732	$4,774	$3,195

Earnings Per Share attributable to common shareowners:
Basic	$5.02	$3.58	$2.24
Diluted	4.96	3.55	2.23
Weighted average number of shares outstanding:
Basic shares	1,341.4	1,332.1	1,426.0
Diluted shares	1,356.4	1,343.6	1,435.4
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)	2025	2024	2023
Net income	$7,069	$5,013	$3,380
Pension and postretirement benefit plans adjustments
Net actuarial loss arising during period	(739)	(645)	(971)
Prior service cost arising during period	(100)	(36)	(19)
Amortization of actuarial loss and prior service credit	(142)	(174)	(568)
Other	189	8	(51)
Pension and postretirement benefit plans adjustments	(792)	(847)	(1,609)
Change in unrealized cash flow hedging	284	(228)	358
Foreign currency translation adjustments	1,436	(506)	562
Other comprehensive income (loss), before tax	928	(1,581)	(689)
Income tax benefit related to items of other comprehensive income	109	245	288
Other comprehensive income (loss), net of tax	1,037	(1,336)	(401)
Comprehensive income	8,106	3,677	2,979
Less: Comprehensive income attributable to noncontrolling interest	337	239	185
Comprehensive income attributable to common shareowners	$7,769	$3,438	$2,794
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED BALANCE SHEET

(dollars in millions; shares in thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$7,435	$5,578
Accounts receivable, net	14,701	10,976
Contract assets, net	17,092	14,570
Inventory, net	13,364	12,768
Other assets, current	7,740	7,241
Total current assets	60,332	51,133
Customer financing assets	2,132	2,246
Fixed assets, net	16,868	16,089
Operating lease right-of-use assets	1,887	1,864
Goodwill	53,343	52,789
Intangible assets, net	31,845	33,443
Other assets	4,672	5,297
Total assets	$171,079	$162,861
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Short-term borrowings	$204	$183
Accounts payable	15,895	12,897
Accrued employee compensation	3,308	2,620
Other accrued liabilities	14,350	14,831
Contract liabilities	21,615	18,616
Long-term debt currently due	3,412	2,352
Total current liabilities	58,784	51,499
Long-term debt	34,288	38,726
Operating lease liabilities, non-current	1,602	1,632
Future pension and postretirement benefit obligations	2,067	2,104
Other long-term liabilities	7,200	6,942
Total liabilities	103,941	100,903
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	36	35
Shareowners’ equity:
Capital stock:
Preferred stock, $1 par value; 250,000 shares authorized; None issued or outstanding	—	—
Common stock, $1 par value; 4,000,000 shares authorized; 1,725,312 and 1,718,756 shares issued	38,126	37,434
Treasury stock, 383,025 and 386,633 common shares at average cost	(26,881)	(27,112)
Retained earnings	56,718	53,589
Accumulated other comprehensive loss	(2,718)	(3,755)
Total shareowners’ equity	65,245	60,156
Noncontrolling interest	1,857	1,767
Total equity	67,102	61,923
Total liabilities, redeemable noncontrolling interest, and equity	$171,079	$162,861
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in millions)	2025	2024	2023
Operating Activities:
Net income	$7,069	$5,013	$3,380
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,378	4,364	4,211
Deferred income tax provision (benefit)	789	(47)	(402)
Stock compensation cost	519	437	425
Net periodic pension and other postretirement income	(1,011)	(1,326)	(1,555)
Share-based 401(k) matching contributions	573	353	261
Gain on sale of Cybersecurity, Intelligence and Services (CIS) business, net of transaction costs (Note 2)	—	(415)	—
Change in:
Accounts receivable	(3,235)	(175)	(1,805)
Contract assets	(2,643)	(2,414)	(753)
Inventory	(532)	(1,474)	(1,104)
Other current assets	(1,055)	(402)	(1,161)
Accounts payable and accrued liabilities	3,418	1,508	4,016
Contract liabilities	2,773	1,872	2,322
Other operating activities, net	(476)	(135)	48
Net cash flows provided by operating activities	10,567	7,159	7,883
Investing Activities:
Capital expenditures	(2,627)	(2,625)	(2,415)
Payments on customer financing assets	(233)	(218)	(117)
Receipts from customer financing assets	161	202	212
Dispositions of businesses, net of cash transferred	1,931	1,795	6
Increase in other intangible assets	(492)	(611)	(751)
Receipts (payments) from settlements of derivative contracts, net	118	(142)	14
Other investing activities, net	(123)	65	12
Net cash flows used in investing activities	(1,265)	(1,534)	(3,039)
Financing Activities:
Proceeds from long-term debt	—	—	12,914
Repayment of long-term debt	(3,429)	(2,500)	(578)
Proceeds from bridge loan	—	—	10,000
Repayment of bridge loan	—	—	(10,000)
Change in commercial paper, net (Note 9)	—	—	(524)
Dividends paid	(3,574)	(3,217)	(3,239)
Repurchase of common stock	(50)	(444)	(12,870)
Other financing activities, net	(433)	(456)	(230)
Net cash flows used in financing activities	(7,486)	(6,617)	(4,527)
Effect of foreign exchange rate changes on cash and cash equivalents	48	(28)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	1,864	(1,020)	335
Cash, cash equivalents and restricted cash, beginning of year	5,606	6,626	6,291
Cash, cash equivalents and restricted cash, end of year	7,470	5,606	6,626
Less: Restricted cash, included in Other assets, current and Other assets	35	28	39
Cash and cash equivalents, end of year	$7,435	$5,578	$6,587
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$1,858	$1,942	$1,464
Income taxes paid, net of refunds	1,607	1,176	1,527
See accompanying Notes to Consolidated Financial Statements

RTX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in millions, except per share amounts; shares in thousands)	2025	2024	2023
Equity at January 1	$61,923	$61,410	$74,178
Common Stock
Balance at January 1	37,434	37,055	37,939
Common stock plans activity	400	110	368
Share-based 401(k) matching contributions	292	269	242
Common stock repurchased	—	—	(1,500)
Common stock contributed to defined benefit pension plans	—	—	7
Purchase of subsidiary shares from noncontrolling interest, net	—	—	(1)
Balance at December 31	38,126	37,434	37,055
Treasury Stock
Balance at January 1	(27,112)	(26,977)	(15,530)
Common stock repurchased	(50)	(225)	(11,490)
Share-based 401(k) matching contributions	281	90	—
Common stock contributed to defined benefit pension plans	—	—	43
Balance at December 31	(26,881)	(27,112)	(26,977)
Retained Earnings
Balance at January 1	53,589	52,154	52,269
Net income attributable to common shareholders	6,732	4,774	3,195
Dividends on common stock	(3,419)	(3,217)	(3,239)
Dividends on ESOP common stock	(155)	(81)	(56)
Other	(29)	(41)	(15)
Balance at December 31	56,718	53,589	52,154
Unearned ESOP Shares
Balance at January 1	—	(15)	(28)
Share-based 401(k) matching contributions	—	15	13
Balance at December 31	—	—	(15)
Accumulated Other Comprehensive Loss
Balance at January 1	(3,755)	(2,419)	(2,018)
Other comprehensive income (loss), net of tax	1,037	(1,336)	(401)
Balance at December 31	(2,718)	(3,755)	(2,419)
Noncontrolling Interest
Balance at January 1	1,767	1,612	1,546
Net income	337	239	185
Redeemable noncontrolling interest net income	(10)	(8)	(8)
Dividends attributable to noncontrolling interest	(237)	(123)	(108)
Sale (purchase) of subsidiary shares from noncontrolling interest, net	—	33	—
Disposition of noncontrolling interest, net	—	—	(3)
Capital contributions	—	14	—
Balance at December 31	1,857	1,767	1,612
Equity at December 31	$67,102	$61,923	$61,410
Supplemental share information
Shares of common stock issued under employee plans, net	6,556	6,039	1,757
Shares of common stock repurchased	396	2,116	141,712
Treasury shares reissued related to 401(k) matching contributions	4,004	1,293	—
Shares of common stock contributed to defined benefit pension plans	—	—	623
Dividends declared per share of common stock	$2.670	$2.480	$2.320
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
We reclassified certain immaterial prior period amounts within our Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Equity related to our share-based 401(k) matching contributions to conform to our current period presentation.
Legal Matters. As previously disclosed, in 2024 the Company resolved several outstanding legal matters, herein referred to as “Resolution of Certain Legal Matters.” See “Note 17: Commitments and Contingencies” for additional information.
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
Accounts Receivable. Accounts receivable are stated at the net amount expected to be collected. Accounts receivable related to the commercial aerospace industry was approximately 79% of Accounts receivable, net at December 31, 2025 and 2024. We are exposed to credit losses primarily on our accounts receivable and contract assets related to our sales of products and services to commercial customers. The allowance for expected credit losses is established to provide for the expected lifetime credit losses by evaluating factors such as customer creditworthiness, historical payment and loss experiences, current economic conditions, including geographic and political risk, and the age and status of outstanding receivables. In certain circumstances, we may be able to develop reasonable and supportable forecasts over the contractual term of the financial asset. For periods beyond which we are able to make or obtain reasonable and supportable forecasts, we revert to historical loss experience and information.
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
Unbilled receivables represent revenues that are not currently billable to the customer under the terms of the contract and include unbilled amounts under commercial contracts where payment is solely subject to the passage of time. These items are expected to be billed and collected in the normal course of business. Accounts receivable, net as of December 31, 2025 and 2024 includes unbilled receivables of $411 million and $374 million, respectively, which primarily includes unbilled receivables with commercial aerospace customers. Other unbilled receivables where payment is subject to factors beyond just the passage of time are included in Contract assets, net in the Consolidated Balance Sheet.
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
Investments. Investments in entities we do not control are presented in Other assets in our Consolidated Balance Sheet. For investments in which we have significant influence, we apply the equity method of accounting. Under this method, we record our proportionate share of the investee’s net earnings or losses. If we determine that a decline in the value of an equity‑method investment is other than temporary, we recognize an impairment loss in current‑period earnings. Transactions with equity‑method investees, which are considered related parties, were not material for the periods presented.
We also make strategic investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early‑stage entities and may be in the form of convertible debt or equity investments. Most of these investments are in equity securities without readily determinable fair values. These securities are measured at cost with adjustments recorded for observable price changes under the measurement alternative. We evaluate these investments for indicators of impairment each reporting period.
Income and losses from these investments are included in Other income (expense), net in our Consolidated Statement of Operations, as the activities of the investees are closely aligned with our operations.
Customer Financing Assets. Customer financing assets (CFA) relate to our commercial aerospace businesses in which we provide financing to airline customers. Our financing predominantly relates to leased engines, often provided through the customers’ aftermarket maintenance coverage, and to a lesser extent, notes and lease receivables. In certain limited circumstances, we pay deposits on behalf of our airline customers to secure production slots with the airframers, and such pre-delivery payments are included in Accounts receivable, net, if current, and Customer financing assets, if non-current, in our Consolidated Balance Sheet. Any unfunded pre-delivery payments are included within our commercial aerospace financing commitments as further discussed in “Note 17: Commitments and Contingencies.” Interest income from notes and financing leases and rental income from operating lease assets is generally included in Other income (expense), net in the Consolidated Statement of Operations, while gains or losses on sales of operating lease assets are included in Products sales and Cost of sales. The current portion of these financing arrangements are aggregated in Accounts receivable, net and the non-current portion of these financing arrangements are aggregated in Customer financing assets in the Consolidated Balance Sheet. The increases and decreases in CFA from funding, receipts, and certain other activity, are generally reflected as Investing Activities in the Consolidated Statement of Cash Flows. Leased assets are valued at cost and reviewed for impairment when circumstances indicate that the related carrying amounts may not be recoverable. Notes and lease receivables are valued at the net amount expected to be collected. For notes and lease receivables, we determine a specific reserve for exposure based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral in connection with the evaluation of credit risk and collectability. As of December 31, 2025 and 2024, the reserves related to CFA were not material. At December 31, 2025 and 2024, we did not have any material balances that are considered to be delinquent, on non-accrual status, past due 90 days or more, or considered to be impaired.
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
In connection with the acquisitions of Rockwell Collins in 2018 and Goodrich in 2012, and to a lesser extent the acquisition of Raytheon Company in 2020, we recorded assumed liabilities related to customer contractual obligations on certain contracts with economic returns that were lower than what could be realized in market transactions as of the acquisition date. We measured these assumed liabilities based on the estimated cash flows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants. These liabilities are being amortized in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts. The balance of the contractual obligations was $576 million and $654 million at December 31, 2025 and 2024, respectively. Total consumption of the contractual obligations for the years ended December 31, 2025, 2024, and 2023 was $78 million, $81 million, and $83 million, respectively, with future consumption expected to be as follows: $69 million in 2026, $81 million in 2027, $84 million in 2028, $82 million in 2029, $74 million in 2030, and $186 million thereafter.
Goodwill and Intangible Assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The goodwill impairment test compares carrying values of the reporting units to their estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In evaluating our reporting units and indefinite-lived intangible assets for impairment, we may perform both qualitative and quantitative assessments. For the quantitative assessments that are performed, fair value is primarily based on market-based valuation methods, income-based methods using a discounted cash flow model, relief from royalty methods, or a combination of each. These assessments utilize significant assumptions including sales growth rates, projected operating profit, terminal growth rates, discount rates, royalty rates, and comparable multiples from publicly-traded companies in our industry. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions. Finite-lived intangible assets are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows.
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

Years
Collaboration assets	9 to 30
Customer relationships and related programs	3 to 25
Developed technology	3 to 25
Patents and trademarks	5 to 30
Exclusivity assets	5 to 25
Leases. As a lessee, we record a right-of-use asset and a lease liability on the Consolidated Balance Sheet for leases with terms longer than 12 months.. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.
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
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily contracts that are directly with a foreign government, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue when obtaining regulatory approvals is considered probable based on all known facts and circumstances. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while others contain multiple performance obligations, most commonly when a contract contains multiple distinct units (such as engines or certain aerospace components), or spans multiple phases of the product life-cycle such as production, maintenance, and support. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. If standalone selling price is not available, we estimate the standalone selling price of each performance obligation, which is generally based on an expected cost-plus-a-margin approach.
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
We review our Estimates at Completion (EACs) at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our EACs more frequently. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many inputs, and requires significant judgment by management on a contract by contract basis. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities relate to management’s judgment about the ability and cost to achieve the schedule, consideration of customer-directed delays or reductions in scheduled deliveries, technical requirements, customer activity levels, such as flight hours or aircraft landings, and related variable consideration. Management must make assumptions and estimates regarding contract revenues and costs, including estimates of labor productivity and availability, the complexity and scope of the work to be performed, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer, overhead cost rates, and current and past maintenance cost and frequency driven by estimated aircraft and engine utilization and estimated useful lives of components, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected cost changes. Cost estimates may also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature. If cash is paid to a customer to satisfy our offset obligations, it is recorded as a reduction in the transaction price.
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
Net EAC adjustments had the following impact on our operating results:

(dollars in millions, except per share amounts)	2025	2024	2023
Total net sales	$(208)	$(144)	$(452)
Operating profit	(386)	(473)	(648)
Net income attributable to common shareowners (1)	(305)	(374)	(512)
Diluted earnings per share attributable to common shareowners (1)	$(0.22)	$(0.28)	$(0.36)
(1)    Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
In addition to the amounts included in the table above, during the fourth quarter of 2024, as a result of obtaining critical licenses and further regulatory approvals, we restarted work under certain contracts with a Middle East customer and began recognizing revenue on these contracts. As a result, Raytheon recognized a net operating profit benefit of $0.1 billion primarily related to reserve and contract loss provision adjustments. In addition to the amounts included in the table above, during the second quarter of 2024, Raytheon initiated the termination of a fixed price development contract with a foreign customer, herein referred to as “Raytheon Contract Termination,” and recognized a $0.6 billion charge related to the impact of the termination. The charge included the write-off of remaining contract assets and the estimated settlement with the customer. The contract termination was completed and customer settlement occurred during the fourth quarter of 2024, in line with previously accrued amounts.
In our Collins and Pratt & Whitney businesses, we incur contract fulfillment costs for engineering and development of aerospace products directly related to existing or anticipated contracts with customers. Such costs generate or enhance our ability to satisfy our performance obligations under these contracts. We capitalize these costs as contract fulfillment costs to the extent the costs are recoverable from the associated contract margin and customer funding, and subsequently amortize the costs to Cost of sales as the related performance obligations are satisfied. In instances where intellectual property does not transfer to the customer, we generally defer the customer funding of product engineering and development and recognize revenue when the related performance obligations are satisfied. Capitalized contract fulfillment costs were $2.7 billion and $2.5 billion as of December 31, 2025 and 2024, respectively, and are classified in Other assets, current in our Consolidated Balance Sheet and are included in Other current assets in our Consolidated Statement of Cash Flows. We regularly assess capitalized contract fulfillment costs for impairment. In 2024, we recognized impairment charges at Collins of approximately $0.2 billion due to a contract cancellation and $0.1 billion as a result of the impact of initiating alternative titanium sources. See “Russia Sanctions” above for further information regarding initiating alternative titanium sources.
In view of the risks and costs associated with developing new engines and the large up-front investments required that often require returns generated over the full estimated life of the engine, Pratt & Whitney has entered into certain collaboration arrangements in which sales, costs, and risks are shared. Sales generated from engine programs, spare parts sales, and aftermarket business under these collaboration arrangements are recorded consistent with our revenue recognition policies in our Consolidated Financial Statements. Amounts attributable to our collaborators for their share of sales are recorded as cost of sales in our Consolidated Financial Statements based upon the terms and nature of the arrangement. Costs associated with engine programs under collaborative arrangements are expensed as incurred. Under these arrangements, collaborators contribute their program share of engine parts, incur their own production costs, and make certain payments for shared or joint program costs. The reimbursement from collaborators of their share of program costs is recorded as a reduction of the related expense item at that time. As of December 31, 2025, the collaborators’ interests in all commercial engine programs ranged from 13% to 49%, inclusive of a portion of Pratt & Whitney’s interests held by other participants. Pratt & Whitney is the principal participant in all existing collaborative arrangements, with the exception of the Engine Alliance (EA), a joint venture with GE Aviation, which provides aftermarket support, spare parts, and service for the GP7000 engine for the Airbus A380 aircraft. There are no individually significant collaborative arrangements, and none of the collaborators individually have more than a 25% share in an individual program where Pratt & Whitney is the principal participant. The following table illustrates the

Consolidated Statement of Operations classification and amounts attributable to transactions arising from the collaborative arrangements between participants for each period presented.

(dollars in millions)	2025	2024	2023
Collaborator share of sales (1):
Cost of sales - products	$3,819	$3,348	$(181)
Cost of sales - services	3,446	2,659	2,151
Collaborator share of program costs (reimbursement of expenses incurred):
Cost of sales - products	(272)	(194)	(205)
Research and development	(182)	(213)	(208)
Selling, general, and administrative	(121)	(110)	(114)
(1)    2023 total cost of sales includes a net reduction of $2.6 billion related to our collaborators’ share of the Powder Metal Matter.
Remaining Performance Obligations (RPO). RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was $268 billion as of December 31, 2025. Of the total RPO as of December 31, 2025, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 50% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
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
Foreign Exchange. We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of many of our foreign subsidiaries are often measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. Dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of Accumulated other comprehensive loss in Shareowners’ equity on our Consolidated Balance Sheet. Foreign exchange transaction gains and losses are recorded in Other income (expense), net in our Consolidated Statement of Operations.
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
Derivatives used for hedging purposes may be designated and effective as a hedge of the identified risk exposure at the inception of the contract. All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives are also used to hedge foreign currency translation risk arising from the net investment in certain foreign operations. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate. Changes in the fair value of derivatives that are designated and qualify as a hedge of the net investment in foreign operations, to the extent they are included in the assessment of effectiveness, are recorded in Foreign currency translation adjustments within Other comprehensive income (loss) (OCI) and are deferred until disposal of the underlying investment. Gains and losses representing components excluded from the assessment of effectiveness for net investment hedges are recognized on a straight-line basis in Other income (expense), net over the term of the hedges. To the extent that a previously-designated hedging transaction for cash flow hedges or net investment hedges are no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.
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
Changes to our pension and PRB plans’ funded status can result from company actions, such as contributions, changes in plan provisions, or by gains and losses. Gains and losses are primarily a result of changes in assumptions and actual experience that differs from these assumptions. Major assumptions include the discount rate and expected return on plan assets (EROA). Other assumptions include actuarial and demographic assumptions including mortality rates, retirement age, and rate of increase in employee compensation levels. These gains or losses are recorded in Other comprehensive loss, net of tax, until they are amortized as a component of net periodic benefit (income) expense.
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
Accounting Pronouncements. In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-10; Accounting for Government Grants Received by Business Entities, which provides guidance on how companies should recognize, measure, and present government grants received. The new standard is effective for annual and interim reporting periods beginning after December 15, 2028. The standard allows for a modified prospective, modified retrospective, or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. We adopted this standard for the annual period ending December 31, 2025 on a prospective basis. We updated our income tax disclosures to comply with the requirements. See “Note 12: Income Taxes.” The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.
Other new pronouncements issued but not effective until after December 31, 2025 are not expected to have a material impact on our results of operations, financial condition, or liquidity.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Dispositions. On July 21, 2025, we completed the sale of the actuation and flight control business within our Collins segment for gross proceeds of $1.8 billion. Cash received of $1.6 billion, net of cash transferred, included amounts attributable to continuing service agreements supporting the buyer post-closing. The sale resulted in a pre-tax gain of $0.2 billion, which was recorded in Other income (expense), net within the Consolidated Statement of Operations.
On October 6, 2025, we completed the sale of the Simmonds Precision Products business within our Collins segment for gross proceeds of approximately $0.8 billion, resulting in an aggregate pre-tax gain of $0.1 billion, recognized in Other income (expense), net within the Consolidated Statement of Operations.
On March 29, 2024, we completed the sale of our Cybersecurity, Intelligence and Services (CIS) business within our Raytheon segment for proceeds of approximately $1.3 billion in cash, resulting in an aggregate pre-tax gain, net of transaction and other related costs, of $0.4 billion, primarily recognized in Other income (expense), net within the Consolidated Statement of Operations.
On October 31, 2024, we completed the sale of our Goodrich Hoist & Winch business within our Collins segment for proceeds of approximately $0.5 billion in cash, resulting in a pre-tax gain, net of transaction and other related costs, of $0.1 billion, primarily recognized in Other income (expense), net within the Consolidated Statement of Operations.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill. Changes in our goodwill balances for the year ended December 31, 2025 were as follows:

(dollars in millions)	Balance as of December 31, 2024	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of December 31, 2025
Collins Aerospace	$32,223	$(255)	$808	$32,776
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,986	—	1	18,987
Total Segments	52,772	(255)	809	53,326
Eliminations and other	17	—	—	17
Total	$52,789	$(255)	$809	$53,343
The Company reviews goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.
We completed our annual goodwill impairment testing as of October 1, 2025 and determined that no adjustments to the carrying value of goodwill were necessary. We assessed all of our reporting units using qualitative factors to determine whether it was more likely than not that any individual reporting unit’s fair value is less than its carrying value (step 0) and determined that no further testing was required.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	2025		2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,234	$(2,374)	$6,159	$(1,996)
Exclusivity assets	3,980	(258)	3,692	(361)
Developed technology and other	1,192	(758)	1,197	(698)
Customer relationships	29,338	(13,989)	29,388	(12,401)
	40,744	(17,379)	40,436	(15,456)
Indefinite-lived:
Trademarks and other	8,480	—	8,463	—
Total	$49,224	$(17,379)	$48,899	$(15,456)
We also completed our annual indefinite-lived intangible assets impairment testing using a qualitative approach as of October 1, 2025 and determined that no adjustments to the carrying value of these assets were necessary.
Amortization of intangible assets was $2.1 billion, $2.2 billion, and $2.1 billion in 2025, 2024, and 2023, respectively. The following is the expected amortization of intangible assets for 2026 through 2030:

(dollars in millions)	2026	2027	2028	2029	2030
Amortization expense	$1,992	$1,896	$1,795	$1,637	$1,628

NOTE 4: EARNINGS PER SHARE

(dollars in millions, except per share amounts; shares in millions)	2025	2024	2023
Net income attributable to common shareowners	$6,732	$4,774	$3,195
Basic weighted average number of shares outstanding	1,341.4	1,332.1	1,426.0
Stock awards and equity units (share equivalent)	15.0	11.5	9.4
Diluted weighted average number of shares outstanding	1,356.4	1,343.6	1,435.4
Earnings Per Share attributable to common shareowners:
Basic	$5.02	$3.58	$2.24
Diluted	4.96	3.55	2.23
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For 2025, 2024, and 2023, there were 1.4 million, 4.8 million, and 9.6 million stock awards excluded from the computation, respectively.
NOTE 5: ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

(dollars in millions)	2025	2024
U.S. government contracts (including foreign military sales)	$1,775	$1,132
Other customers	13,266	10,133
Allowance for expected credit losses	(340)	(289)
Total accounts receivable, net	$14,701	$10,976
The changes in the allowance for expected credit losses related to accounts receivable were as follows:

(dollars in millions)	2025	2024	2023
Balance as of January 1	$289	$316	$452
Current period provision, net of recoveries	64	(14)	(92)
Write-offs	(12)	(7)	(42)
Other, net	(1)	(6)	(2)
Balance as of December 31	$340	$289	$316
NOTE 6: CONTRACT ASSETS AND LIABILITIES
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of December 31, 2025 and 2024 were as follows:

(dollars in millions)	2025	2024
Contract assets, net	$17,092	$14,570
Contract liabilities	(21,615)	(18,616)
Net contract liabilities	$(4,523)	$(4,046)
Contract assets, net increased $2.5 billion during 2025 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney, partially offset by an increase in the allowance for expected credit losses due to a customer bankruptcy recorded at Pratt & Whitney in the second quarter of 2025. Contract liabilities increased $3.0 billion during 2025 primarily due to billings in excess of sales on certain contracts at Pratt & Whitney and Raytheon.

In 2025, 2024, and 2023, we recognized revenue of $8.1 billion, $7.2 billion, and $5.3 billion related to our Contract liabilities at January 1, 2025, January 1, 2024, and January 1, 2023, respectively.
Contract assets, net consisted of the following at December 31:

(dollars in millions)	2025	2024
Revenue recognized in advance of customer billings	$35,023	$30,226
Progress payments	(17,931)	(15,656)
Total contract assets, net	$17,092	$14,570
For U.S. government contracts that provide progress payments, the U.S. government has title to the asset related to unbilled amounts.
The changes in the allowance for expected credit losses related to contract assets were as follows:

(dollars in millions)	2025	2024	2023
Balance as of January 1	$491	$197	$319
Current period provision, changes in estimates, and recoveries, net	185	294	210
Write-offs and other	—	—	(332)
Balance as of December 31	$676	$491	$197
NOTE 7: INVENTORY, NET

(dollars in millions)	2025	2024
Raw materials	$4,673	$4,164
Work-in-process	4,554	4,493
Finished goods	4,137	4,111
Total inventory, net	$13,364	$12,768
Raw materials, work-in-process, and finished goods are net of total valuation reserves of $2.3 billion and $2.1 billion as of December 31, 2025 and 2024, respectively.
NOTE 8: FIXED ASSETS, NET
Fixed assets, net, consisted of the following:

(dollars in millions)	Estimated Useful Lives	2025	2024
Land		$710	$695
Buildings and improvements	10-45 years	9,188	8,615
Machinery, tools, and equipment	3-20 years	21,572	19,738
Assets under construction		3,865	3,735
Fixed assets, gross		35,335	32,783
Accumulated depreciation		(18,467)	(16,694)
Fixed assets, net		$16,868	$16,089
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvement.
Depreciation expense related to Fixed assets, net is recorded predominantly utilizing the straight-line method and was $1.9 billion in 2025 and $1.8 billion in 2024 and 2023.
NOTE 9: BORROWINGS AND LINES OF CREDIT
As of December 31, 2025, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of December 31, 2025, there were no borrowings outstanding under this agreement. In addition, at December 31, 2025, approximately $0.6 billion was available under short-term lines of credit primarily with global banks at our international subsidiaries.

From time to time, we use commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of December 31, 2025, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At December 31, 2025 and 2024, we had no commercial paper borrowings outstanding. During 2025 and 2024, we had no new borrowings or repayments of commercial paper with maturities greater than 90 days. During 2023, we had no new borrowings, and $0.2 billion of repayments of commercial paper with maturities greater than 90 days.
On October 24, 2023, we entered into a senior unsecured bridge credit agreement (Bridge Loan) with various banks permitting aggregate borrowings of up to $10.0 billion, to fund an accelerated share repurchase (ASR) and pay related fees and expenses. The $10.0 billion Bridge Loan was paid in full and terminated in the fourth quarter of 2023 upon receipt of proceeds from the $4.0 billion term loan facilities, the $6.0 billion of long-term debt issuances, and cash on hand.
During 2025 and 2024, we made the following repayments of long-term debt:

Date	Description of Notes	Aggregate Principal Balance (in millions)
December 17, 2025	3 Month SOFR plus 1.225% Term Loan due 2026	$1,100
August 18, 2025	3.950% notes due 2025	1,500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
December 24, 2024	3 Month SOFR plus 1.225% term loan due 2025	500
December 15, 2024	3.150% notes due 2024	300
May 7, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 17, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
April 4, 2024	3 Month SOFR plus 1.225% term loan due 2025	250
March 15, 2024	3.200% notes due 2024	950
Long-term debt consisted of the following as of December 31:

(dollars in millions)	2025	2024
3 Month SOFR plus 1.225% term loan due 2025	$—	$750
3.950% notes due 2025 (1)	—	1,500
5.000% notes due 2026 (1)	500	500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	900	2,000
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	587	520
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446

(dollars in millions)	2025	2024
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	146	232
Total principal long-term debt	37,777	41,146
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(77)	(68)
Total long-term debt	37,700	41,078
Less: current portion	3,412	2,352
Long-term debt, net of current portion	$34,288	$38,726
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The weighted-average interest rate related to total debt was 4.5% at December 31, 2025 and 2024.
The average maturity of our long-term debt at December 31, 2025 is approximately 12 years. The schedule of principal payments required on long-term debt for the next five years and thereafter is:

(in millions)
2026	$3,412
2027	2,928
2028	3,490
2029	922
2030	1,593
Thereafter	25,432
Total	$37,777
NOTE 10: EMPLOYEE BENEFIT PLANS
We sponsor various domestic and foreign employee benefit plans, which are discussed below.
Employee Savings Plans. We sponsor various employee savings plans. Our contributions to employer sponsored defined contribution plans were $1.4 billion, $1.4 billion, and $1.3 billion for 2025, 2024, and 2023, respectively.

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
In 2025 and 2024, we used the ESOP to make matching contributions of $0.6 billion and $0.4 billion, respectively, which was equivalent to 4 million and 3 million shares, respectively.
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
At December 31, 2023, we merged our remaining Raytheon Company domestic defined benefit pension plans into the RTX Consolidated Pension Plan (the Plan). This plan merger did not impact participants’ benefit formulas.
In December 2025, we completed a buy-out conversion of a group annuity contract previously purchased by the Plan from The Prudential Insurance Company of America (Prudential) transferring approximately $2.3 billion of gross pension obligations from the Plan to Prudential. In connection with the contract purchase, Fiduciary Counselors Inc. acted as independent fiduciary for the Plan. Upon completion of the buy-out conversion, Prudential assumed the obligation and administrative responsibility for retirement benefits owed to approximately 60,000 Plan retirees and beneficiaries, which represents approximately one-third of retirees and beneficiaries in the Plan. The transaction resulted in no change to the amounts of benefits payable and did not diminish the Plan’s funded status. In connection with the transaction, we recognized a one-time, non-cash pension settlement charge of $0.3 billion in the fourth quarter of 2025, recorded in Non-service pension income, within the Consolidated Statement of Operations.

	Pension
(dollars in millions)	2025	2024
Change in Benefit Obligation:
Beginning balance	$46,322	$49,592
Service cost	169	189
Interest cost	2,343	2,385
Actuarial loss (gain)	1,253	(2,013)
Total benefits paid (1)	(3,530)	(3,633)
Net settlement, curtailment, and special termination benefits	(2,479)	9
Plan amendments	100	36
Business combinations and divestitures	1	(23)
Other (2)	275	(220)
Ending balance	$44,454	$46,322
Change in Plan Assets:
Beginning balance	$46,414	$48,945
Actual return on plan assets	4,237	1,092
Employer contributions (1)	210	235
Total benefits paid (1)	(3,530)	(3,633)
Settlements	(2,479)	(3)
Other (2)	262	(222)
Ending balance	$45,114	$46,414
(1)    Includes benefit payments paid directly by the company.
(2)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom and Canada, and participant contributions.

	Pension		PRB
(dollars in millions)	2025	2024	2025	2024
Funded Status:
Fair value of plan assets	$45,114	$46,414	$330	$314
Benefit obligations	(44,454)	(46,322)	(890)	(898)
Funded status of plan	$660	$92	$(560)	$(584)
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Non-current assets	$2,339	$1,819	$—	$—
Current liabilities	(169)	(195)	(59)	(61)
Non-current liabilities	(1,510)	(1,532)	(501)	(523)
Net amount recognized	$660	$92	$(560)	$(584)
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net actuarial loss (gain)	$5,431	$4,926	$(232)	$(296)
Prior service credit	(822)	(1,044)	—	(1)
Net amount recognized	$4,609	$3,882	$(232)	$(297)
The majority of our pension obligations relate to our U.S. Internal Revenue Service (IRS) qualified pension plans, which comprise 86% of our pension PBO as of both December 31, 2025 and 2024. Our nonqualified domestic pension plans, which provide supplementary benefits to certain employees in excess of the IRS qualified plan limits, comprise 3% of our pension PBO as of both December 31, 2025 and 2024. Our international plans comprise 11% of our pension PBO as of both December 31, 2025 and 2024.
In addition to the pension and PRB non-current liabilities shown above, Future pension and postretirement benefit obligations on the Consolidated Balance Sheet includes other immaterial pension and PRB-related liabilities.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(dollars in millions)	2025	2024
Projected benefit obligation	$3,311	$3,260
Accumulated benefit obligation	3,284	3,239
Fair value of plan assets	1,634	1,537
The accumulated benefit obligation for all defined benefit pension plans was $44.2 billion and $46.1 billion at December 31, 2025 and 2024, respectively.
Information for pension plans with projected benefit obligations in excess of plan assets:

(dollars in millions)	2025	2024
Projected benefit obligation	$3,406	$3,298
Accumulated benefit obligation	3,368	3,272
Fair value of plan assets	1,726	1,571
The components of the net periodic pension income are as follows:

(dollars in millions)	2025	2024	2023
Operating expense
Service cost	$169	$189	$222
Non-operating expense
Interest cost	2,343	2,385	2,507
Expected return on plan assets	(3,682)	(3,747)	(3,753)
Amortization of prior service credit	(140)	(170)	(158)
Recognized actuarial net loss (gain)	21	20	(378)
Net settlement, curtailment, and special termination benefits loss	275	13	6
Non-service pension income	(1,183)	(1,499)	(1,776)
Total net periodic pension income	$(1,014)	$(1,310)	$(1,554)
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss in 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Net actuarial loss arising during the period	$698	$642
Amortization of actuarial loss	(21)	(20)
Current year prior service cost	100	36
Amortization of prior service credit	140	170
Net settlement and curtailment	(275)	(12)
Other (1)	85	1
Total recognized in other comprehensive loss	727	817
Net recognized in net periodic pension income and other comprehensive loss	$(287)	$(493)
(1)    The amount included in Other primarily reflects the impact of foreign exchange translation, primarily for plans in the United Kingdom and Canada.
The Actuarial loss arising in 2025 was primarily due to a decrease in discount rates during 2025, partially offset by actual asset returns greater than our expected return on assets.
The Actuarial loss arising in 2024 was primarily due to actual asset returns less than our expected return on assets, partially offset by an increase in discount rates during 2024.

The table below reflects the total benefit payments expected to be paid from the pension plans or from corporate assets.

(dollars in millions)	Pension
2026	$3,906
2027	3,470
2028	3,428
2029	3,427
2030	3,410
2031-2035	16,229
Assumptions used in determining the pension benefit obligation and net periodic pension income are presented in the following table as weighted-averages:

	Pension Benefit Obligation		Net Periodic Pension Income
	2025	2024	2025	2024	2023
Discount rate
PBO	5.3%	5.6%	5.6%	5.1%	5.5%
Interest cost (1)	N/A	N/A	5.3%	5.0%	5.3%
Service cost (1)	N/A	N/A	5.6%	5.0%	5.4%
Salary scale	4.4%	4.4%	4.4%	4.4%	4.4%
Expected return on plan assets	N/A	N/A	7.1%	7.1%	7.1%
Interest crediting rate	5.0%	5.0%	5.0%	5.0%	4.4%
(1)    The discount rates used to measure the service cost and interest cost applies to our significant plans. The PBO discount rate is used for the service cost and interest cost measurements for non-significant plans.
The weighted-average discount rates used to measure pension liabilities are generally based on yield curves developed using high-quality corporate bonds as well as plan specific expected cash flows. For our significant plans, we utilize a full yield curve approach in the estimation of the service cost and interest cost components of net periodic pension income by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant discounted projected cash flows.
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
Other assumptions include actuarial and demographic assumptions including mortality rates and retirement age.
Plan Assets. The plans’ investment management objectives include providing the liquidity and asset levels needed to meet current and future benefit payments, while maintaining a prudent degree of portfolio diversification considering interest rate risk and market volatility. Globally, on average, investment strategies generally target a mix of 26% to 46% of growth seeking assets and 54% to 74% of income generating and hedging assets using a wide set of diversified asset types, fund strategies, and investment managers. The growth seeking allocation consists of global public equities in developed and emerging countries, private equity, and real estate. Investments in private equity are primarily via limited partnership interests in buy-out strategies. The real estate strategy is principally concentrated in directly held U.S. core investments with some smaller investments in international, value-added, and opportunistic strategies. Within the income generating assets, the fixed income portfolio consists of mainly government and broadly diversified high quality corporate bonds.
The plans have continued pension risk management techniques designed to reduce their interest rate risk. Specifically, the plans have incorporated liability hedging programs that include the adoption of a risk reduction objective as part of the long-term investment strategy. Under this objective the interest rate hedge is intended to increase as funded status improves. The hedging programs incorporate a range of assets and investment tools, each with varying interest rate sensitivities. The investment portfolios currently hedge approximately 80% of the pension plan liabilities’ interest‑rate sensitivity, with the exact level varying based on the plan’s funded status. The hedging assets portfolio also includes an enhanced alpha strategy that invests in equity, fixed income, derivatives, and foreign currency.

The fair values of pension plan assets at December 31, 2025 and 2024 by asset category are as follows:

(dollars in millions)	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling (7)	Total
Asset Category:
Public Equities
Global Equities	$5,781	$9	$—	$—	$5,790
Global Equity Commingled Funds (1)	—	650	—	—	650
Other Public Equities	—	—	—	2,531	2,531
Private Equities (2)	—	—	—	4,987	4,987
Fixed Income Securities
Governments	5,078	1,882	—	—	6,960
Corporate Bonds	—	8,846	—	—	8,846
Structured Products	—	14	—	—	14
Other Fixed Income	—	—	—	10,875	10,875
Real Estate (3)	—	—	1,249	1,555	2,804
Other (4)	—	480	—	130	610
Cash & Cash Equivalents (5)	—	162	—	110	272
Subtotal	$10,859	$12,043	$1,249	$20,188	$44,339
Other Assets & Liabilities (6)					775
Total at December 31, 2025					$45,114
Public Equities
Global Equities	$6,195	$13	$—	$—	$6,208
Global Equity Commingled Funds (1)	—	624	—	—	624
Other Public Equities	—	—	—	2,431	2,431
Private Equities (2)	—	—	—	4,985	4,985
Fixed Income Securities
Governments	4,462	801	—	—	5,263
Corporate Bonds	1	11,343	—	—	11,344
Structured Products	—	27	—	—	27
Other Fixed Income	—	—	—	11,259	11,259
Real Estate (3)	—	—	1,481	1,557	3,038
Other (4)	—	513	—	113	626
Cash & Cash Equivalents (5)	—	341	—	79	420
Subtotal	$10,658	$13,662	$1,481	$20,424	$46,225
Other Assets & Liabilities (6)					189
Total at December 31, 2024					$46,414
(1)    Represents commingled funds that invest primarily in common stocks.
(2)    Represents limited partnership investments with general partners that primarily invest in equity and debt.
(3)    Represents investments in real estate including commingled funds and directly held properties.
(4)    Primarily represents insurance contracts.
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
Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps, and currency forward contracts. The fair market value of the plans’ derivatives through direct or separate account investments was approximately ($8) million and ($120) million as of December 31, 2025 and 2024, respectively.
We review our assets at least quarterly to ensure we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. We employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry, and number of investment managers. With the exception of certain cash investment vehicles, no individual investment represented more than 5% of the plan assets as of December 31, 2025.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed due to the following:

(dollars in millions)
Balance, December 31, 2023	$1,467
Realized losses	(136)
Unrealized gains relating to instruments still held in the reporting period	27
Purchases, sales, and settlements, net	123
Balance, December 31, 2024	1,481
Realized gains	4
Unrealized (losses) relating to instruments still held in the reporting period	(66)
Purchases, sales, and settlements, net	(170)
Balance, December 31, 2025	$1,249
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
The fair market value of assets related to our PRB benefits was $0.3 billion as of December 31, 2025 and 2024, respectively. The assets are primarily invested in mutual funds held within Voluntary Employees’ Beneficiary Association (VEBA) trusts and are valued using quoted prices in active markets (Level 1).
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Consolidated Balance Sheet. The fair value of marketable securities held in trusts as of December 31 was as follows:

(dollars in millions)	2025	2024
Marketable securities held in trusts	$750	$786
NOTE 11: LEASES
We enter into lease agreements for the use of real estate space, vehicles, IT equipment, and certain other equipment, including engines, under both operating and finance leases. The majority of our lease agreements are accounted for as operating leases. Operating lease expense was $495 million, $422 million, and $463 million for 2025, 2024, and 2023, respectively. Finance leases are not considered significant to our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
Leases under which we are the lessor are generally short-term leases that support our commercial aerospace customers during engine maintenance events. Our commercial aerospace customers have varying forms of aftermarket maintenance coverage that often provide a level of support for leased engines as part of the revenue arrangement. As such, leases where we are the lessor are not considered significant to our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
In 2025, 2024, and 2023, we entered into sale and leaseback transactions for the sale of new engines and related maintenance. We subsequently lease back the engines sold for a limited timeframe and account for them as operating leases. The proceeds received as a result of sales of new engines are classified primarily in Other operating activities, net within our Consolidated Statement of Cash Flows. The net gains as a result of these transactions were not material.
Supplemental cash flow information related to operating leases were as follows:

(dollars in millions)	2025	2024	2023
Operating cash flows used in the measurement of operating lease liabilities	$466	$417	$421
Operating lease right-of-use assets obtained in exchange for operating lease obligations	429	707	373
Future lease payments related to our operating lease liabilities as of December 31, 2025 are as follows:

(dollars in millions)
2026	$492
2027	419
2028	339
2029	228
2030	197
Thereafter	754
Total undiscounted lease payments	2,429
Less imputed interest	(377)
Total discounted lease payments	$2,052
Our lease liabilities recognized in our Consolidated Balance Sheet were as follows as of December 31:

(dollars in millions)	2025	2024
Operating lease liabilities, current (included in Other accrued liabilities)	$450	$367
Operating lease liabilities, non-current	1,602	1,632
Total operating lease liabilities	$2,052	$1,999
The weighted-average remaining lease term related to our operating leases was 9 years and 10 years as of December 31, 2025 and 2024, respectively. The weighted-average discount rate related to our operating leases was 4.3% as of December 31, 2025 and 2024.
NOTE 12: INCOME TAXES
Income Before Income Taxes. The sources of income before income taxes are:

(dollars in millions)	2025	2024	2023
United States (1)	$5,126	$3,016	$938
Foreign	3,607	3,178	2,898
Income before income taxes	$8,733	$6,194	$3,836
(1)    2023 includes the impacts of the Powder Metal Matter.

Provision for Income Taxes. The income tax expense for the years ended December 31 are as follows:

(dollars in millions)	2025	2024	2023
Current:
United States:
Federal	$59	$443	$213
State	99	179	70
Foreign	717	606	575
	875	1,228	858
Future:
United States:
Federal	706	(13)	(411)
State	71	71	(53)
Foreign	12	(105)	62
	789	(47)	(402)
Income tax expense	$1,664	$1,181	$456
Prior to 2022, research and experimental expenditures were generally deductible in the period incurred. A provision enacted in the Tax Cuts and Jobs Act of 2017 (TCJA) related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. In September and December 2023, the IRS issued interim guidance, retroactive to 2022, clarifying the capitalization requirements for certain types of research and experimental expenditures, which resulted in fewer costs being subject to capitalization. On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act allows for the immediate deductibility of research and experimental expenditures performed in the United States and certain U.S. territories. These legislative changes have impacted our federal and state current and deferred income tax provisions in the above table.
Reconciliation of Effective Income Tax Rate. The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively as of January 1, 2025. Differences between effective income tax rates and the statutory U.S. federal income tax rate are as follows:

	2025
(dollars in millions)	Amount	Rate
Statutory U.S. Federal Income Tax Rate	$1,834	21.0%
State and Local Income Tax, net of federal income tax effect (1)	168	1.9
Foreign Tax Effects	(17)	(0.2)
Effect of Cross-Border Tax Laws	96	1.1
U.S. Federal Research and development tax credit	(182)	(2.1)
Nontaxable or Nondeductible Items	51	0.6
Worldwide Changes in Prior Year Unrecognized Tax Benefits(2)	(83)	(0.9)
Other (3)	(203)	(2.3)
Effective income tax rate	$1,664	19.1%
(1)    State and local taxes include current and deferred income taxes exclusive of changes in prior year uncertain tax positions.
(2)    Includes Federal, State, and Foreign income tax effects related to prior year uncertain tax positions.
(3)    Includes Federal income tax benefits related to legal entity reorganizations.

	2024		2023
(dollars in millions)	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$1,301	21.0%	$805	21.0%
Tax on international activities	6	0.1	(27)	(0.7)
Disposals of businesses	126	2.0	—	—
U.S. research and development credit	(188)	(3.0)	(168)	(4.4)
U.S. federal audit settlements and statute lapse	(277)	(4.5)	(59)	(1.5)
State income tax, net	187	3.0	17	0.4
Foreign Derived Intangible Income	(126)	(2.0)	(142)	(3.7)
Non-deductible legal charges (1)	148	2.4	5	0.1
Other	4	0.1	25	0.7
Effective income tax rate	$1,181	19.1%	$456	11.9%
(1)    2024 includes the impact of certain non-deductible legal charges related to the Resolution of Certain Legal Matters. See “Note 17: Commitments and Contingencies” for additional information.
Although the 2025 and 2024 effective tax rates are the same, the 2025 effective rate reflects a lower U.S. tax benefit associated with Foreign Derived Intangible Income resulting from the Act. Both periods include tax benefits associated with certain legal entity reorganizations and the tax effects of dispositions.
The 2024 effective tax rate includes tax benefits of $0.3 billion resulting from the conclusion of the examination phases of the U.S. federal income tax audits for RTX 2017 and 2018 tax years and Rockwell Collins 2016, 2017, and 2018 tax years. Also included in the 2024 effective tax rate is a $0.2 billion tax charge related to U.S. federal income taxes owed by the Company resulting from a favorable non-U.S. tax ruling Otis received in 2024. The ruling Otis received reduces U.S. foreign tax credits previously claimed by the Company in pre-separation tax years. This item is subject to a tax matters agreement entered into with Carrier and Otis in connection with the separations of those businesses in 2020. Accordingly, the Company recorded a pre-tax benefit of $0.2 billion for a portion of the indemnity owed by Otis to the Company for the reduction in foreign taxes in the pre-separation years. Additionally, the Company is indemnified by Otis for the associated interest related to the Otis non-US ruling.
The 2023 effective tax rate includes a deferred tax benefit of $0.7 billion associated with the $2.9 billion Powder Metal Matter pre-tax charge.
Income Taxes Paid. We made net income tax payments of $1.6 billion in 2025, further disaggregated as follows:

(dollars in millions)	2025
Federal (1)	$856
State	102
Foreign (2)	649
Total income taxes paid (net of refunds)	$1,607
(1)    Includes Internal Revenue Code Section 965 installment payments
(2)    Foreign payments are spread across various jurisdictions, none of which are individually significant

Deferred Tax Assets and Liabilities. The tax effects of temporary differences and tax carryforwards which gave rise to future income tax benefits and payables at December 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Future income tax benefits:
Insurance and employee benefits	$865	$897
Warranty provisions	226	221
Capitalization of research and experimental expenditures	1,839	2,208
Other basis differences	982	1,060
Powder Metal Matter	226	455
Tax loss and other carryforwards	1,094	1,055
Tax credit carryforwards	963	800
Valuation allowances	(1,431)	(1,439)
Total future income tax benefits	$4,764	$5,257
Future income taxes payable:
Goodwill and Intangible assets	$5,399	$5,675
Fixed assets	1,712	1,614
Inventory and contract balances	572	193
Other basis differences	629	627
Total future income tax payable	$8,312	$8,109
Valuation allowances have been established primarily for tax credit carryforwards, tax loss carryforwards, and certain temporary differences to reduce the future income tax benefits to expected realizable amounts.
Changes to valuation allowances consisted of the following:

(dollars in millions)	2025	2024	2023
Balance at January 1	$1,439	$1,465	$842
Additions charged to income tax expense	68	228	170
Reductions credited to income tax expense	(67)	(239)	(58)
Other adjustments (1)	(9)	(15)	511
Balance at December 31	$1,431	$1,439	$1,465
(1)     2023 includes the addition of the indefinite-lived tax loss carryforwards now disclosed in connection with Organisation for Economic Co-operation and Development (OECD) Pillar Two.
Tax Credit, Loss and Other Carryforwards. At December 31, 2025, tax credit carryforwards, principally state and foreign, and tax loss carryforwards, principally state and foreign, were as follows:

(dollars in millions)	Tax Credit Carryforwards	Tax Loss and Other Carryforwards
Expiration period:
2026-2030	$56	$295
2031-2035	52	90
2036-2045	156	1,714
Indefinite	699	3,773
Total	$963	$5,872
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

Unrecognized Tax Benefits. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. At December 31, 2025, we had gross tax-effected unrecognized tax benefits of $1,227 million, of which $1,218 million, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits and interest expense related to unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 is as follows:

(dollars in millions)	2025	2024	2023
Balance at January 1	$1,263	$1,442	$1,515
Additions for tax positions related to the current year	125	84	89
Additions for tax positions of prior years	19	164	5
Reductions for tax positions of prior years	(47)	(13)	(141)
Settlements	(133)	(414)	(26)
Balance at December 31	$1,227	$1,263	$1,442
Gross interest expense related to unrecognized tax benefits	$68	$127	$62
Total accrued interest balance at December 31	256	255	233
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
During the quarter ended March 31, 2025, the Company received an unfavorable decision from the Appeals Committee of the Kingdom of Saudi Arabia (KSA) General Secretariat of the Tax Committees (GSTC) assessing taxes and delay fines. The Company appealed this decision and on December 2, 2025, the GSTC issued a final decision with respect to income tax and withholding tax assessments substantially reversing its prior assessment.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $26 billion and $17 billion at December 31, 2025 and 2024, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheet for derivative instruments as of December 31:

(dollars in millions)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$357	$177
	Other accrued liabilities	254	350
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$79	$10
	Other accrued liabilities	11	101
At December 31, 2025, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
The Company enters into forward exchange contracts to partially hedge its net investment in certain foreign subsidiaries denominated in EUR and CAD. The Company assesses the effectiveness of its net investment hedges using the spot method. Cash receipts or payments on derivatives designated as net investment hedges are recorded as investing cash flows within the Consolidated Statement of Cash Flows.
As of December 31 2024, we had €320 million of our €500 million principal value of euro-denominated long-term debt designated as a net investment hedge against our investments in European businesses. After March 31, 2025, this was no longer designated as a net investment hedge and subsequent effects are reflected within Other income (expense), net.
The effect of cash flow hedging relationships on Accumulated other comprehensive loss and on the Consolidated Statement of Operations in 2025 and 2024 are presented in “Note 18: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
The effect of derivatives not designated as hedging instruments and related items is included within Other income (expense), net, on the Consolidated Statement of Operations and is not significant. Cash receipts or payments related to the settlement of derivatives not designated as hedging instruments are recorded as investing cash flows within the Consolidated Statement of Cash Flows.
NOTE 14: FAIR VALUE MEASUREMENTS
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Consolidated Balance Sheet:

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$750	$676	$74	$—
Derivative assets	436	—	436	—
Derivative liabilities	265	—	265	—

	December 31, 2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$786	$721	$65	$—
Derivative assets	187	—	187	—
Derivative liabilities	451	—	451	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.

As of December 31, 2025, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2025		2024
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$37,627	$35,733	$40,991	$37,956
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Consolidated Balance Sheet at December 31:

	2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$35,733	$—	$34,800	$933

	2024
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$37,956	$—	$35,180	$2,776
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature and is classified as level 3 within the fair value hierarchy.
NOTE 15: VARIABLE INTEREST ENTITIES
Pratt & Whitney holds a 61% program share interest in the International Aero Engines AG (IAE) collaboration with MTU Aero Engines AG (MTU) and Japanese Aero Engines Corporation (JAEC), and a 49.5% ownership interest in IAE. IAE’s business purpose is to coordinate the design, development, manufacturing, and product support of the V2500 engine program through involvement with the collaborators. Additionally, Pratt & Whitney, JAEC, and MTU are participants in the International Aero Engines, LLC (IAE LLC) collaboration, whose business purpose is to coordinate the design, development, manufacturing, and product support for the PW1100G-JM engine for the Airbus A320neo family of aircraft. Pratt & Whitney holds a 59% program share interest and a 59% ownership interest in IAE LLC. IAE and IAE LLC retain limited equity with the primary economics of the programs passed to the participants. As such, we have determined that IAE and IAE LLC are variable interest entities with Pratt & Whitney as the primary beneficiary. IAE and IAE LLC have, therefore, been consolidated. Other collaborators participate in Pratt & Whitney’s program share interest in IAE and IAE LLC. Pratt & Whitney’s net program share interest in IAE and IAE LLC, after considering its sub-collaborator share, is 57% and 51%, respectively. The carrying amounts and classification of assets and liabilities for variable interest entities in our Consolidated Balance Sheet as of December 31, 2025 and 2024 are as follows:

(dollars in millions)	2025	2024
Current assets	$14,703	$10,315
Non-current assets	1,191	1,060
Total assets	$15,894	$11,375
Current liabilities	$16,265	$13,595
Non-current liabilities	116	140
Total liabilities	$16,381	$13,735
NOTE 16: GUARANTEES
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2062. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of December 31, 2025 and 2024, the following financial guarantees were outstanding:

	December 31, 2025		December 31, 2024
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$106	$—	$274	$—
Third party guarantees	248	—	79	1
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees, net of existing reserves. Collaboration partners’ share of these financing guarantees was $0.1 billion at December 31, 2025 and 2024.
We also have obligations arising from sales of certain businesses and assets, including those from representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. The maximum potential payment related to these obligations is not a specified amount, as a number of the obligations do not contain financial caps. The carrying amount of liabilities related to these obligations were $0.1 billion at December 31, 2025 and 2024. These primarily relate to environmental liabilities, which are included in our total environmental liabilities as further discussed in “Note 17: Commitments and Contingencies.”
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the years ended December 31 were as follows:

(dollars in millions)	2025	2024	2023
Balance as of January 1	$993	$1,091	$1,109
Warranties and performance guarantees issued	294	216	305
Settlements	(261)	(247)	(308)
Other	9	(67)	(15)
Balance as of December 31	$1,035	$993	$1,091
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both December 31, 2025 and 2024, we had $0.8 billion reserved for environmental remediation. Additional information pertaining to environmental matters is included in “Note 1: Basis of Presentation and Summary of Accounting Principles.”
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13 billion and $14 billion as of December 31, 2025 and 2024, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
The following is the expected maturity of our commercial aerospace industry commitments as of December 31, 2025:

(dollars in millions)	Committed	2026	2027	2028	2029	2030	Thereafter
Commercial aerospace financing commitments	$3,874	$1,687	$1,357	$830	$—	$—	$—
Other commercial aerospace commitments	9,242	752	628	660	645	511	6,046
Collaboration partners’ share	(5,325)	(1,018)	(854)	(655)	(273)	(215)	(2,310)
Total commercial aerospace commitments	$7,791	$1,421	$1,131	$835	$372	$296	$3,736
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts and performing their contractual and other obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.2 billion as of December 31, 2025.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2025, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $13 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense

Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of War (DoW) (formerly referred to as the U.S. Department of Defense), and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil, or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, administrative orders, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. In particular, in 2024 the Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes).
Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order, and that monitor is expected to be in place by the end of the first quarter. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the Department of State (DOS). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s International Traffic in Arms Regulations (ITAR) compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024. As noted above, the U.S. government reserves the right to suspend or debar a contractor from receiving new government contracts for fraudulent, criminal, or other seriously improper conduct. The U.S. government could also void any contracts found to be tainted by fraud. Like many defense contractors, we have received audit reports recommending the reduction of certain contract prices because, for example, cost or pricing data or cost accounting practices used to price and negotiate those contracts may not have conformed to government regulations. Some of these audit reports recommend that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. We have made voluntary refunds in those cases we believe appropriate, have settled some allegations and, in some cases, continue to negotiate and/or litigate. The Company may be, and in some cases has been, required to make payments into escrow of disputed liabilities while the related litigation is pending. If the litigation is resolved in the Company’s favor, any such payments will be returned to the Company with interest. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA), or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., Arms Export Control Act (AECA), Export Administration Regulations (EAR), Foreign Corrupt Practices Act (FCPA), and ITAR) may also be investigated or audited. In addition, we accrue for liabilities associated with those matters that are probable and can be reasonably estimated. The most likely liability amount to be incurred is accrued based upon a range of estimates. Where no amount within a range of estimates is more likely, then we accrue the minimum amount. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our results of operations, financial condition, or liquidity, either individually or in the aggregate.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At December 31, 2025 and 2024, we had other accrued liabilities of $0.7 billion and $1.7 billion, respectively, related to expected compensation to customers. The decrease in the accrual in 2025 and 2024 was primarily due to customer compensation in the form of credits issued and cash paid to customers during the period.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.5 billion at December 31, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($410 million at December 31, 2025). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($209 million at December 31, 2025). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the government filed an appeal to the United States Court of Appeals for the Federal Circuit (CAFC). On December 5, 2025, the CAFC issued an opinion which dismissed in part the government’s appeal for lack of jurisdiction, reversed in part the ASBCA’s November 22, 2021 decision with respect to the enforceability of a provision within a 2006 agreement between DCMA and Pratt & Whitney, and remanded the case to the ASBCA for further proceedings. We continue to believe that the

ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($187 million at December 31, 2025). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($105 million at December 31, 2025). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, on October 15, 2024, Raytheon Company entered into DPA-1 with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, TRS, since 2012 in connection with certain Middle East contracts. Pursuant to DPA-1, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to one count of conspiracy to violate the anti-bribery provisions of the FCPA and one count of conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions and/or political contributions under Part 130 of ITAR. If Raytheon Company and the Company fully comply with all of their respective obligations under DPA-1 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. Under DPA-1, the SEC Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, the SEC Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, and that monitor is expected to be in place by the end of the first quarter. During the fourth quarter of 2024, the Company paid $384 million in the aggregate for DPA-1 and the SEC Administrative Order which was consistent with amounts accrued. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 16, 2024, Raytheon Company entered into DPA-2 and a FCA settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017. Pursuant to DPA-2, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. If Raytheon Company and the Company fully comply with all of their respective obligations in DPA-2 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. Under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above, and that monitor is expected to be in place by the end of the first quarter. During the fourth quarter of 2024, the Company paid $580 million in the aggregate for DPA-2 and the FCA Settlement Agreement which was consistent with amounts accrued plus interest. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.

Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million paid in August 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have accrued $218 million in the aggregate as of December 31, 2025 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
Powder Metal Disclosure Litigation and SEC Investigation
Following the Company’s disclosures of a rare condition in powder metal used to manufacture certain Pratt & Whitney engine parts, two sets of civil actions were filed against RTX. First, two putative federal securities class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain current and former executives of the Company. The lawsuits allege that defendants violated federal securities laws by making material misstatements and omitting material facts relating to Pratt & Whitney’s GTF engine fleet, including the impact of the powder metal issue on the fleet, in various regulatory filings. The lawsuits were consolidated, and on September 12, 2025, the Court granted the defendants’ motion to dismiss the consolidated case. On October 14, 2025, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. Second, multiple shareholder derivative lawsuits have been filed against current and former officers and directors of the Company in the United States District Court for the District of Delaware. The complaints in these actions allege that the defendants caused the Company to make materially false and misleading statements relating to Pratt & Whitney’s GTF engines, and failed to maintain an adequate system of oversight, disclosure controls and procedures, and internal controls over financial reporting. Based on the information available to date, we do not believe that either matter will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
NOTE 18: EQUITY
Accelerated Share Repurchases. On October 24, 2023, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock for an aggregate purchase price of $10 billion. The ASR agreements provided for the repurchase of our common stock based on the average of the daily volume-weighted average prices of our common stock during the term of such ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. Pursuant to the ASR agreements, we made aggregate payments of $10 billion on October 26, 2023, and received initial deliveries of approximately 108.4 million shares of our common stock at a price of $78.38 per share, which, on that date, represented approximately 85% of the shares expected to be repurchased. The aggregate purchase price was recorded as a reduction to Shareowners’ equity, consisting of an $8.5 billion increase in Treasury stock and a $1.5 billion decrease in Common stock. We funded the payments with borrowings under a bridge credit agreement, which was repaid with the proceeds from term loan facilities, proceeds from issuances of long-term debt in the fourth quarter of 2023, and cash on hand. See “Note 9: Borrowings and Lines of Credit” for additional information.
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
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging (Losses) Gains	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(1,005)	$(782)	$(231)	$(2,018)
Other comprehensive income (loss) before reclassifications, net	562	(1,041)	278	(201)
Amounts reclassified, pre-tax	—	(568)	80	(488)
Tax benefit (expense)	3	365	(80)	288
Balance at December 31, 2023	$(440)	$(2,026)	$47	$(2,419)
Other comprehensive income (loss) before reclassifications, net	(506)	(674)	(291)	(1,471)
Amounts reclassified, pre-tax	—	(173)	63	(110)
Tax benefit (expense)	(3)	194	54	245
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	1,454	(910)	278	822
Amounts reclassified, pre-tax	(18)	118	6	106
Tax benefit (expense)	5	167	(63)	109
Balance at December 31, 2025	$492	$(3,304)	$94	$(2,718)
(1)    The amount of foreign currency translation recognized in Other Comprehensive Income (loss) (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 13: Financial Instruments”.
Amounts reclassified that relate to our defined benefit pension and postretirement plans include the amortization of prior service costs and actuarial net gains or losses recognized during each period presented. During the fourth quarter of 2025, an actuarial loss of $0.3 billion ($0.2 billion after tax) was recognized in connection with a settlement resulting from the annuity buy-out conversion. These costs are recorded as components of net periodic benefit (income) expense for each period presented. See “Note 10: Employee Benefit Plans” for additional details.

NOTE 19: STOCK-BASED COMPENSATION
RTX’s long-term incentive plans authorize various types of market and performance-based incentive awards that may be granted to officers and key employees. The RTX Corporation Long-Term Incentive Plan (LTIP), was last amended on October 29, 2025. A total of 231 million shares have been authorized for issuance pursuant to awards under the LTIP including shares assumed from predecessor plans and adjustments associated with the separation of Carrier and Otis. As of December 31, 2025, approximately 101 million shares remain available for awards under the LTIP. The LTIP does not contain aggregate annual award limits, however, it sets an annual award limit per participant. The LTIP will expire after all authorized shares have been awarded or on May 2, 2034, whichever is sooner.
Under the LTIP, the exercise price of awards is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock appreciation rights (SARs) and stock options have a term of ten years and a three-year vesting period, subject to limited exceptions. In the event of retirement, annual stock appreciation rights, stock options, and restricted stock units (RSUs) held for more than one year may become vested and exercisable, subject to certain terms and conditions. LTIP awards with performance-based vesting generally have a minimum three-year vesting period and vest based on actual performance against pre-established metrics. In the event of retirement, performance-based awards held for more than one year, remain eligible to vest based on actual performance relative to performance goals.
We measure the cost of share-based payments for restricted share units, stock options, stock appreciation rights, and awards with market-based conditions at fair value on the grant date. For awards that include performance conditions, compensation expense is recorded based on the estimated number of awards that are expected to vest at the end of the performance period. The cost of all share-based payments are recognized in the Consolidated Statement of Operations, net of expected forfeitures, as follows:

(dollars in millions)	2025	2024	2023
Total compensation cost recognized	$519	$437	$425
The cash received and the related tax benefit realized on exercised stock options for 2025, 2024 and 2023 were not material. Additionally, the future income tax benefit recognized and the tax benefits realized on vesting of performance share units (PSU’s), restricted stock awards and RSUs were not material for the respective periods.
At December 31, 2025, there was $340 million of total unrecognized compensation cost related to non-vested equity awards granted under long-term incentive plans. This cost is expected to be recognized ratably over a weighted-average period of 2.3 years.
A summary of the transactions under our long-term incentive plans for the year ended December 31, 2025 follows.

	Stock Options		Stock Appreciation Rights		Performance Share Units		Restricted Stock and RSUs
(shares and units in thousands)	Shares	Average Price (1)	Shares	Average Price (1)	Units	Average Price (2)	Units	Average Price (2)
Outstanding at:
December 31, 2024	1,255	$83.18	25,746	$84.13	2,701	$95.26	8,903	$94.32
Granted (3)	74	128.78	1,777	128.78	830	136.65	2,832	132.59
Exercised / earned (3)	(348)	78.37	(8,031)	80.26	(945)	100.31	(3,054)	97.02
Cancelled	(5)	128.78	(225)	102.38	(73)	111.22	(327)	111.46
December 31, 2025	976	$88.11	19,267	$89.65	2,513	$106.57	8,354	$105.50
(1)    Weighted-average exercise price per share.
(2)    Weighted-average grant date fair value per share.
(3)    Performance Share Units includes an adjustment for actual performance achieved on the 2022 award of 86 thousand units.
The weighted-average grant date fair value of stock options and stock appreciation rights granted during 2025, 2024, and 2023 was $36.37, $21.72, and $24.66, respectively. The weighted-average grant date fair value of PSU’s, which vest upon achieving certain performance metrics, granted during 2025, 2024, and 2023 was $136.10, $93.48, and $96.39, respectively. The total fair value of awards vested during 2025, 2024, and 2023 was $437 million, $447 million, and $273 million, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options and stock appreciation rights exercised during 2025, 2024, and 2023 was $553 million, $245 million, and $46 million, respectively. The total intrinsic value (which is the stock price at vesting multiplied by the number of underlying shares) of PSU’s and other restricted awards vested was $520 million, $506 million, and $263 million during 2025, 2024, and 2023, respectively.

The following table summarizes information about equity awards outstanding that are vested and expected to vest as well as equity awards outstanding that are exercisable at December 31, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
(shares in thousands; aggregate intrinsic value in millions)	Awards	Average Price	Aggregate Intrinsic Value	Remaining Term (3)	Awards	Average Price	Aggregate Intrinsic Value	Remaining Term (3)
Stock Options (1)	973	$88.04	$93	4.89	726	$82.84	$73	3.81
Stock Appreciation Rights (1)	19,175	89.53	1,800	5.23	13,098	83.07	1,314	3.92
Performance Share Units (2)	2,476	106.37	454	1.04
Restricted Stock and RSUs (2)	8,060	105.28	1,478	1.49
(1)    Average price is weighted-average exercise price per share.
(2)    Average price is weighted-average grant date fair value per share.
(3)    Weighted-average contractual remaining term in years.
The fair value of each option award is estimated on the date of grant using a binomial lattice model. The following table indicates the assumptions used in estimating fair value for awards granted during 2025, 2024, and 2023. Lattice-based option models incorporate ranges of assumptions for inputs; those ranges are as follows:

	2025	2024	2023
Expected volatility	25.9%	24.7%	26.2%
Weighted-average volatility	26%	25%	26%
Expected term (in years)	7.0	6.9	6.7
Expected dividend yield	2.0%	2.6%	2.3%
Risk-free rate	4.1% - 4.4%	4.1% - 5.4%	3.6% - 4.8%
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
Collins Aerospace is a leading global provider of technologically advanced aerospace and defense products. Collins’ solutions include aftermarket services for civil and military aircraft manufacturers, commercial airlines, and regional, business, and general aviation, as well as for defense and commercial space operations. Aftermarket services include spare parts, overhaul and repair, engineering and technical support, training and fleet management solutions, asset management services, and information management services. Collins designs, manufactures, and supplies electric power generation, management and distribution systems, environmental control systems, flight control systems, air data and aircraft sensing systems, engine control systems, engine components, engine nacelle systems, including thrust reversers and mounting pylons, interior and exterior aircraft lighting, aircraft cargo systems, evacuation systems, landing systems (including landing gear, wheels, and braking systems), communication, navigation, surveillance systems, fire and ice detection and protection systems, integrated avionics, and propeller systems. Collins also designs, manufactures, and supports complete cabin interiors, including seating, oxygen systems, food and beverage preparation, storage and galley systems, lavatory, and wastewater management systems. Collins’ solutions support human space exploration with environmental control and power systems and extravehicular activity suits. Collins also provides connected aviation solutions and services through worldwide voice and data communication networks, airport systems and integrations, and air traffic management solutions. Collins supports government and defense customer missions by providing systems solutions for connected battlespace, test and training range systems, crew escape systems, and simulation and training.
Pratt & Whitney is among the world’s leading suppliers of aircraft engines for commercial, military, business jet, and general aviation customers. Pratt & Whitney designs, manufactures, and services large engines for widebody, narrowbody, and large regional aircraft for commercial customers and for fighter, bomber, tanker, and transport aircraft for military customers. Pratt & Whitney also designs, manufactures, and services small engines powering regional airlines, general and business aviation, and helicopters. Pratt & Whitney produces, sells, and services military and commercial auxiliary power units. Pratt & Whitney provides fleet management services and aftermarket maintenance, repair, and overhaul services in all of these product segments.
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
Segment information for the years ended December 31 are as follows:

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$30,196	$(1,301)	$(23,972)	$4,923	16.3%
Pratt & Whitney	32,916	(1,034)	(29,286)	2,596	7.9%
Raytheon	28,043	(483)	(24,333)	3,227	11.5%
Total segment	91,155	(2,818)	(77,591)	10,746	11.8%
Eliminations and other (2)	(2,552)			54
Corporate expenses and other unallocated items	—			(248)
FAS/CAS operating adjustment	—			753
Acquisition accounting adjustments	—			(2,005)
Consolidated	$88,603			$9,300	10.5%
(1)    Includes Cost of sales, Selling, General, and Administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.

	2024
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$28,284	$(1,408)	$(22,741)	$4,135	14.6%
Pratt & Whitney	28,066	(1,086)	(24,965)	2,015	7.2%
Raytheon	26,713	(452)	(23,667)	2,594	9.7%
Total segment	83,063	(2,946)	(71,373)	8,744	10.5%
Eliminations and other (2)	(2,325)			(48)
Corporate expenses and other unallocated items (3)	—			(933)
FAS/CAS operating adjustment	—			833
Acquisition accounting adjustments	—			(2,058)
Consolidated	$80,738			$6,538	8.1%
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

	2023
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit (Loss)	Operating Profit (Loss) Margins
Collins Aerospace	$26,253	$(1,317)	$(21,111)	$3,825	14.6%
Pratt & Whitney (3)	18,296	(1,001)	(18,750)	(1,455)	(8.0)%
Raytheon	26,350	(500)	(23,471)	2,379	9.0%
Total segment	70,899	(2,818)	(63,332)	4,749	6.7%
Eliminations and other (2)	(1,979)			(42)
Corporate expenses and other unallocated items	—			(275)
FAS/CAS operating adjustment	—			1,127
Acquisition accounting adjustments	—			(1,998)
Consolidated	$68,920			$3,561	5.2%
(1)    Includes Cost of sales, Selling, General, and Administrative expenses, and Other income (expense), net.
(2)    Includes the operating results of certain smaller operations.
(3)    Includes the impact of the Powder Metal Matter

	Total Assets		Capital Expenditures			Depreciation & Amortization
(dollars in millions)	2025	2024	2025	2024	2023	2025	2024	2023
Collins Aerospace (1)	$71,680	$72,372	$793	$786	$628	$873	$841	$724
Pratt & Whitney (1)	52,482	44,307	994	968	1,025	786	784	736
Raytheon (1)	44,795	44,936	644	771	637	542	520	544
Total segment	168,957	161,615	2,431	2,525	2,290	2,201	2,145	2,004
Corporate, eliminations, and other	2,122	1,246	196	100	125	94	80	126
Acquisition accounting adjustments						2,083	2,139	2,081
Consolidated	$171,079	$162,861	$2,627	$2,625	$2,415	$4,378	$4,364	$4,211
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

	External Net Sales			Long-Lived Assets
(dollars in millions)	2025	2024	2023	2025	2024
United States (1)	$74,778	$67,701	$57,539	$13,791	$13,041
International
Europe	5,438	5,493	4,849	1,135	1,189
Asia Pacific	2,864	2,587	2,182	899	834
Middle East and North Africa	348	486	492	101	98
Other regions	5,175	4,471	3,858	942	927
Consolidated	$88,603	$80,738	$68,920	$16,868	$16,089
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
Segment sales disaggregated by geographic region based on customer location for the years ended December 31 are as follows:

	2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$14,136	$13,636	$19,313	$206	$47,291
Europe	6,852	7,669	4,275	3	18,799
Asia Pacific	3,779	7,625	2,377	1	13,782
Middle East and North Africa	1,076	821	1,724	—	3,621
Other regions	1,742	3,165	203	—	5,110
Consolidated net sales	27,585	32,916	27,892	210	88,603
Inter-segment sales	2,611	—	151	(2,762)	—
Business segment sales	$30,196	$32,916	$28,043	$(2,552)	$88,603

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$13,668	$13,025	$19,224	$170	$46,087
Europe	6,634	6,376	2,962	3	15,975
Asia Pacific	3,185	5,461	2,245	2	10,893
Middle East and North Africa	840	650	1,968	—	3,458
Other regions	1,602	2,552	171	—	4,325
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$13,185	$11,403	$20,187	$106	$44,881
Europe	6,423	5,433	1,642	3	13,501
Asia Pacific	2,625	4,227	2,196	1	9,049
Middle East and North Africa	684	539	2,014	—	3,237
Other regions	1,377	2,095	181	—	3,653
Powder Metal Matter	—	(5,401)	—	—	(5,401)
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
Segment sales disaggregated by type of customer for the years ended December 31 are as follows:

	2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$7,061	$6,778	$19,237	$203	$33,279
Foreign military sales through the U.S. government	436	1,786	4,480	—	6,702
Foreign government direct commercial sales	1,230	792	4,099	2	6,123
Commercial aerospace and other commercial sales	18,858	23,560	76	5	42,499
Consolidated net sales	27,585	32,916	27,892	210	88,603
Inter-segment sales	2,611	—	151	(2,762)	—
Business segment sales	$30,196	$32,916	$28,043	$(2,552)	$88,603
(1)    Excludes foreign military sales through the U.S. government.

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,850	$6,086	$19,142	$168	$32,246
Foreign military sales through the U.S. government	384	1,528	3,853	—	5,765
Foreign government direct commercial sales	1,242	712	3,361	2	5,317
Commercial aerospace and other commercial sales	17,453	19,738	214	5	37,410
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738
(1)    Excludes foreign military sales through the U.S. government.

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$6,357	$5,206	$19,965	$100	$31,628
Foreign military sales through the U.S. government	304	1,442	3,228	—	4,974
Foreign government direct commercial sales	1,110	515	2,620	4	4,249
Commercial aerospace and other commercial sales (2)	16,523	11,133	407	6	28,069
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Excludes foreign military sales through the U.S. government.
(2)    Includes the reduction in sales from the Powder Metal Matter.

The largest contributor to our Commercial aerospace and other commercial sales is Airbus. Sales to Airbus primarily relate to Pratt & Whitney and Collins products, and prior to discounts and incentives were approximately 14%, 14%, and 17% of total net sales in 2025, 2024, and 2023, respectively. Total net sales in 2023 includes the reduction in sales from the Powder Metal Matter.
Segment sales disaggregated by sales type for the years ended December 31 are as follows:

	2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$21,467	$18,467	$24,063	$174	$64,171
Services	6,118	14,449	3,829	36	24,432
Consolidated net sales	27,585	32,916	27,892	210	88,603
Inter-segment sales	2,611	—	151	(2,762)	—
Business segment sales	$30,196	$32,916	$28,043	$(2,552)	$88,603

	2024
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$20,272	$16,316	$22,872	$152	$59,612
Services	5,657	11,748	3,698	23	21,126
Consolidated net sales	25,929	28,064	26,570	175	80,738
Inter-segment sales	2,355	2	143	(2,500)	—
Business segment sales	$28,284	$28,066	$26,713	$(2,325)	$80,738

	2023
(dollars in millions)	Collins Aerospace	Pratt & Whitney (1)	Raytheon	Other	Total
Products	$19,034	$8,579	$21,847	$111	$49,571
Services	5,260	9,717	4,373	(1)	19,349
Consolidated net sales	24,294	18,296	26,220	110	68,920
Inter-segment sales	1,959	—	130	(2,089)	—
Business segment sales	$26,253	$18,296	$26,350	$(1,979)	$68,920
(1)    Includes the reduction in sales from the Powder Metal Matter.
Raytheon segment sales disaggregated by contract type for the years ended December 31 are as follows:

(dollars in millions)	2025	2024	2023
Fixed-price	$16,647	$14,515	$13,164
Cost-type	11,245	12,055	13,056
Consolidated net sales	27,892	26,570	26,220
Inter-segment sales	151	143	130
Business segment sales	$28,043	$26,713	$26,350

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Senior Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Our management has concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is set forth within Item 8 of this Annual Report on Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to directors, the Audit Committee of the Board of Directors, audit committee financial experts, and the procedures by which our shareowners may recommend nominees to our Board of Directors is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Election of Directors” (including under the subheadings “Nominees” and “How Candidates Are Identified”) and “Corporate Governance” (including under the subheading “Board Committees”).
Information about our Executive Officers
The following persons are executive officers of RTX Corporation:

Name	Title	Other Business Experience Since 1/1/2021	Age as of 2/6/2026

Troy Brunk	President, Collins Aerospace (since July 2024)	President, Mission Systems, Collins Aerospace; President, Avionics, Collins Aerospace; President, Interiors, Collins Aerospace	56

Christopher T. Calio	Chairman (since April 2025), Chief Executive Officer (since May 2024), and President, RTX Corporation (since March 2023)	Chief Operating Officer and Director, RTX Corporation; President, Pratt & Whitney	52

Kevin G. DaSilva	Senior Vice President, Treasurer, RTX Corporation (since April 2020)		62

Shane G. Eddy	President, Pratt & Whitney (since March 2022)	Senior Vice President and Chief Operations Officer, Pratt & Whitney	61

Philip J. Jasper	President, Raytheon (since January 2024)	President, Mission Systems, Collins Aerospace	57

Amy L. Johnson	Senior Vice President, Controller, RTX Corporation (since September 2021)	Vice President, Finance, Pratt & Whitney Commercial Engines	51

Ramsaran Maharajh, Jr.	Executive Vice President and General Counsel, RTX Corporation (since December 2021)	Vice President, Legal, Raytheon Technologies Corporation; Chief of Staff, Office of the Chief Executive Officer, Raytheon Technologies Corporation	54

Neil G. Mitchill, Jr.	Executive Vice President and Chief Financial Officer, RTX Corporation (since April 2021)	Corporate Vice President, Financial Planning & Analysis & Investor Relations, Raytheon Technologies Corporation	50

Dantaya M. Williams	Executive Vice President & Chief Human Resources Officer, RTX Corporation (since June 2020)		51
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
Information concerning Section 16(a) compliance is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Delinquent Section 16(a) Reports.” We have adopted a code of conduct that applies to all our directors, officers, employees, and representatives. Information regarding our Code of Conduct is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Other Important Information” under the heading “Corporate Governance Information, our Code of Conduct and How to Contact the Board.” This code is publicly available on our website at http://www.rtx.com/Our-Company/ethics-and-compliance. Amendments to the code of conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission (SEC) rules will be disclosed on our website. Our Corporate Governance Guidelines and the charters of our Board of Directors’ Audit Committee, Finance Committee, Governance and Public Policy Committee, Human Capital and Compensation Committee, and Special Activities Committee are available on our website at https://www.rtx.com/who-we-are/corporate-governance. These materials may also be requested in print free of charge by writing to our Investor Relations Department at RTX Corporation, 1000 Wilson Blvd., Arlington, VA 22209.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Compensation Discussion & Analysis,” “Compensation of Directors,” “Equity Award Granting Policy,” and “Report of the Human Capital & Compensation Committee.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership of certain beneficial owners and management and the Equity Compensation Plan Information required by Item 12 is incorporated herein by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Share Ownership”.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights ($/share) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareowners	22,606,067 (1)	$89.57	101,179,202 (2)
Equity compensation plans not approved by shareowners	—	—	—
(1)    Consists of shares of RTX Common Stock issuable under the Plan: (i) upon the exercise of outstanding nonqualified stock options; (ii) upon the exercise of outstanding stock appreciation rights (SARs); (iii) pursuant to outstanding restricted stock unit (RSU) awards and performance share unit (PSU) awards, reflecting actual performance for the 2023 PSU award and assuming target-level performance for the 2024 and 2025 PSU awards (up to an additional 1,662,337 shares of RTX Common Stock could be issued if maximum performance is achieved for all metrics); and (iv) upon the settlement of outstanding deferred stock units and RSUs awarded under the RTX Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective October 1, 2023. Under the Plan, each SAR referred to in clause (ii) is exercisable for a number of shares of RTX Common Stock having a value equal to the difference between the market price of RTX on the exercise date and the exercise price. For purposes of determining the total number of shares to be issued in respect of outstanding SARs as reflected in column (a) above, the NYSE closing price for a share of RTX Common Stock on the last trading day of 2025 of $183.40 was used. The weighted-average exercise price of outstanding options, warrants and rights shown in column (b) takes into account only the shares identified in clauses (i) and (ii).
(2)    Represents the maximum number of shares of Common Stock available to be awarded under the Plan as of December 31, 2025. RSUs and PSUs (full-value awards) will reduce the number of shares of Common Stock available for delivery under the Plan in an amount equal to 4.03 times the number of shares subject to the awards. SARs and stock options are not full-value awards and will reduce the number of shares of RTX Common Stock available for delivery under the Plan on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Corporate Governance” (under the subheading “Director Independence”) and “Other Important Information” (under the subheading “Transactions with Related Persons”).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section of our Proxy Statement for the 2026 Annual Meeting of Shareowners titled “Appointment of PricewaterhouseCoopers LLP to Serve as Independent Auditor for 2026,” including the information provided in that section with regard to “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Schedules
(1)    The following financial statements of RTX Corporation, supplemental information, and report of independent registered public accounting firm are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Operations for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheet at December 31, 2025 and 2024
Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
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

10.3
United Technologies Corporation Executive Leadership Group Program, as amended and restated, effective October 15, 2013, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; United Technologies Executive Leadership Group Program, effective April 1, 2019, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2019: and Raytheon Technologies Corporation Executive Leadership Group Program, effective April 3, 2020, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020.

10.4
Schedule of Terms for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.3), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Schedule of Terms of Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.3).

10.5
Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Corporation Executive Leadership Group Program (referred to above in Exhibit 10.3), incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended September 30, 2013; and Form of Award Agreement for Restricted Share Unit Retention Awards relating to the United Technologies Leadership Group Program, effective April 1, 2019 (referred to above in Exhibit 10.3).

10.6
United Technologies Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective as of April 29, 2019, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.7
Retainer Payment Election Form for United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

10.8
Form of Deferred Restricted Stock Unit Award relating to the United Technologies Corporation Board of Directors Deferred Stock Unit Plan (referred to above in Exhibit 10.6), incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2018.

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

10.10
Schedule of Terms for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.9) (Rev. January 2016), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.11
Form of Award Agreement for non-qualified stock option awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.9), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

10.12
Schedule of Terms for stock appreciation rights awards relating to the United Technologies Corporation 2005 Long-Term Incentive Plan (referred to above in Exhibit 10.9) (Rev. January 2016), incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2015.

10.13
Form of Award Agreement for restricted stock unit, performance share unit and stock appreciation rights awards relating to the United Technologies Corporation Long-Term Incentive Plan (referred to above in Exhibit 10.9), incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2016.

10.14
United Technologies Corporation LTIP Performance Share Unit Deferral Plan, relating to the Long-Term Incentive Plan (referred to above in Exhibit 10.9) as amended and restated, effective January 1, 2020, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2020.

10.15
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

10.17
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

10.18
Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2021.

10.19
Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended (referred to above in Exhibit 10.17), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-812) for the quarterly period ended March 31, 2021.

10.20
Rockwell Collins’ Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10-f-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; and Amendment No. 1 to Rockwell Collins’ Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10-f-2 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.21
Rockwell Collins’ 2005 Deferred Compensation Plan, as amended and restated as of June 27, 2017, incorporated by reference to Exhibit 10-f-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended June 30, 2017; Amendment No. 1 to Rockwell Collins’ 2005 Deferred Compensation Plan, incorporated by reference to Exhibit 10-f-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2017; and Amendment No. 2 to Rockwell Collins’ 2005 Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10-f-6 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.22
Rockwell Collins’ Non-Qualified Savings Plan, as amended, incorporated by reference to Exhibit 10-g-2 to Rockwell Collins’ Annual Report on Form 10-K (Commission file number 0001-16445) for the fiscal year ended September 30, 2007; and Amendment No. 1 to Rockwell Collins’ Non-Qualified Savings Plan, incorporated by reference to Exhibit 10-g-2 Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.23
Rockwell Collins’ 2005 Non-Qualified Retirement Savings Plan, as amended and restated as of July 17, 2018, incorporated by reference to Exhibit 10-g-6 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.24
Rockwell Collins’ 2005 Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended June 30, 2012; Amendment No. 1 to Rockwell Collins’ Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-1 to Rockwell Collins’ Quarterly Report on Form 10-Q (Commission file number 0001-16445) for the quarterly period ended December 31, 2015; and Amendment No. 2 to Rockwell Collins’ 2005 Non-Qualified Pension Plan, as amended, incorporated by reference to Exhibit 10-h-3 to Rockwell Collins’ Annual Report on Form 10-K/A (Commission file number 0001-16445) for the fiscal year ended September 30, 2018.

10.25
Amendment dated February 3, 2020, to the terms of certain awards granted under the Company’s Long Term Incentive Plans (referred to above in Exhibits 10.9 and 10.17), by and between United Technologies Corporation and Judy Marks incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission file number 1-812) for the fiscal year ended December 31, 2019.

10.26
Tax Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.27
Employee Matters Agreement, dated as of April 2, 2020, by and among United Technologies Corporation, Otis Worldwide Corporation and Carrier Global Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on April 8, 2020).

10.28
First Amendment to Employee Matters Agreement (referred to above in Exhibit 10.27), dated as of May 22, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on May 29, 2020).

10.29
Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.9 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.30
Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.10 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.31
Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011, incorporated by reference to Exhibit 10.11 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.32
Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013, incorporated by reference to Exhibit 10.12 to Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.33
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

10.34
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

10.35
2023 Schedule of Terms for restricted stock unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.36
2023 Schedule of Terms for performance share unit awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.37
2023 Schedule of Terms for stock appreciation right awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.38
2023 Schedule of Terms for stock option awards relating to the Raytheon Technologies Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

10.39
RTX Corporation 2018 Long-Term Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.40
RTX Corporation Board of Directors Deferred Stock Unit Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.41
RTX Corporation Executive Annual Incentive Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.42
RTX Corporation Performance Share Unit Deferral Plan, as Amended and Restated, effective October 1, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

10.43	Form of ASR Agreements, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.44
Bridge Credit Agreement, dated as of October 24, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on October 25, 2023.

10.45
Term Loan Credit Agreement, dated November 7, 2023, among RTX Corporation, as borrower, the lenders from time to time party thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file number 1-812) filed with the SEC on November 8, 2023.

10.46
2024 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.47
2024 Schedule of Terms for performance share unit awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.48
2024 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.49
2024 Schedule of Terms for stock option awards relating to the RTX Corporation 2018 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.50
RTX Corporation Executive Leadership Group Program, as amended and restated, effective December 19, 2023, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.51
Schedule of Terms for Restricted Stock Unit Retention Award under the RTX Corporation Executive Leadership Group Program, effective January 1, 2024, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

10.52
RTX Corporation Long-Term Incentive Plan, as Amended and Restated as of May 2, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

10.53
RTX Corporation Executive Severance Plan, as Amended and Restated, effective October 18, 2024, incorporated by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.54
2025 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

10.55
2025 Schedule of Terms for performance share unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

10.56
2025 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

10.57
2025 Schedule of Terms for stock option awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

10.58
RTX Corporation Compensation Deferral Plan, as Amended and Restated as of June 1, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

10.59	Amendment, dated October 29, 2025, to the RTX Corporation Long-Term Incentive Plan, as amended and restated as of May 2, 2024 (referred to above in Exhibit 10.52).*

14	Code of Conduct. The RTX Code of Conduct may be accessed via RTX’s website at https://www.rtx.com/who-we-are/ethics-and-compliance.

19
RTX Corporation General Corporate Policy – Securities Trading and Release of Material Nonpublic Information, effective as of October 4, 2021, incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
(Exhibits marked with an asterisk (*) are filed electronically herewith.)
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	February 6, 2026	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	February 6, 2026	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Senior Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER T. CALIO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 6, 2026
(Christopher T. Calio)

/s/ NEIL G. MITCHILL, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2026
(Neil G. Mitchill, Jr.)

/s/ AMY L. JOHNSON	Senior Vice President and Controller (Principal Accounting Officer)	February 6, 2026
(Amy L. Johnson)

/s/ TRACY A. ATKINSON *	Director	February 6, 2026
(Tracy A. Atkinson)

/s/ LEANNE G. CARET *	Director	February 6, 2026
(Leanne G. Caret)

/s/ BERNARD A. HARRIS, JR.*	Director	February 6, 2026
(Bernard A. Harris, Jr.)

/s/ GEORGE R. OLIVER *	Director	February 6, 2026
(George R. Oliver)

/s/ ELLEN M. PAWLIKOWSKI *	Director	February 6, 2026
(Ellen M. Pawlikowski)

/s/ DENISE L. RAMOS *	Director	February 6, 2026
(Denise L. Ramos)

/s/ FREDRIC G. REYNOLDS *	Director	February 6, 2026
(Fredric G. Reynolds)

/s/ BRIAN C. ROGERS *	Director	February 6, 2026
(Brian C. Rogers)

/s/ JAMES A. WINNEFELD, JR. *	Director	February 6, 2026
(James A. Winnefeld, Jr.)

/s/ ROBERT O. WORK *	Director	February 6, 2026
(Robert O. Work)

*By:	/s/ RAMSARAN MAHARAJH, JR.
Ramsaran Maharajh, Jr. Executive Vice President and General Counsel
Date: February 6, 2026