Form 10-Q
period 2026-03-31
RTX Corp
filed 2026-04-21
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
At March 31, 2026, there were 1,346,683,428 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2026	2025
Net Sales:
Products sales	$15,765	$14,591
Services sales	6,311	5,715
Total net sales	22,076	20,306
Costs and Expenses:
Cost of sales - products	13,000	12,283
Cost of sales - services	4,482	3,907
Research and development	627	637
Selling, general, and administrative	1,476	1,448
Total costs and expenses	19,585	18,275
Other income, net	64	4
Operating profit	2,555	2,035
Non-operating expense (income), net:
Non-service pension income	(355)	(366)
Interest expense, net	390	443
Total non-operating expense, net	35	77
Income before income taxes	2,520	1,958
Income tax expense	363	333
Net income	2,157	1,625
Less: Noncontrolling interest in subsidiaries’ earnings	98	90
Net income attributable to common shareowners	$2,059	$1,535

Earnings Per Share attributable to common shareowners:
Basic	$1.53	$1.15
Diluted	1.51	1.14
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net income	$2,157	$1,625
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(133)	499
Pension and postretirement benefit plans adjustments	(27)	(75)
Change in unrealized cash flow hedging	(85)	144
Other comprehensive (loss) income, before tax	(245)	568
Income tax benefit (expense) related to items of other comprehensive (loss) income	18	(20)
Other comprehensive (loss) income, net of tax	(227)	548
Comprehensive income	1,930	2,173
Less: Comprehensive income attributable to noncontrolling interest	98	90
Comprehensive income attributable to common shareowners	$1,832	$2,083
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$6,818	$7,435
Accounts receivable, net	12,945	14,701
Contract assets, net	18,070	17,092
Inventory, net	14,153	13,364
Other assets, current	8,023	7,740
Total current assets	60,009	60,332
Customer financing assets	2,041	2,132
Fixed assets	35,681	35,335
Accumulated depreciation	(18,839)	(18,467)
Fixed assets, net	16,842	16,868
Operating lease right-of-use assets	1,773	1,887
Goodwill	53,276	53,343
Intangible assets, net	31,482	31,845
Other assets	5,008	4,672
Total assets	$170,431	$171,079
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$226	$204
Accounts payable	15,979	15,895
Accrued employee compensation	2,004	3,308
Other accrued liabilities	14,217	14,350
Contract liabilities	21,940	21,615
Long-term debt currently due	4,213	3,412
Total current liabilities	58,579	58,784
Long-term debt	32,974	34,288
Operating lease liabilities, non-current	1,522	1,602
Future pension and postretirement benefit obligations	2,015	2,067
Other long-term liabilities	7,307	7,200
Total liabilities	102,397	103,941
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	37	36
Shareowners’ Equity:
Common stock	38,178	38,126
Treasury stock	(26,814)	(26,881)
Retained earnings	57,861	56,718
Accumulated other comprehensive loss	(2,945)	(2,718)
Total shareowners’ equity	66,280	65,245
Noncontrolling interest	1,717	1,857
Total equity	67,997	67,102
Total liabilities, redeemable noncontrolling interest, and equity	$170,431	$171,079
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$2,157	$1,625
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,071	1,052
Deferred income tax provision	26	67
Stock compensation cost	132	111
Net periodic pension and other postretirement income	(313)	(324)
Share-based 401(k) matching contributions	192	167
Change in:
Accounts receivable	1,823	(372)
Contract assets	(979)	(706)
Inventory	(813)	(813)
Other current assets	(469)	(125)
Accounts payable and accrued liabilities	(1,155)	397
Contract liabilities	94	373
Other operating activities, net	89	(147)
Net cash flows provided by operating activities	1,855	1,305
Investing Activities:
Capital expenditures	(546)	(513)
Increase in other intangible assets	(98)	(104)
Receipts (payments) from settlements of derivative contracts, net	72	(47)
Other investing activities, net	(36)	(14)
Net cash flows used in investing activities	(608)	(678)
Financing Activities:
Repayment of long-term debt	(500)	(9)
Dividends paid	(915)	(840)
Repurchase of common stock	—	(50)
Other financing activities, net	(425)	(157)
Net cash flows used in financing activities	(1,840)	(1,056)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	16
Net decrease in cash, cash equivalents, and restricted cash	(599)	(413)
Cash, cash equivalents, and restricted cash, beginning of period	7,470	5,606
Cash, cash equivalents, and restricted cash, end of period	6,871	5,193
Less: Restricted cash, included in Other assets, current and Other assets	53	36
Cash and cash equivalents, end of period	$6,818	$5,157
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended March 31,
(dollars in millions, except per share amounts; shares in thousands)	2026	2025
Equity beginning balance	$67,102	$61,923
Common Stock
Beginning balance	38,126	37,434
Common stock plans activity	(73)	7
Share-based 401(k) matching contributions	125	74
Ending balance	38,178	37,515
Treasury Stock
Beginning balance	(26,881)	(27,112)
Share-based 401(k) matching contributions	67	93
Common stock repurchased	—	(50)
Ending balance	(26,814)	(27,069)
Retained Earnings
Beginning balance	56,718	53,589
Net income attributable to common shareholders	2,059	1,535
Dividends on common stock	(877)	(803)
Dividends on ESOP common stock	(38)	(37)
Other	(1)	(7)
Ending balance	57,861	54,277
Accumulated Other Comprehensive Loss
Beginning balance	(2,718)	(3,755)
Other comprehensive (loss) income, net of tax	(227)	548
Ending balance	(2,945)	(3,207)
Noncontrolling Interest
Beginning balance	1,857	1,767
Net income	98	90
Less: Redeemable noncontrolling interest net income	—	(2)
Dividends attributable to noncontrolling interest	(238)	(64)
Ending balance	1,717	1,791
Equity at March 31	$67,997	$63,307
Supplemental share information
Shares of common stock issued under employee plans, net	3,437	2,903
Shares of common stock repurchased	—	396
Treasury shares reissued related to 401(k) matching contributions	959	1,323
Dividends declared per share of common stock	$0.680	$0.630
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at March 31, 2026 and for the quarters ended March 31, 2026 and 2025 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2025 Annual Report on Form 10-K.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the quarters ended March 31, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of March 29, 2026 and March 30, 2025, respectively.
Note 2: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the quarter ended March 31, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of March 31, 2026
Collins Aerospace	$32,776	$—	$(68)	$32,708
Pratt & Whitney	1,563	—	—	1,563
Raytheon	18,987	—	1	18,988
Total Segments	53,326	—	(67)	53,259
Eliminations and other	17	—	—	17
Total	$53,343	$—	$(67)	$53,276
Intangible Assets. Identifiable intangible assets are comprised of the following:

	March 31, 2026		December 31, 2025
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,263	$(2,456)	$6,234	$(2,374)
Exclusivity assets	4,085	(269)	3,980	(258)
Developed technology and other	1,195	(775)	1,192	(758)
Customer relationships	29,327	(14,365)	29,338	(13,989)
	40,870	(17,865)	40,744	(17,379)
Indefinite-lived:
Trademarks and other	8,477	—	8,480	—
Total	$49,347	$(17,865)	$49,224	$(17,379)
Amortization of intangible assets for the quarters ended March 31, 2026 and 2025 was $494 million and $501 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2026 through 2031:

(dollars in millions)	Remaining 2026	2027	2028	2029	2030	2031
Amortization expense	$1,468	$1,911	$1,793	$1,634	$1,602	$1,523

Note 3: Earnings Per Share

	Quarter Ended March 31,
(dollars and shares in millions, except per share amounts)	2026	2025
Net income attributable to common shareowners	$2,059	$1,535
Basic weighted average number of shares outstanding	1,348.0	1,337.1
Stock awards and equity units (share equivalent)	16.6	14.7
Diluted weighted average number of shares outstanding	1,364.6	1,351.8
Earnings Per Share attributable to common shareowners:
Basic	$1.53	$1.15
Diluted	1.51	1.14
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarters ended March 31, 2026 and 2025, the number of stock awards excluded from the computation was 2.2 million and 3.2 million, respectively.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2026	2025
Total net sales	$(30)	$(46)
Operating profit	(162)	(158)
Net income attributable to common shareowners (1)	(128)	(125)
Diluted earnings per share attributable to common shareowners (1)	$(0.09)	$(0.09)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 5: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
Accounts receivable	$13,293	$15,041
Allowance for expected credit losses	(348)	(340)
Total accounts receivable, net	$12,945	$14,701
Note 6: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Contract assets	$18,467	$17,768
Allowance for expected credit losses	(397)	(676)
Contract assets, net	18,070	17,092
Contract liabilities	(21,940)	(21,615)
Net contract liabilities	$(3,870)	$(4,523)
Contract assets, net increased $1.0 billion during the quarter ended March 31, 2026 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney. The allowance for expected credit losses decreased $0.3 billion in the quarter ended March 31, 2026, primarily driven by a write-off related to unrecoverable contract assets reserved in a prior year. Contract liabilities increased $0.3 billion during the quarter ended March 31, 2026 primarily due to advances received and billings in excess of sales on certain contracts at Pratt & Whitney. We recognized revenue of $3.6 billion during the quarter ended March 31, 2026 related to contract liabilities outstanding as of January 1, 2026 and recognized revenue of $3.0 billion during the quarter ended March 31, 2025, related to contract liabilities outstanding as of January 1, 2025.
Note 7: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
Raw materials	$4,976	$4,673
Work-in-process	4,945	4,554
Finished goods	4,232	4,137
Total inventory, net	$14,153	$13,364
Note 8: Borrowings and Lines of Credit
As of March 31, 2026, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2026, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2026 and December 31, 2025, we had no commercial paper borrowings outstanding.
We made the following repayment of long-term debt during the quarter ended March 31, 2026:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2026	5.000% notes due 2026	$500
Long-term debt consisted of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
5.000% notes due 2026 (1)	$—	$500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	900	900
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	580	587
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000

(dollars in millions)	March 31, 2026	December 31, 2025
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	143	146
Total principal long-term debt	37,267	37,777
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(80)	(77)
Total long-term debt	37,187	37,700
Less: current portion	4,213	3,412
Long-term debt, net of current portion	$32,974	$34,288
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of March 31, 2026 is approximately 12 years.
Note 9: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Defined contribution plans	$463	$401
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	March 31, 2026	December 31, 2025
Non-current pension assets (included in Other assets)	$2,635	$2,339
Current pension and PRB liabilities (included in Accrued employee compensation)	227	228
Future pension and postretirement benefit obligations	2,015	2,067
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	March 31, 2026	December 31, 2025
Non-current pension liabilities	$1,459	$1,510
Non-current PRB liabilities	486	501
Other pension and PRB related items	70	56
Future pension and postretirement benefit obligations	$2,015	$2,067

The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Operating expense
Service cost	$41	$42
Non-operating expense
Interest cost	505	583
Expected return on plan assets	(836)	(917)
Amortization of prior service credit	(32)	(39)
Recognized actuarial net loss	11	5
Net settlement, curtailment, and special termination benefit gain	(4)	—
Non-service pension income	(356)	(368)
Total net periodic pension income	$(315)	$(326)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Marketable securities held in trusts	$694	$750
Note 10: Income Taxes
Our effective tax rate for the quarter ended March 31, 2026 was 14.4%, as compared to 17.0% for the quarter ended March 31, 2025.
The lower effective tax rate for the quarter ended March 31, 2026 compared to March 31, 2025 was primarily driven by a higher tax benefit from stock based compensation in the current quarter as well as a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income (FDDEI) benefit from the U.S. tax legislation enacted in 2025.
We conduct business globally and, as a result, RTX or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, India, Poland, Singapore, Switzerland, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2014.
In connection with certain Internal Revenue Service (IRS) audits, the Company has previously filed protests with respect to certain IRS proposed adjustments for RTX (formerly United Technologies Corporation) tax years 2017 and 2018, pre-acquisition Rockwell Collins tax years 2016, 2017, and 2018, and pre-merger Raytheon Company tax years 2017, 2018, and 2019 as well as certain refund claims of Raytheon Company for tax years 2014, 2015, and 2016 filed prior to the Raytheon merger. The Company is in the process of disputing these adjustments at the Appeals Division of the IRS. The Company currently expects resolution at the Appeals Division for the RTX, Rockwell, and Raytheon Company protests within the next twelve to eighteen months.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $26 billion at March 31, 2026 and December 31, 2025.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$293	$357
	Other accrued liabilities	217	254
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$10	$79
	Other accrued liabilities	94	11
At March 31, 2026, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
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
As of March 31, 2026, a portion of our €500 million euro-denominated long-term debt was designated as a net investment hedge against our investments in European businesses.
The effect of cash flow hedging and net investment hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters ended March 31, 2026 and 2025 are presented in “Note 16: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
The effect of derivatives not designated as hedging instruments and related items is included within Other income, net, on the Condensed Consolidated Statement of Operations and is not significant. Cash receipts or payments related to the settlement of derivatives not designated as hedging instruments are recorded as investing cash flows within the Condensed Consolidated Statement of Cash Flows.
Note 12: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 31, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$694	$620	$74	$—
Derivative assets	303	—	303	—
Derivative liabilities	311	—	311	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$750	$676	$74	$—
Derivative assets	436	—	436	—
Derivative liabilities	265	—	265	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.

As of March 31, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$37,116	$34,572	$37,627	$35,733
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$34,572	$—	$33,639	$933

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$35,733	$—	$34,800	$933
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

(dollars in millions)	March 31, 2026	December 31, 2025
Current assets	$14,268	$14,703
Non-current assets	1,222	1,191
Total assets	$15,490	$15,894
Current liabilities	$16,227	$16,265
Non-current liabilities	104	116
Total liabilities	$16,331	$16,381
Note 14: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2062. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of March 31, 2026 and December 31, 2025, the following financial guarantees were outstanding:

	March 31, 2026		December 31, 2025
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$68	$—	$106	$—
Third party guarantees	247	—	248	—
We have made residual value and other guarantees related to various commercial aerospace customer financing arrangements. The estimated fair market values of the guaranteed assets equal or exceed the value of the related guarantees.
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the quarters ended March 31, 2026 and 2025 were as follows:

(dollars in millions)	2026	2025
Balance as of January 1	$1,035	$993
Warranties and performance guarantees issued	48	80
Settlements	(65)	(52)
Other	(1)	2
Balance as of March 31	$1,017	$1,023
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both March 31, 2026 and December 31, 2025, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13 billion as of both March 31, 2026 and December 31, 2025, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.

We also have other contractual commitments to make payments to secure certain contractual rights to provide product on new aircraft platforms. The estimated amount and timing of these payments are generally based on future sales or engine flight hours. Payments made on these contractual commitments are included within intangible assets as exclusivity assets and are amortized over the term of underlying economic benefit. We have entered into certain collaboration arrangements, which may include participation by our collaboration partners in these commitments. In addition, in connection with our 2012 agreement to acquire Rolls-Royce’s ownership and collaboration interests in IAE, additional payments are due to Rolls-Royce contingent upon each hour flown through June 2027 by the V2500-powered aircraft in service as of the acquisition date. These flight hour payments will be capitalized as collaboration intangible assets as payments are made.
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual and other obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.1 billion as of March 31, 2026.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2026, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $14 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
Government Oversight. In the ordinary course of business, the Company and its subsidiaries and our properties are subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. For example, we are now, and believe that, in light of the current U.S. government contracting and overall enforcement environment, we will continue to be the subject of one or more U.S. government investigations. Our contracts with the U.S. government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the U.S. Department of War (DoW) and other departments and agencies, the Government Accountability Office (GAO), the Department of Justice (DOJ), and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil, or criminal liabilities, including the imposition of repayment obligations, fines, treble or other damages, forfeitures, disgorgement, restitution, or penalties, the suspension of government export licenses, and/or suspension or debarment from future U.S. government contracting. They could also result in deferred prosecution agreements, administrative orders, consent agreements, guilty plea agreements, and/or imposition of an independent compliance monitor. U.S. government investigations often take years to complete. In particular, in 2024 the Company entered into a deferred prosecution agreement (DPA) (DPA-1) with the DOJ and the Company settled an administrative proceeding with the Securities and Exchange Commission (SEC) (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, Thales-Raytheon Systems (TRS), in connection with certain Middle East contracts since 2012 (Thales-Raytheon Systems and Related Matters). The Company also entered into a DPA (DPA-2) and a False Claims Act (FCA) settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013 and in 2017 (DOJ Investigation and Contract Pricing Disputes).
Under these DPAs and the SEC Administrative Order, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under the DPAs and the SEC Administrative Order, and that monitor was engaged in April 2026. In 2024, the Company also resolved certain voluntarily disclosed export controls violations primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, including certain violations that were resolved pursuant to a Consent Agreement (CA) with the Department of State (DOS). The CA, which has a three-year term, requires the Company to implement remedial compliance measures and to conduct an external audit of the Company’s International Traffic in Arms Regulations (ITAR) compliance program. The CA also requires appointment of an external, independent Special Compliance Officer (SCO). The Company appointed its SCO on September 27, 2024.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At March 31, 2026 and December 31, 2025, we had other accrued liabilities of $0.5 billion and $0.7 billion, respectively, related to expected compensation to customers. The decrease in the accrual during the quarter ended March 31, 2026 was primarily due to customer compensation in the form of credits issued to customers during the period.

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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.5 billion at March 31, 2026). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($437 million at March 31, 2026). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($216 million at March 31, 2026). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the government filed an appeal to the United States Court of Appeals for the Federal Circuit (CAFC). On December 5, 2025, the CAFC issued an opinion which dismissed in part the government’s appeal for lack of jurisdiction, reversed in part the ASBCA’s November 22, 2021 decision with respect to the enforceability of a provision within a 2006 agreement between DCMA and Pratt & Whitney, and remanded the case to the ASBCA for further proceedings. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($195 million at March 31, 2026). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($112 million at March 31, 2026). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
Thales-Raytheon Systems and Related Matters
As previously disclosed, on October 15, 2024, Raytheon Company entered into DPA-1 with the DOJ and on October 16, 2024, the Company became subject to an administrative order issued by the SEC (the SEC Administrative Order) to resolve the previously disclosed criminal and civil government investigations into payments made by Raytheon Company and its joint venture, TRS, since 2012 in connection with certain Middle East contracts. Pursuant to DPA-1, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to one count of conspiracy to violate the anti-bribery provisions of the FCPA and one count of conspiracy to violate the AECA by failing to make related disclosures of certain payments that qualified as fees, commissions, and/or political contributions under Part 130 of ITAR. If Raytheon Company and the Company fully comply with all of their respective obligations under DPA-1 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. Under DPA-1, the SEC Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, Raytheon Company and the Company are required, to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-1, the SEC Administrative Order, and DPA-2 discussed in “DOJ Investigation and Contract Pricing Disputes” below, and that monitor was engaged in April 2026. During the fourth quarter of 2024, the Company paid $384 million in the aggregate for DPA-1 and the SEC Administrative Order which was consistent with amounts accrued. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
DOJ Investigation and Contract Pricing Disputes
As previously disclosed, on October 16, 2024, Raytheon Company entered into DPA-2 and a FCA settlement agreement with the DOJ to resolve previously disclosed criminal and civil government investigations into defective pricing claims for certain legacy Raytheon Company contracts entered into between 2011 and 2013, and in 2017. Pursuant to DPA-2, among other terms, the DOJ will defer, for a period of three years, criminal prosecution of Raytheon Company related to two counts of major fraud against the United States by Raytheon Company involving two legacy contracts. If Raytheon Company and the Company fully comply with all of their respective obligations in DPA-2 during its three-year term (commencing on the effective date of DPA-1 and ending three years from the date on which the monitor is engaged), the DOJ will move for dismissal with prejudice of the deferred charges against Raytheon Company. Under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations (for a term commencing on the effective date of DPA-1 and the SEC Administrative Order, as applicable, and ending three years from the date on which Raytheon Company and the Company engage an independent compliance monitor satisfactory to the DOJ and SEC). A single independent compliance monitor was selected to oversee Raytheon Company’s and the Company’s compliance with their respective obligations under DPA-2 as well as DPA-1 and the SEC Administrative Order discussed in “Thales-Raytheon Systems and Related Matters” above, and that monitor was engaged in April 2026. During the fourth quarter of 2024, the Company paid $580 million in the aggregate for DPA-2 and the FCA Settlement Agreement which was consistent with amounts accrued plus interest. The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million paid in August 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have $218 million accrued in the aggregate as of March 31, 2026 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Note 16: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters ended March 31, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended March 31, 2026
Balance at December 31, 2025	$492	$(3,304)	$94	$(2,718)
Other comprehensive loss before reclassifications, net	(133)	(3)	(69)	(205)
Amounts reclassified, pre-tax	—	(24)	(16)	(40)
Tax (expense) benefit	(4)	7	15	18
Balance at March 31, 2026	$355	$(3,324)	$24	$(2,945)
(1)The amount of foreign currency translation recognized in Other Comprehensive (Loss) Income (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 11: Financial Instruments”.

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
(1)The amount of foreign currency translation recognized in OCI includes gains (losses) relating to net investment hedges, as further discussed in “Note 11: Financial Instruments”.
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
Results for the quarters ended March 31, 2026 and 2025 are as follows:

	2026
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,602	$(295)	$(6,000)	$1,307	17.2%
Pratt & Whitney	8,173	(220)	(7,243)	710	8.7%
Raytheon	6,945	(114)	(5,990)	841	12.1%
Total segment	22,720	$(629)	$(19,233)	2,858	12.6%
Eliminations and other (2)	(644)			38
Corporate expenses and other unallocated items	—			(42)
FAS/CAS operating adjustment	—			172
Acquisition accounting adjustments	—			(471)
Consolidated	$22,076			$2,555	11.6%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,217	$(313)	$(5,816)	$1,088	15.1%
Pratt & Whitney	7,366	(229)	(6,557)	580	7.9%
Raytheon	6,340	(98)	(5,564)	678	10.7%
Total segment	20,923	$(640)	$(17,937)	2,346	11.2%
Eliminations and other (2)	(617)			12
Corporate expenses and other unallocated items	—			(38)
FAS/CAS operating adjustment	—			185
Acquisition accounting adjustments	—			(470)
Consolidated	$20,306			$2,035	10.0%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.
Capital Expenditures and Depreciation and Amortization segment information for the quarters ended March 31, 2026 and 2025 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$155	$112	$231	$217
Pratt & Whitney	174	153	200	194
Raytheon	171	225	127	131
Total segment	500	490	558	542
Corporate, eliminations, and other	46	23	26	21
Acquisition accounting adjustments			487	489
Consolidated	$546	$513	$1,071	$1,052
Total assets by segment are as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Collins Aerospace (1)	$71,527	$71,680
Pratt & Whitney (1)	51,630	52,482
Raytheon (1)	45,123	44,795
Total segment	168,280	168,957
Corporate, eliminations, and other	2,151	2,122
Consolidated	$170,431	$171,079
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

Segment sales disaggregated by geographic region based on customer location for the quarters ended March 31, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,679	$3,603	$4,578	$53	$11,913	$3,348	$3,418	$4,447	$53	$11,266
Europe	1,748	1,939	1,193	2	4,882	1,730	1,839	843	1	4,413
Asia Pacific	834	1,399	571	—	2,804	826	1,241	525	—	2,592
Middle East and North Africa	200	243	487	—	930	239	175	434	—	848
Other regions	473	989	85	—	1,547	444	692	51	—	1,187
Consolidated net sales	6,934	8,173	6,914	55	22,076	6,587	7,365	6,300	54	20,306
Inter-segment sales	668	—	31	(699)	—	630	1	40	(671)	—
Business segment sales	$7,602	$8,173	$6,945	$(644)	$22,076	$7,217	$7,366	$6,340	$(617)	$20,306
Segment sales disaggregated by type of customer for the quarters ended March 31, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,717	$1,673	$4,528	$52	$7,970	$1,659	$1,585	$4,435	$53	$7,732
Foreign military sales through the U.S. government	135	411	1,235	—	1,781	116	379	976	—	1,471
Foreign government direct commercial sales	266	180	1,100	1	1,547	327	148	876	1	1,352
Commercial aerospace and other commercial sales	4,816	5,909	51	2	10,778	4,485	5,253	13	—	9,751
Consolidated net sales	6,934	8,173	6,914	55	22,076	6,587	7,365	6,300	54	20,306
Inter-segment sales	668	—	31	(699)	—	630	1	40	(671)	—
Business segment sales	$7,602	$8,173	$6,945	$(644)	$22,076	$7,217	$7,366	$6,340	$(617)	$20,306
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by sales type for the quarters ended March 31, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,424	$4,288	$6,006	$47	$15,765	$5,110	$4,032	$5,406	$43	$14,591
Services	1,510	3,885	908	8	6,311	1,477	3,333	894	11	5,715
Consolidated net sales	6,934	8,173	6,914	55	22,076	6,587	7,365	6,300	54	20,306
Inter-segment sales	668	—	31	(699)	—	630	1	40	(671)	—
Business segment sales	$7,602	$8,173	$6,945	$(644)	$22,076	$7,217	$7,366	$6,340	$(617)	$20,306
Raytheon segment sales disaggregated by contract type for the quarters ended March 31, 2026 and 2025 are as follows:

(dollars in millions)	2026	2025
Fixed-price	$4,062	$3,605
Cost-type	2,852	2,695
Consolidated net sales	6,914	6,300
Inter-segment sales	31	40
Business segment sales	$6,945	$6,340
Note 18: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $271 billion as of March 31, 2026. Of the total RPO as of March 31, 2026, we expect approximately 25%

will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 19: Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, the standard requires the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. Early adoption is permitted. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Other new pronouncements issued but not effective until after March 31, 2026 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters ended March 31, 2026 and 2025, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated April 21, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of March 31, 2026, and the related condensed consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the three-month periods ended March 31, 2026 and 2025, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 21, 2026

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the quarters ended March 31, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of March 29, 2026 and March 30, 2025, respectively.
The current status of significant factors affecting our business environment in 2026 is discussed below. For additional discussion, refer to the “Business Overview” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2025 Annual Report on Form 10-K.
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
Our defense operations are affected by U.S. Department of War (DoW) budget and spending levels, changes in demand, changes in policy positions or priorities, the domestic and global political and economic environment, and the evolving nature of the global and national security threat environment. In addition, our defense businesses engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by and carried out at the direction of, the U.S. government. Changes in these budget and spending levels, policies, or priorities, which are subject to U.S. domestic and foreign geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions, or other restrictions.
Other Matters
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions or priorities, including changes in DoW policies or priorities, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, levels of air travel, the financial condition of commercial airlines, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Legal Matters. As previously disclosed and described further in “Note 15: Commitments and Contingencies”, within Item 1 of this Form 10-Q under the headings “Thales-Raytheon Systems and Related Matters,” “DOJ Investigation and Contract Pricing Disputes,” and “Trade Compliance Matters”, in 2024 the Company resolved several outstanding legal matters.
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
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, certain countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. In February 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. were unauthorized. The Company is the importer of record for certain products that were previously subject to tariffs under IEEPA and paid approximately $0.5 billion of IEEPA tariffs since their inception. The U.S. Court of International Trade (CIT) has ordered the U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. The administrative process for seeking refunds of IEEPA tariffs previously paid remains under development and the CIT’s order may be subject to U.S. government challenge. Accordingly, there is uncertainty regarding our ability to obtain refunds for IEEPA tariffs previously paid, and as such we have not recorded an anticipated recovery of IEEPA tariffs paid as of March 31, 2026. We will continue to monitor developments, including actions by the CIT and CBP to establish and execute on a refund process and take appropriate actions when or if they become available. Further, following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various available regimes.
We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for the quarter ended March 31, 2026, reflect our best estimate of the impact of the tariffs then in effect. As the duration, extent and enforceability of the tariffs and counter tariffs in effect remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the enforceability of tariffs and counter-tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget, Tax Legislation and Executive Orders. On February 3, 2026, Congress passed and the President signed a spending package to end a U.S. government shutdown. The spending package funds the majority of the government through the end of the government’s fiscal year.
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
Geopolitical Matters. In response to Russia’s invasion of Ukraine, the U.S. government and the governments of various jurisdictions in which we operate, have imposed broad economic sanctions and export controls targeting specific industries, entities, and individuals in Russia. The Russian government has implemented similar counter-sanctions and export controls, including targeting certain members of the Company’s management team and Board of Directors. Similarly, in February 2023, China announced sanctions against Raytheon Missiles & Defense (RMD) (a former RTX business segment which became part of the Raytheon business during the third quarter of 2023), and previously announced it may take measures against RTX, in connection with certain foreign military sales to Taiwan. Since that time, China has announced additional sanctions against the Raytheon business and a Collins joint venture. We do not currently expect these measures to have a material adverse effect on our financial results, but we will continue to monitor future developments, including additional measures that could adversely affect the Company and/or our supply chain, business partners, or customers.
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
We continue to closely monitor impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to the conflict in Iran and increased regional instability and tensions. RTX has employees, facilities, and operations in the Middle East and we reassess operations regularly, based upon the security situation. Our and our suppliers’ operations in the region have not been impacted in any material respect, although we could experience future delivery delays of certain products as the conflict continues. We also continue to monitor uncertainties related to energy costs and availability, and associated impacts to our commercial airline customers. Given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2025 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2026.
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
Net Sales

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net sales	$22,076	$20,306
The factors contributing to the change year-over-year in total net sales for the quarter ended March 31, 2026 are as follows:

(dollars in millions)	Quarter Ended March 31, 2026
Organic (1)	$2,077
Acquisitions and divestitures, net	(370)
Other	63
Total change	$1,770
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $2.1 billion organically in the quarter ended March 31, 2026, primarily due to higher organic net sales of $0.8 billion at Pratt & Whitney, $0.7 billion at Collins, and $0.6 billion at Raytheon.

The decrease in net sales due to Acquisitions and divestitures, net of $0.4 billion for the quarter ended March 31, 2026 was driven by divestitures within our Collins segment of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
See “Segment Review” below for further information by segment.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Net Sales
Products	$15,765	$14,591	71.4%	71.9%
Services	6,311	5,715	28.6%	28.1%
Total net sales	$22,076	$20,306	100%	100%
Refer to “Note 17: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $1.2 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 primarily due to increases in external products sales of $0.6 billion at Raytheon, $0.3 billion at Pratt & Whitney, and $0.3 billion at Collins.
Net services sales increased $0.6 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 primarily due to increases in external services sales of $0.6 billion at Pratt & Whitney.
Our sales to major customers were as follows:

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Sales to the U.S. government (1)	$7,970	$7,732	36.1%	38.1%
Foreign military sales through the U.S. government	1,781	1,471	8.1%	7.2%
Foreign government direct commercial sales	1,547	1,352	7.0%	6.7%
Commercial aerospace and other commercial sales	10,778	9,751	48.8%	48.0%
Total net sales	$22,076	$20,306	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Total cost of sales	$17,482	$16,190
Percentage of net sales	79.2%	79.7%
The factors contributing to the change year-over-year in total cost of sales for the quarter ended March 31, 2026 are as follows:

(dollars in millions)	Quarter Ended March 31, 2026
Organic (1)	$1,590
Acquisitions and divestitures, net	(326)
Restructuring	(73)
FAS/CAS operating adjustment	12
Other	89
Total change	$1,292
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Total cost of sales increased $1.6 billion organically for the quarter ended March 31, 2026, primarily driven by the organic net sales increases at Raytheon, Pratt & Whitney, and Collins noted above.

The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.3 billion for the quarter ended March 31, 2026, was driven by the divestitures within our Collins segment of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
Other cost of sales increased $0.1 billion in the quarter ended March 31, 2026, primarily driven by unfavorable foreign exchange rate impacts.
The decrease in restructuring costs in the quarter ended March 31, 2026, relates primarily to higher workforce reductions initiated in the quarter ended March 31, 2025 at Collins.
For discussion on FAS/CAS operating adjustment, see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended March 31,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Cost of sales
Products	$13,000	$12,283	58.9%	60.5%
Services	4,482	3,907	20.3%	19.2%
Total cost of sales	$17,482	$16,190	79.2%	79.7%
Net products cost of sales increased $0.7 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, primarily driven by increases in external products cost of sales at Raytheon, Pratt & Whitney, and Collins, each driven by the products sales changes noted above.
Net services cost of sales increased $0.6 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, primarily due to increases in external services cost of sales at Pratt & Whitney, driven by the services sales changes noted above.

Research and Development

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Company-funded	$627	$637
Percentage of net sales	2.8%	3.1%
Customer-funded (1)	$1,228	$1,200
Percentage of net sales	5.6%	5.9%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
Selling, General, and Administrative

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Selling, general, and administrative	$1,476	$1,448
Percentage of net sales	6.7%	7.1%
Selling, general, and administrative expenses increased for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, primarily driven by increased employee compensation costs, partially offset by lower restructuring costs.
Other Income, Net

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Other income, net	$64	$4
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.

The increase in Other income, net of $0.1 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, was primarily due to gains related to the increase in fair value on investments in the quarter ended March 31, 2026.
Operating Profit

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Operating profit	$2,555	$2,035
Operating profit margin	11.6%	10.0%
The increase in Operating profit of $0.5 billion for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 was primarily driven by an increase in the organic operating performance of our segments of approximately $0.4 billion and a decrease in restructuring charges of $0.1 billion.
Non-service Pension Income

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Non-service pension income	$(355)	$(366)
Interest Expense, Net

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Interest expense	$406	$502
Interest income	(24)	(51)
Other non-operating expense (income) (1)	8	(8)
Interest expense, net	$390	$443
Average interest expense rate	4.5%	4.5%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
The decrease in Interest expense of $0.1 billion for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, was primarily driven by long-term debt repayments.
Income Taxes

	Quarter Ended March 31,
	2026	2025
Effective income tax rate	14.4%	17.0%
The lower effective tax rate for the quarter ended March 31, 2026 compared to quarter ended March 31, 2025 was primarily driven by a higher tax benefit from stock based compensation in the current quarter as well as a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income (FDDEI) benefit from the U.S. tax legislation enacted in 2025.
Net Income Attributable to Common Shareowners

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2026	2025
Net income attributable to common shareowners	$2,059	$1,535
Diluted earnings per share	$1.51	$1.14
Net income attributable to common shareowners for the quarter ended March 31, 2026 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.27.
Net income attributable to common shareowners for the quarter ended March 31, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.27; and
•restructuring charges of $0.1 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.07.

SEGMENT REVIEW
Our operations, for the periods presented herein, are classified into three principal segments: Collins, Pratt & Whitney, and Raytheon. Segments are generally based on the management structure of the businesses and the grouping of similar operations, based on capabilities and technologies, where each management organization has general operating autonomy over diversified products and services. Total segment net sales and segment operating profit include intercompany sales and profit, which are ultimately eliminated within Eliminations and other, which also includes certain smaller non-reportable segments. Segment Operating Profit excludes certain acquisition accounting adjustments, the FAS/CAS operating adjustment, and certain corporate expenses, as further discussed below.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Collins Aerospace	$7,602	$7,217
Pratt & Whitney	8,173	7,366
Raytheon	6,945	6,340
Total segment	22,720	20,923
Eliminations and other (1)	(644)	(617)
Consolidated	$22,076	$20,306
(1)    Includes the operating results of certain smaller operations.
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Collins Aerospace	$1,307	$1,088
Pratt & Whitney	710	580
Raytheon	841	678
Total segment	2,858	2,346
Eliminations and other (1)	38	12
Corporate expenses and other unallocated items	(42)	(38)
FAS/CAS operating adjustment	172	185
Acquisition accounting adjustments	(471)	(470)
Consolidated	$2,555	$2,035
(1)    Includes the operating results of certain smaller operations.
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

We had the following net EAC adjustments for the periods presented:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Total net EAC adjustments	$(162)	$(158)
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $271 billion and $268 billion as of March 31, 2026 and December 31, 2025, respectively. Total backlog includes commercial backlog of $162 billion and $161 billion as of March 31, 2026 and December 31, 2025, and defense backlog of $109 billion and $107 billion as of March 31, 2026 and December 31, 2025, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon segment and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $14 billion and $9 billion for the quarters ended March 31, 2026 and 2025, respectively.
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
Collins Aerospace

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Net sales	$7,602	$7,217	5%
Operating profit	1,307	1,088	20%
Operating profit margins	17.2%	15.1%
Quarter Ended March 31, 2026 Compared with Quarter Ended March 31, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$728	$(383)	$—	$40	$385
Operating profit	107	(33)	122	23	219
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.7 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 primarily relates to higher commercial aerospace OEM sales of $0.3 billion, higher commercial aerospace aftermarket sales of $0.2 billion, and higher defense sales of $0.2 billion. The increase in commercial OEM sales was primarily driven by higher volume on narrowbody and widebody programs and the increase in commercial aftermarket sales was driven by higher provisioning and parts and repair volume. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.1 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 was primarily due to the commercial and defense sales volume increases as discussed above, partially offset by the impact of higher tariffs and unfavorable commercial OEM mix. Operating profit also benefited from lower research and development expenses.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 relates to the divestiture of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
The decrease in restructuring costs during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 relates primarily to higher workforce reductions initiated in the quarter ended March 31, 2025.
Defense Bookings – In the quarter ended March 31, 2026, Collins recorded $3 billion in defense bookings, comprised of a number of smaller individual bookings under $0.5 billion.

Pratt & Whitney

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Net sales	$8,173	$7,366	11%
Operating profit	710	580	22%
Operating profit margins	8.7%	7.9%
Quarter Ended March 31, 2026 Compared with Quarter Ended March 31, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$770	$—	$—	$37	$807
Operating profit	111	—	9	10	130
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.8 billion in the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was driven by a $0.7 billion increase in commercial aftermarket sales, primarily reflecting higher volume. Military sales increased $0.1 billion primarily due to higher F135 production volume. These increases were partially offset by lower commercial OEM sales volume.
The organic operating profit increase of $0.1 billion in the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025 was primarily driven by higher commercial aerospace operating profit of $0.1 billion. This increase resulted from higher commercial aftermarket volume as discussed above, partially offset by lower commercial OEM operating profit contribution due to higher operational costs, including tariffs. Organic operating profit also benefited from higher military operating profit driven by the sales volume discussed above. These increases were partially offset by higher selling, general, and administrative expenses.
Defense Bookings – In the quarter ended March 31, 2026, Pratt & Whitney recorded $4 billion in defense bookings. In addition to a number of smaller individual bookings, Pratt & Whitney booked $3.4 billion for F135 production.
Raytheon

	Quarter Ended March 31,
(dollars in millions)	2026	2025	Change
Net sales	$6,945	$6,340	10%
Operating profit	841	678	24%
Operating profit margins	12.1%	10.7%
Defense Bookings	$6,635	$4,396	51%
Quarter Ended March 31, 2026 Compared with Quarter Ended March 31, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$588	$—	$—	$17	$605
Operating Profit	172	—	(4)	(5)	163
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.6 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 was primarily due to higher net sales of $0.5 billion from land and air defense systems programs driven by higher net sales on Patriot programs. Also contributing to the increase was higher net sales of $0.3 billion from naval power programs primarily driven by higher volume on Standard Missile programs.
The organic operating profit increase of $0.2 billion in the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 was primarily due to a favorable change in mix and other performance of approximately $0.1 billion, and higher volume of approximately $0.1 billion. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs. The increase in volume was principally driven by higher net sales described above. Operating profit also benefited from a favorable change in net EAC adjustments spread across numerous programs.

Defense Backlog and Bookings – Backlog was $74 billion as of March 31, 2026 and $75 billion as of December 31, 2025. In the quarter ended March 31, 2026, Raytheon recorded $7 billion in defense bookings. In addition to a number of smaller individual bookings, Raytheon booked $628 million to provide Patriot systems for the Netherlands and $1.6 billion on a number of classified contracts.
Corporate and Eliminations and other
Eliminations and other reflects the elimination of sales, other income, and operating profit transacted between segments, as well as the operating results of certain smaller operations.
Corporate expenses and other unallocated items consist of costs not considered part of management’s evaluation of reportable segment operating performance, including certain unallowable costs and reserves.

	Net Sales		Operating Profit
	Quarter Ended March 31,		Quarter Ended March 31,
(dollars in millions)	2026	2025	2026	2025
Eliminations and other	$(644)	$(617)	$38	$12
Corporate expenses and other unallocated items	—	—	(42)	(38)
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
FAS service cost (expense)	$(28)	$(30)
CAS expense	200	215
FAS/CAS operating adjustment	$172	$185
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Amortization of acquired intangibles	$(479)	$(480)
Amortization of property, plant, and equipment fair value adjustment	(8)	(9)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	16	19
Acquisition accounting adjustments	$(471)	$(470)

Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Collins Aerospace	$(202)	$(200)
Pratt & Whitney	(83)	(66)
Raytheon	(186)	(204)
Total segment	(471)	(470)
Eliminations and other	—	—
Acquisition accounting adjustments	$(471)	$(470)
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6,818	$7,435
Total debt	37,413	37,904
Total equity	67,997	67,102
Total capitalization (total debt plus total equity)	105,410	105,006
Total debt to total capitalization	35%	36%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities, and the timing of such activities. Our principal source of liquidity is cash flows from operating activities. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include: capital expenditures, customer financing requirements, investments in and divestitures of businesses, dividends, common stock repurchases, pension funding, access to the commercial paper markets, adequacy of available bank lines of credit, redemptions of debt, and the ability to attract long-term capital at satisfactory terms.
At March 31, 2026, we had cash and cash equivalents of $6.8 billion, of which approximately 30% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. Our S&P Global rating remains at BBB+/stable. In February 2026, our Moody’s Investors Service outlook improved from Baa1/stable to Baa1/positive. Though the Company expects to continue having adequate access to funds, declines in our credit ratings or Company outlook could result in higher borrowing costs.
As of March 31, 2026, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of March 31, 2026, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of March 31, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At March 31, 2026, we had no commercial paper borrowings outstanding.
We made the following repayment of long-term debt during the quarter ended March 31, 2026:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2026	5.000% notes due 2026	$500
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
Cash Flow - Operating Activities

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net cash flows provided by operating activities	$1,855	$1,305
Cash flows provided by operating activities increased by $0.6 billion for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, primarily due to higher net income after adjustments to reconcile to net cash provided by operating activities, driven by our segment performance.
The change in net working capital was relatively consistent year over year, as a decrease in accounts receivable was partially offset by a decrease in accounts payable and accrued liabilities and an increase in net contract asset and contract liabilities. The decrease in accounts receivable, including collaborator receivables, was primarily due to the timing of collections. The decrease in accounts payable and accrued liabilities was driven by the timing of payments, including collaborator payables, changes in accrued employee compensation driven by incentive compensation payments and tax payments, partially offset by higher material purchases. The change in net contract asset and contract liability activity resulted from lower billings relative to revenue recognition during the period, primarily at Pratt & Whitney.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.2 billion increase in cash provided by operating activities during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025.
We made tax payments, net of refunds of $0.3 billion and $0.1 billion in the quarters ended March 31, 2026 and 2025, respectively.
While the timing of cash flows are subject to a number of variables, for the Powder Metal Matter we estimate the accrual for expected customer compensation to be utilized consistent with the timing of execution of the fleet management plan, the period of increased aircraft on ground levels, and contractual terms with customers. We currently estimate a full year 2026 cash impact related to the Powder Metal Matter of approximately $0.7 billion, which includes the impact of customer credits applied and the timing of partner recovery.
Cash Flow - Investing Activities

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net cash flows used in investing activities	$(608)	$(678)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The change in cash flows used in investing activities in the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily related to higher receipts from settlements of derivative contracts of $0.1 billion.
Cash Flow - Financing Activities

	Quarter Ended March 31,
(dollars in millions)	2026	2025
Net cash flows used in financing activities	$(1,840)	$(1,056)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $0.8 billion change in cash flows used in financing activities in the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, was primarily driven by higher long-term debt repayments of $0.5 billion. Refer to “Note 8: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on debt repayments.

At March 31, 2026, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the quarter ended March 31, 2026. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2025 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Senior Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Concerning Factors That May Affect Future Results
This Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid, and are not statements of historical fact. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “expectations,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “target,” “commit,” “commitment,” “anticipate,” “will,” “should,” “see,” “guidance,” “outlook,” “goals,” “objectives,” “confident,” “on track,” “designed to” and other words of similar meaning. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash, share repurchases, tax payments and rates, research and development spending, cost savings, other measures of financial performance, potential future plans, strategies or transactions, credit ratings and net indebtedness, the Powder Metal Matter and related matters and activities, including without limitation other engine models that may be impacted, targets and commitments (including for share repurchases or otherwise), and other statements which are not solely historical facts. All forward-looking statements involve risks, uncertainties, changes in circumstances and other factors that are hard to predict and each of which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, as amended. Such risks, uncertainties and other factors include, without limitation:
•changes in economic, capital market, and political conditions in the U.S. and globally;
•changes in U.S. or foreign government defense spending, national priorities and policy positions;
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
•pending, threatened, and future legal proceedings, investigations, audits and other contingencies;
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
•an impairment of goodwill and other intangible assets; and
•climate change and climate-related regulations, and related customer and market demands, products, and technologies.
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
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2025 Annual Report on Form 10-K.
Item 1A.    Risk Factors
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition, or future results set forth under Item 1A in our 2025 Annual Report on Form 10-K (2025 Form 10-K). There have been no material changes from the factors disclosed in our 2025 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2026.

2026	Total Number of Shares Purchased (000’s)	Average Price Paid per Share (dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (000’s)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (dollars in millions)
January 1 - January 31	—	$—	—	$615
February 1 - February 28	—	—	—	615
March 1 - March 31	—	—	—	615
Total	—	$—	—
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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended March 31, 2026, we did not repurchase shares outside of the program.

Item 5.        Other Information
During the quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.        Exhibits

Exhibit Number	Exhibit Description

10.1	RTX Corporation Board of Directors Deferred Stock Unit Plan, as amended and restated effective May 1, 2025.*

10.2
2026 Schedule of Terms for restricted stock unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated effective May 2, 2024, as further amended effective October 29, 2025.*

10.3
2026 Schedule of Terms for performance share unit awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated effective May 2, 2024, as further amended effective October 29, 2025.*

10.4
2026 Schedule of Terms for stock appreciation right awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated effective May 2, 2024, as further amended effective October 29, 2025.*

10.5	2026 Schedule of Terms for stock option awards relating to the RTX Corporation Long-Term Incentive Plan, as amended and restated effective May 2, 2024, as further amended effective October 29, 2025.*

15	Letter re: unaudited interim financial information.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

31.3	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
Notes to Exhibits List:
*    Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTX CORPORATION (Registrant)

Dated:	April 21, 2026	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	April 21, 2026	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Senior Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)