Form 10-Q
period 2026-06-30
RTX Corp
filed 2026-07-23
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
At June 30, 2026, there were 1,347,758,144 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net Sales:
Products sales	$17,944	$15,551	$33,709	$30,142
Services sales	6,764	6,030	13,075	11,745
Total net sales	24,708	21,581	46,784	41,887
Costs and Expenses:
Cost of sales - products	14,802	12,989	27,802	25,272
Cost of sales - services	4,773	4,216	9,255	8,123
Research and development	726	697	1,353	1,334
Selling, general, and administrative	1,658	1,573	3,134	3,021
Total costs and expenses	21,959	19,475	41,544	37,750
Other income, net	62	40	126	44
Operating profit	2,811	2,146	5,366	4,181
Non-operating expense (income), net:
Non-service pension income	(348)	(351)	(703)	(717)
Interest expense, net	417	457	807	900
Total non-operating expense, net	69	106	104	183
Income before income taxes	2,742	2,040	5,262	3,998
Income tax expense	493	315	856	648
Net income	2,249	1,725	4,406	3,350
Less: Noncontrolling interest in subsidiaries’ earnings	110	68	208	158
Net income attributable to common shareowners	$2,139	$1,657	$4,198	$3,192

Earnings Per Share attributable to common shareowners:
Basic	$1.58	$1.24	$3.11	$2.38
Diluted	1.57	1.22	3.08	2.36
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$2,249	$1,725	$4,406	$3,350
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(219)	863	(352)	1,362
Pension and postretirement benefit plans adjustments	(5)	(181)	(32)	(256)
Change in unrealized cash flow hedging	(163)	138	(248)	282
Other comprehensive (loss) income, before tax	(387)	820	(632)	1,388
Income tax benefit (expense) related to items of other comprehensive (loss) income	23	(4)	41	(24)
Other comprehensive (loss) income, net of tax	(364)	816	(591)	1,364
Comprehensive income	1,885	2,541	3,815	4,714
Less: Comprehensive income attributable to noncontrolling interest	110	68	208	158
Comprehensive income attributable to common shareowners	$1,775	$2,473	$3,607	$4,556
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$8,305	$7,435
Accounts receivable, net	13,942	14,701
Contract assets, net	18,980	17,092
Inventory, net	14,409	13,364
Other assets, current	8,276	7,740
Total current assets	63,912	60,332
Customer financing assets	1,902	2,132
Fixed assets	36,106	35,335
Accumulated depreciation	(19,141)	(18,467)
Fixed assets, net	16,965	16,868
Operating lease right-of-use assets	1,727	1,887
Goodwill	52,928	53,343
Intangible assets, net	31,043	31,845
Other assets	5,495	4,672
Total assets	$173,972	$171,079
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$229	$204
Accounts payable	16,998	15,895
Accrued employee compensation	2,356	3,308
Other accrued liabilities	15,695	14,350
Contract liabilities	22,671	21,615
Long-term debt currently due	5,296	3,412
Total current liabilities	63,245	58,784
Long-term debt	31,858	34,288
Operating lease liabilities, non-current	1,473	1,602
Future pension and postretirement benefit obligations	1,956	2,067
Other long-term liabilities	7,296	7,200
Total liabilities	105,828	103,941
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	28	36
Shareowners’ Equity:
Common stock	38,424	38,126
Treasury stock	(26,758)	(26,881)
Retained earnings	58,020	56,718
Accumulated other comprehensive loss	(3,309)	(2,718)
Total shareowners’ equity	66,377	65,245
Noncontrolling interest	1,739	1,857
Total equity	68,116	67,102
Total liabilities, redeemable noncontrolling interest, and equity	$173,972	$171,079
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$4,406	$3,350
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,150	2,128
Deferred income tax (benefit) provision	(30)	121
Stock compensation cost	296	224
Net periodic pension and other postretirement income	(616)	(636)
Share-based 401(k) matching contributions	339	307
Change in:
Accounts receivable	1,094	(1,137)
Contract assets	(1,942)	(1,190)
Inventory	(1,143)	(1,197)
Other current assets	(422)	(100)
Accounts payable and accrued liabilities	947	(141)
Contract liabilities	292	343
Other operating activities, net	31	(309)
Net cash flows provided by operating activities	5,402	1,763
Investing Activities:
Capital expenditures	(1,215)	(1,043)
Increase in other intangible assets	(156)	(226)
Receipts from settlements of derivative contracts, net	1	145
Other investing activities, net	(182)	(63)
Net cash flows used in investing activities	(1,552)	(1,187)
Financing Activities:
Repayment of long-term debt	(524)	(789)
Change in commercial paper, net (Note 9)	—	1,432
Dividends paid	(1,898)	(1,750)
Repurchase of common stock	—	(50)
Other financing activities, net	(487)	(252)
Net cash flows used in financing activities	(2,909)	(1,409)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	54
Net increase (decrease) in cash, cash equivalents, and restricted cash	922	(779)
Cash, cash equivalents, and restricted cash, beginning of period	7,470	5,606
Cash, cash equivalents, and restricted cash, end of period	8,392	4,827
Less: Restricted cash, included in Other assets, current and Other assets	87	45
Cash and cash equivalents, end of period	$8,305	$4,782
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts; shares in thousands)	2026	2025	2026	2025
Equity beginning balance	$67,997	$63,307	$67,102	$61,923
Common Stock
Beginning balance	38,178	37,515	38,126	37,434
Common stock plans activity	155	99	82	106
Share-based 401(k) matching contributions	91	66	216	140
Ending balance	38,424	37,680	38,424	37,680
Treasury Stock
Beginning balance	(26,814)	(27,069)	(26,881)	(27,112)
Share-based 401(k) matching contributions	56	74	123	167
Common stock repurchased	—	—	—	(50)
Ending balance	(26,758)	(26,995)	(26,758)	(26,995)
Retained Earnings
Beginning balance	57,861	54,277	56,718	53,589
Net income attributable to common shareholders	2,139	1,657	4,198	3,192
Dividends on common stock	(1,885)	(1,740)	(2,762)	(2,543)
Dividends on ESOP common stock	(82)	(80)	(120)	(117)
Other	(13)	(10)	(14)	(17)
Ending balance	58,020	54,104	58,020	54,104
Accumulated Other Comprehensive Loss
Beginning balance	(2,945)	(3,207)	(2,718)	(3,755)
Other comprehensive (loss) income, net of tax	(364)	816	(591)	1,364
Ending balance	(3,309)	(2,391)	(3,309)	(2,391)
Noncontrolling Interest
Beginning balance	1,717	1,791	1,857	1,767
Net income	110	68	208	158
Less: Redeemable noncontrolling interest net income	(1)	(4)	(1)	(6)
Dividends attributable to noncontrolling interest	(87)	(47)	(325)	(111)
Ending balance	1,739	1,808	1,739	1,808
Equity at June 30	$68,116	$64,206	$68,116	$64,206
Supplemental share information
Shares of common stock issued under employee plans, net	276	1,535	3,713	4,438
Shares of common stock repurchased	—	—	—	396
Treasury shares reissued related to 401(k) matching contributions	798	1,053	1,757	2,376
Dividends declared per share of common stock	$1.460	$1.360	$2.140	$1.990
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at June 30, 2026 and for the quarters and six months ended June 30, 2026 and 2025 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2025 Annual Report on Form 10-K.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the quarters and six months ended June 30, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of June 28, 2026 and June 29, 2025, respectively.
Note 2: Acquisitions and Dispositions
Dispositions. On June 19, 2026, we entered into a definitive agreement to sell our Blue Canyon Technologies (BCT) business within our Raytheon segment for proceeds of approximately $0.6 billion. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the six months ended June 30, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of June 30, 2026
Collins Aerospace	$32,776	$—	$(222)	$32,554
Pratt & Whitney	1,563	14	—	1,577
Raytheon (1)	18,987	(207)	—	18,780
Total Segments	53,326	(193)	(222)	52,911
Eliminations and other	17	—	—	17
Total	$53,343	$(193)	$(222)	$52,928
1)    The reduction related to Acquisitions and Divestitures includes the reclassification of goodwill to assets held for sale and presented in Other assets, current within the Condensed Consolidated Balance Sheet.
Intangible Assets. Identifiable intangible assets are comprised of the following:

	June 30, 2026		December 31, 2025
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,292	$(2,539)	$6,234	$(2,374)
Exclusivity assets	4,167	(276)	3,980	(258)
Developed technology and other	1,123	(752)	1,192	(758)
Customer relationships	29,226	(14,664)	29,338	(13,989)
	40,808	(18,231)	40,744	(17,379)
Indefinite-lived:
Trademarks and other	8,466	—	8,480	—
Total	$49,274	$(18,231)	$49,224	$(17,379)

Amortization of intangible assets for the quarters and six months ended June 30, 2026 and 2025 was $494 million and $988 million and $508 million and $1,009 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2026 through 2031:

(dollars in millions)	Remaining 2026	2027	2028	2029	2030	2031
Amortization expense	$983	$1,894	$1,790	$1,618	$1,597	$1,520
Note 4: Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to common shareowners	$2,139	$1,657	$4,198	$3,192
Basic weighted average number of shares outstanding	1,350.7	1,340.6	1,349.2	1,338.8
Stock awards and equity units (share equivalent)	14.3	13.4	15.5	14.1
Diluted weighted average number of shares outstanding	1,365.0	1,354.0	1,364.7	1,352.9
Earnings Per Share attributable to common shareowners:
Basic	$1.58	$1.24	$3.11	$2.38
Diluted	1.57	1.22	3.08	2.36
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and six months ended June 30, 2026, the number of stock awards excluded from the computation was 1.8 million and 2.0 million, respectively. For the quarter and six months ended June 30, 2025, the number of stock awards excluded from the computation was 1.8 million and 2.5 million, respectively.
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

Net EAC adjustments had the following impact on our operating results:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Total net sales	$(100)	$(99)	$(130)	$(145)
Operating profit	(66)	(117)	(228)	(275)
Net income attributable to common shareowners (1)	(52)	(92)	(180)	(217)
Diluted earnings per share attributable to common shareowners (1)	$(0.04)	$(0.07)	$(0.13)	$(0.16)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Accounts receivable	$14,298	$15,041
Allowance for expected credit losses	(356)	(340)
Total accounts receivable, net	$13,942	$14,701
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Contract assets	$19,380	$17,768
Allowance for expected credit losses	(400)	(676)
Contract assets, net	18,980	17,092
Contract liabilities	(22,671)	(21,615)
Net contract liabilities	$(3,691)	$(4,523)
Contract assets, net increased $1.9 billion during the six months ended June 30, 2026 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney. The allowance for expected credit losses decreased $0.3 billion in the six months ended June 30, 2026, primarily driven by a write-off related to unrecoverable contract assets reserved in a prior year. Contract liabilities increased $1.1 billion during the six months ended June 30, 2026 primarily due to advances received and billings in excess of sales on certain contracts at Pratt & Whitney and Raytheon. We recognized revenue of $2.4 billion and $6.0 billion during the quarter and six months ended June 30, 2026 related to contract liabilities outstanding as of January 1, 2026 and recognized revenue of $2.0 billion and $5.0 billion during the quarter and six months ended June 30, 2025, related to contract liabilities outstanding as of January 1, 2025.
Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
Raw materials	$5,146	$4,673
Work-in-process	4,898	4,554
Finished goods	4,365	4,137
Total inventory, net	$14,409	$13,364
Note 9: Borrowings and Lines of Credit
As of June 30, 2026, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2026, there were no borrowings outstanding under this agreement.

From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2026 and December 31, 2025, we had no commercial paper borrowings outstanding. There were no new borrowings or repayments of commercial paper with maturities greater than 90 days during the six months ended June 30, 2026 and 2025.
We made the following repayments of long-term debt during the six months ended June 30, 2026 and 2025:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2026	5.000% notes due 2026	$500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
Long-term debt consisted of the following:

(dollars in millions)	June 30, 2026	December 31, 2025
5.000% notes due 2026 (1)	$—	$500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	900	900
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	568	587
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100

(dollars in millions)	June 30, 2026	December 31, 2025
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	124	146
Total principal long-term debt	37,236	37,777
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(82)	(77)
Total long-term debt	37,154	37,700
Less: current portion	5,296	3,412
Long-term debt, net of current portion	$31,858	$34,288
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of June 30, 2026 is approximately 12 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Defined contribution plans	$357	$340	$820	$741
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	June 30, 2026	December 31, 2025
Non-current pension assets (included in Other assets)	$2,918	$2,339
Current pension and PRB liabilities (included in Accrued employee compensation)	227	228
Future pension and postretirement benefit obligations	1,956	2,067
The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	June 30, 2026	December 31, 2025
Non-current pension liabilities	$1,415	$1,510
Non-current PRB liabilities	470	501
Other pension and PRB related items	71	56
Future pension and postretirement benefit obligations	$1,956	$2,067

The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Operating expense
Service cost	$41	$42	$82	$84
Non-operating expense (income)
Interest cost	509	586	1,014	1,169
Expected return on plan assets	(836)	(921)	(1,672)	(1,838)
Amortization of prior service credit	(32)	(36)	(64)	(75)
Recognized actuarial net loss	11	5	22	10
Net settlement, curtailment, and special termination benefit loss (gain)	2	14	(2)	14
Non-service pension income	(346)	(352)	(702)	(720)
Total net periodic pension income	$(305)	$(310)	$(620)	$(636)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Marketable securities held in trusts	$711	$750
Note 11: Income Taxes
Our effective tax rate for the quarter and six months ended June 30, 2026 was 18.0% and 16.3%, respectively, as compared to 15.4% and 16.2% for the quarter and six months ended June 30, 2025.
The effective tax rate for the quarter ended June 30, 2026 is higher compared to June 30, 2025. The effective tax rate for the quarter ended June 30, 2025 included a tax benefit associated with the conclusion of the Internal Revenue Service (IRS) examination of RTX’s 2020 tax year as well as a higher tax benefit from stock based compensation as compared to the quarter ended June 30, 2026. The effective tax rate for the quarter ended June 30, 2026 includes a net benefit associated with legal entity reorganizations.
The effective tax rate for the six months ended June 30, 2026 and June 30, 2025 are relatively consistent. However, the effective tax rate for the six months ended June 30, 2026 includes a higher tax benefit from stock based compensation, a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income benefit resulting from the U.S. tax legislation enacted in 2025, and a net tax benefit for certain legal entity reorganizations. In addition, the effective tax rate for the six months ended June 30, 2025 includes the impact from the IRS examination noted above.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $25 billion and $26 billion at June 30, 2026 and December 31, 2025, respectively. The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$290	$357
	Other accrued liabilities	331	254
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$10	$79
	Other accrued liabilities	141	11
At June 30, 2026, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
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
As of June 30, 2026, a portion of our €500 million euro-denominated long-term debt was designated as a net investment hedge against our investments in European businesses.
The effect of cash flow hedging and net investment hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and six months ended June 30, 2026 and 2025 are presented in “Note 17: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	June 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$711	$638	$73	$—
Derivative assets	300	—	300	—
Derivative liabilities	472	—	472	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$750	$676	$74	$—
Derivative assets	436	—	436	—
Derivative liabilities	265	—	265	—

Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of June 30, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$37,088	$34,887	$37,627	$35,733
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$34,887	$—	$33,949	$938

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$35,733	$—	$34,800	$933
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

(dollars in millions)	June 30, 2026	December 31, 2025
Current assets	$16,853	$14,703
Non-current assets	1,253	1,191
Total assets	$18,106	$15,894
Current liabilities	$18,022	$16,265
Non-current liabilities	86	116
Total liabilities	$18,108	$16,381
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2062. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of June 30, 2026 and December 31, 2025, the following financial guarantees were outstanding:

	June 30, 2026		December 31, 2025
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$45	$—	$106	$—
Third party guarantees	230	—	248	—
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the six months ended June 30, 2026 and 2025 were as follows:

(dollars in millions)	2026	2025
Balance as of January 1	$1,035	$993
Warranties and performance guarantees issued	118	152
Settlements	(113)	(108)
Other	(3)	7
Balance as of June 30	$1,037	$1,044
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both June 30, 2026 and December 31, 2025, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $13 billion as of both June 30, 2026 and December 31, 2025, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.

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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual and other obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.1 billion as of June 30, 2026.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2026, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $14 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At June 30, 2026 and December 31, 2025, we had other accrued liabilities of $0.4 billion and $0.7 billion, respectively, related to expected compensation to customers. The decrease in the accrual during the six months ended June 30, 2026 was primarily due to customer compensation in the form of credits issued to customers during the period.

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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest $1.6 billion at June 30, 2026. The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($461 million at June 30, 2026). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($222 million at June 30, 2026). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the government filed an appeal to the United States Court of Appeals for the Federal Circuit (CAFC). On December 5, 2025, the CAFC issued an opinion which dismissed in part the government’s appeal for lack of jurisdiction, reversed in part the ASBCA’s November 22, 2021 decision with respect to the enforceability of a provision within a 2006 agreement between DCMA and Pratt & Whitney, and remanded the case to the ASBCA for further proceedings. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($202 million at June 30, 2026). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($118 million at June 30, 2026). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension, which was accrued by the Company in the second quarter of 2024, will be paid in installments, with $34 million paid in September 2024, $33 million paid in August 2025, and $33 million due by August 29, 2026. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have $218 million accrued in the aggregate as of June 30, 2026 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA. However, the Company does not believe these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
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

Note 17: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and six months ended June 30, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2026
Balance at March 31, 2026	$355	$(3,324)	$24	$(2,945)
Other comprehensive (loss) income before reclassifications, net	(219)	20	(160)	(359)
Amounts reclassified, pre-tax	—	(25)	(3)	(28)
Tax (expense) benefit	(20)	6	37	23
Balance at June 30, 2026	$116	$(3,323)	$(102)	$(3,309)

Six Months Ended June 30, 2026
Balance at December 31, 2025	$492	$(3,304)	$94	$(2,718)
Other comprehensive (loss) income before reclassifications, net	(352)	17	(229)	(564)
Amounts reclassified, pre-tax	—	(49)	(19)	(68)
Tax (expense) benefit	(24)	13	52	41
Balance at June 30, 2026	$116	$(3,323)	$(102)	$(3,309)
(1)The amount of foreign currency translation recognized in Other Comprehensive (Loss) Income (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 12: Financial Instruments”.

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended June 30, 2025
Balance at March 31, 2025	$(449)	$(2,745)	$(13)	$(3,207)
Other comprehensive income (loss) before reclassifications, net	863	(143)	112	832
Amounts reclassified, pre-tax	—	(38)	26	(12)
Tax benefit (expense)	—	30	(34)	(4)
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	1,362	(179)	259	1,442
Amounts reclassified, pre-tax	—	(77)	23	(54)
Tax benefit (expense)	1	39	(64)	(24)
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)
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
Results for the quarters ended June 30, 2026 and 2025 are as follows:

	2026
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$8,210	$(334)	$(6,570)	$1,306	15.9%
Pratt & Whitney	8,889	(252)	(7,899)	738	8.3%
Raytheon	8,269	(140)	(7,087)	1,042	12.6%
Total segment	25,368	$(726)	$(21,556)	3,086	12.2%
Eliminations and other (2)	(660)			98
Corporate expenses and other unallocated items	—			(70)
FAS/CAS operating adjustment	—			171
Acquisition accounting adjustments	—			(474)
Consolidated	$24,708			$2,811	11.4%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,622	$(329)	$(6,120)	$1,173	15.4%
Pratt & Whitney	7,631	(249)	(6,890)	492	6.4%
Raytheon	7,001	(121)	(6,075)	805	11.5%
Total segment	22,254	$(699)	$(19,085)	2,470	11.1%
Eliminations and other (2)	(673)			24
Corporate expenses and other unallocated items	—			(47)
FAS/CAS operating adjustment	—			186
Acquisition accounting adjustments	—			(487)
Consolidated	$21,581			$2,146	9.9%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

Results for the six months ended June 30, 2026 and 2025 are as follows:

	2026
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$15,812	$(629)	$(12,570)	$2,613	16.5%
Pratt & Whitney	17,062	(472)	(15,142)	1,448	8.5%
Raytheon	15,214	(254)	(13,077)	1,883	12.4%
Total segment	48,088	$(1,355)	$(40,789)	5,944	12.4%
Eliminations and other (2)	(1,304)			136
Corporate expenses and other unallocated items	—			(112)
FAS/CAS operating adjustment	—			343
Acquisition accounting adjustments	—			(945)
Consolidated	$46,784			$5,366	11.5%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$14,839	$(641)	$(11,937)	$2,261	15.2%
Pratt & Whitney	14,997	(479)	(13,446)	1,072	7.1%
Raytheon	13,341	(219)	(11,639)	1,483	11.1%
Total segment	43,177	$(1,339)	$(37,022)	4,816	11.2%
Eliminations and other (2)	(1,290)			36
Corporate expenses and other unallocated items	—			(85)
FAS/CAS operating adjustment	—			371
Acquisition accounting adjustments	—			(957)
Consolidated	$41,887			$4,181	10.0%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.
Capital Expenditures and Depreciation and Amortization segment information for the quarters ended June 30, 2026 and 2025 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$219	$171	$230	$220
Pratt & Whitney	193	180	203	194
Raytheon	194	134	133	135
Total segment	606	485	566	549
Corporate, eliminations, and other	63	45	25	21
Acquisition accounting adjustments			488	506
Consolidated	$669	$530	$1,079	$1,076

Capital Expenditures and Depreciation and Amortization segment information for the six months ended June 30, 2026 and 2025 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$374	$283	$462	$437
Pratt & Whitney	367	333	404	388
Raytheon	365	359	259	266
Total segment	1,106	975	1,125	1,091
Corporate, eliminations, and other	109	68	49	42
Acquisition accounting adjustments			976	995
Consolidated	$1,215	$1,043	$2,150	$2,128
Total assets by segment are as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Collins Aerospace (1)	$71,451	$71,680
Pratt & Whitney (1)	54,656	52,482
Raytheon (1)	44,858	44,795
Total segment	170,965	168,957
Corporate, eliminations, and other	3,007	2,122
Consolidated	$173,972	$171,079
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
Segment sales disaggregated by geographic region based on customer location for the quarters ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$3,949	$3,305	$5,784	$55	$13,093	$3,514	$3,260	$4,909	$54	$11,737
Europe	1,829	2,325	1,196	—	5,350	1,750	1,539	916	—	4,205
Asia Pacific	1,039	2,005	612	—	3,656	934	1,870	606	—	3,410
Middle East and North Africa	264	208	570	—	1,042	271	150	483	—	904
Other regions	471	1,038	58	—	1,567	460	812	53	—	1,325
Consolidated net sales	7,552	8,881	8,220	55	24,708	6,929	7,631	6,967	54	21,581
Inter-segment sales	658	8	49	(715)	—	693	—	34	(727)	—
Business segment sales	$8,210	$8,889	$8,269	$(660)	$24,708	$7,622	$7,631	$7,001	$(673)	$21,581

Segment sales disaggregated by geographic region for the six months ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$7,628	$6,908	$10,362	$108	$25,006	$6,862	$6,678	$9,356	$107	$23,003
Europe	3,577	4,264	2,389	2	10,232	3,480	3,378	1,759	1	8,618
Asia Pacific	1,873	3,404	1,183	—	6,460	1,760	3,111	1,131	—	6,002
Middle East and North Africa	464	451	1,057	—	1,972	510	325	917	—	1,752
Other regions	944	2,027	143	—	3,114	904	1,504	104	—	2,512
Consolidated net sales	14,486	17,054	15,134	110	46,784	13,516	14,996	13,267	108	41,887
Inter-segment sales	1,326	8	80	(1,414)	—	1,323	1	74	(1,398)	—
Business segment sales	$15,812	$17,062	$15,214	$(1,304)	$46,784	$14,839	$14,997	$13,341	$(1,290)	$41,887
Segment sales disaggregated by type of customer for the quarters ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,871	$1,606	$5,768	$53	$9,298	$1,852	$1,470	$4,900	$51	$8,273
Foreign military sales through the U.S. government	107	703	1,210	—	2,020	104	404	1,127	—	1,635
Foreign government direct commercial sales	275	210	1,228	5	1,718	321	180	932	—	1,433
Commercial aerospace and other commercial sales	5,299	6,362	14	(3)	11,672	4,652	5,577	8	3	10,240
Consolidated net sales	7,552	8,881	8,220	55	24,708	6,929	7,631	6,967	54	21,581
Inter-segment sales	658	8	49	(715)	—	693	—	34	(727)	—
Business segment sales	$8,210	$8,889	$8,269	$(660)	$24,708	$7,622	$7,631	$7,001	$(673)	$21,581
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by type of customer for the six months ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$3,588	$3,279	$10,296	$105	$17,268	$3,511	$3,055	$9,335	$104	$16,005
Foreign military sales through the U.S. government	242	1,114	2,445	—	3,801	220	783	2,103	—	3,106
Foreign government direct commercial sales	541	390	2,328	6	3,265	648	328	1,808	1	2,785
Commercial aerospace and other commercial sales	10,115	12,271	65	(1)	22,450	9,137	10,830	21	3	19,991
Consolidated net sales	14,486	17,054	15,134	110	46,784	13,516	14,996	13,267	108	41,887
Inter-segment sales	1,326	8	80	(1,414)	—	1,323	1	74	(1,398)	—
Business segment sales	$15,812	$17,062	$15,214	$(1,304)	$46,784	$14,839	$14,997	$13,341	$(1,290)	$41,887
(1)    Excludes foreign military sales through the U.S. government as above.

Segment sales disaggregated by sales type for the quarters ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$5,941	$4,660	$7,297	$46	$17,944	$5,408	$4,123	$5,975	$45	$15,551
Services	1,611	4,221	923	9	6,764	1,521	3,508	992	9	6,030
Consolidated net sales	7,552	8,881	8,220	55	24,708	6,929	7,631	6,967	54	21,581
Inter-segment sales	658	8	49	(715)	—	693	—	34	(727)	—
Business segment sales	$8,210	$8,889	$8,269	$(660)	$24,708	$7,622	$7,631	$7,001	$(673)	$21,581
Segment sales disaggregated by sales type for the six months ended June 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$11,365	$8,948	$13,303	$93	$33,709	$10,518	$8,155	$11,381	$88	$30,142
Services	3,121	8,106	1,831	17	13,075	2,998	6,841	1,886	20	11,745
Consolidated net sales	14,486	17,054	15,134	110	46,784	13,516	14,996	13,267	108	41,887
Inter-segment sales	1,326	8	80	(1,414)	—	1,323	1	74	(1,398)	—
Business segment sales	$15,812	$17,062	$15,214	$(1,304)	$46,784	$14,839	$14,997	$13,341	$(1,290)	$41,887
Raytheon segment sales disaggregated by contract type for the quarters ended June 30, 2026 and 2025 are as follows:

(dollars in millions)	2026	2025
Fixed-price	$5,106	$3,991
Cost-type	3,114	2,976
Consolidated net sales	8,220	6,967
Inter-segment sales	49	34
Business segment sales	$8,269	$7,001
Raytheon segment sales disaggregated by contract type for the six months ended June 30, 2026 and 2025 are as follows:

(dollars in millions)	2026	2025
Fixed-price	$9,168	$7,596
Cost-type	5,966	5,671
Consolidated net sales	15,134	13,267
Inter-segment sales	80	74
Business segment sales	$15,214	$13,341
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $289 billion as of June 30, 2026. Of the total RPO as of June 30, 2026, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 45% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
Note 20: Accounting Pronouncements
In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2026-02; Environmental Credits and Environmental Credit Obligations, which provides guidance on how companies should recognize, measure, and present environmental credits and environmental credit obligations in their financial statements. The new standard is effective for annual and interim reporting periods beginning after December 15, 2027, on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.
In December 2025, the FASB issued ASU 2025-10; Accounting for Government Grants Received by Business Entities, which provides guidance on how companies should recognize, measure, and present government grants received. The new standard is effective for annual and interim reporting periods beginning after December 15, 2028. The standard allows for a modified prospective, modified retrospective, or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.
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
Other new pronouncements issued but not effective until after June 30, 2026 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and six months ended June 30, 2026 and 2025, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated July 23, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of June 30, 2026, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 23, 2026

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the quarters and six months ended June 30, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of June 28, 2026 and June 29, 2025, respectively.
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
Legal Matters. As previously disclosed and described further in “Note 16: Commitments and Contingencies”, within Item 1 of this Form 10-Q under the headings “Thales-Raytheon Systems and Related Matters,” “DOJ Investigation and Contract Pricing Disputes,” and “Trade Compliance Matters”, in 2024 the Company resolved several outstanding legal matters.
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
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, certain countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the United States were unauthorized. The Company is the importer of record for certain products that were previously subject to IEEPA tariffs and has paid approximately $0.5 billion of such tariffs since their inception. The U.S. Court of International Trade (CIT) has ordered U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit certain IEEPA tariff refund requests. On June 2, 2026, the U.S. government appealed the CIT’s order to issue refunds, however, the precise basis and scope of this appeal is currently unknown. As of June 30, 2026, the Company has submitted refund claims and has received and recognized an immaterial amount of refunds. The Company expects to submit additional refund claims and will recognize refunds if and when approved. Following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various available regimes which may apply to certain products for which the Company is the importer of record.
We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for the quarter and six months ended June 30, 2026, reflect our best estimate of the impact of the tariffs then in effect. As the duration, extent and enforceability of the tariffs and counter tariffs in effect remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the recoverability and timing of refunds, the enforceability of tariffs and counter-tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget, Tax Legislation and Executive Orders. On February 3, 2026, Congress passed and the President signed a spending package providing full-year funding for most federal agencies through September 30, 2026. On April 21, 2026, the President’s proposed Fiscal Year 2027 defense budget seeking $1.5 trillion was released, consisting of $1.15 trillion in base discretionary budget and $350 billion of mandatory funding through reconciliation. The President submitted a separate supplemental funding request to Congress on June 24, 2026, with approximately $67 billion of the request intended for defense spending, including $21 billion for munitions replenishment. We are closely monitoring the movement of the requests through Congress.
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
The Act also provides a supplementary $156.2 billion to the DoW for obligations through 2029, which includes $24.4 billion for the Golden Dome for America project. The project, outlined in a January 27, 2025 Executive Order, calls for the development and deployment of a next-generation missile defense shield. RTX’s portfolio is well-positioned to deliver key solutions for the project. Whether this Executive Order or corresponding funding will have a material impact on our business or results of operations will depend on a variety of factors, including actual awards, award timelines, mission priorities, and future budget determinations. The Act also includes $25.4 billion in funding to enhance DoW resources for munitions and supply chain resiliency. As a leading munitions manufacturer, RTX is strategically situated to play a key role in supporting this initiative.
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
See Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2025 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.
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

Net Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net sales	$24,708	$21,581	$46,784	$41,887
The factors contributing to the change year-over-year in total net sales for the quarter and six months ended June 30, 2026 are as follows:

(dollars in millions)	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic (1)	$3,511	$5,588
Acquisitions and divestitures, net	(391)	(761)
Other	7	70
Total change	$3,127	$4,897
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $3.5 billion organically in the quarter ended June 30, 2026, primarily due to higher organic net sales of $1.3 billion at Pratt & Whitney, $1.3 billion at Raytheon, and $1.0 billion at Collins.
Net sales increased $5.6 billion organically in the six months ended June 30, 2026, primarily due to higher organic net sales of $2.0 billion at Pratt & Whitney, $1.8 billion at Raytheon, and $1.7 billion at Collins.
The decrease in net sales due to Acquisitions and divestitures, net of $0.4 billion and $0.8 billion for the quarter and six months ended June 30, 2026, respectively, was driven by divestitures within our Collins segment of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
See “Segment Review” below for further information by segment.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Net Sales
Products	$17,944	$15,551	72.6%	72.1%
Services	6,764	6,030	27.4%	27.9%
Total net sales	$24,708	$21,581	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $2.4 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 primarily due to increases in external products sales of $1.3 billion at Raytheon, $0.5 billion at Pratt & Whitney, and $0.5 billion at Collins.
Net services sales increased $0.7 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 primarily due to increases in external services sales of $0.7 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external service sales of $0.1 billion at Raytheon.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Net Sales
Products	$33,709	$30,142	72.1%	72.0%
Services	13,075	11,745	27.9%	28.0%
Total net sales	$46,784	$41,887	100%	100%
Net products sales increased $3.6 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by increases in external products sales of $1.9 billion at Raytheon, $0.8 billion at Pratt & Whitney, and $0.8 billion at Collins.

Net services sales increased $1.3 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by increases in external services sales of $1.3 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external service sales of $0.1 billion at Raytheon.
Our sales to major customers were as follows:

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Sales to the U.S. government (1)	$9,298	$8,273	37.6%	38.3%
Foreign military sales through the U.S. government	2,020	1,635	8.2%	7.6%
Foreign government direct commercial sales	1,718	1,433	7.0%	6.6%
Commercial aerospace and other commercial sales	11,672	10,240	47.2%	47.4%
Total net sales	$24,708	$21,581	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Sales to the U.S. government (1)	$17,268	$16,005	36.9%	38.2%
Foreign military sales through the U.S. government	3,801	3,106	8.1%	7.4%
Foreign government direct commercial sales	3,265	2,785	7.0%	6.6%
Commercial aerospace and other commercial sales	22,450	19,991	48.0%	47.7%
Total net sales	$46,784	$41,887	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Total cost of sales	$19,575	$17,205	$37,057	$33,395
Percentage of net sales	79.2%	79.7%	79.2%	79.7%
The factors contributing to the change year-over-year in total cost of sales for the quarter and six months ended June 30, 2026 are as follows:

(dollars in millions)	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Organic (1)	$2,716	$4,306
Acquisitions and divestitures, net	(355)	(681)
Restructuring	(4)	(77)
FAS/CAS operating adjustment	15	27
Acquisition accounting adjustments	(13)	(13)
Other	11	100
Total change	$2,370	$3,662
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Total cost of sales increased $2.7 billion and $4.3 billion organically for the quarter and six months ended June 30, 2026, respectively, primarily driven by the organic net sales increases at Pratt & Whitney, Raytheon, and Collins noted above.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.4 billion and $0.7 billion for the quarter and six months ended June 30, 2026, respectively, was driven by divestitures within our Collins segment noted above.
The decrease in restructuring costs in the six months ended June 30, 2026, was primarily due to lower severance related costs recognized in 2026 at Collins.
The increase in Other cost of sales in the six months ended June 30, 2026, was primarily driven by unfavorable foreign exchange rate impacts.

For discussion on FAS/CAS operating adjustment, see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Cost of sales
Products	$14,802	$12,989	59.9%	60.2%
Services	4,773	4,216	19.3%	19.5%
Total cost of sales	$19,575	$17,205	79.2%	79.7%
Net products cost of sales increased $1.8 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025, primarily driven by increases in external products cost of sales at Raytheon, Pratt & Whitney, and Collins, each driven by the products sales changes noted above.
Net services cost of sales increased $0.6 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025, primarily driven by increases in external services cost of sales at Pratt & Whitney and Collins, each driven by the services sales changes noted above.

	Six Months Ended June 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Cost of sales
Products	$27,802	$25,272	59.4%	60.3%
Services	9,255	8,123	19.8%	19.4%
Total cost of sales	$37,057	$33,395	79.2%	79.7%
Net products cost of sales increased $2.5 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by increases in external products cost of sales at Raytheon, Pratt & Whitney, and Collins, each driven by the products sales changes noted above.
Net services cost of sales increased $1.1 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by increases in external products cost of sales at Pratt & Whitney and Collins, each driven by the products sales changes noted above.

Research and Development

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Company-funded	$726	$697	$1,353	$1,334
Percentage of net sales	2.9%	3.2%	2.9%	3.2%
Customer-funded (1)	$1,278	$1,247	$2,506	$2,447
Percentage of net sales	5.2%	5.8%	5.4%	5.8%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.

Selling, General, and Administrative

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general, and administrative	$1,658	$1,573	$3,134	$3,021
Percentage of net sales	6.7%	7.3%	6.7%	7.2%
Selling, general, and administrative expenses increased for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025, primarily driven by higher compensation and other costs across the businesses, partially offset by the absence of a charge related to a customer bankruptcy recorded at Pratt & Whitney in 2025.
Selling, general, and administrative expenses increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher compensation and other costs across the businesses, partially offset by the absence of a charge related to a customer bankruptcy recorded at Pratt & Whitney in 2025 and lower restructuring costs in 2026 as compared to 2025 as a result of ongoing cost reduction efforts driven by various workforce reductions at Collins.
Other Income, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Other income, net	$62	$40	$126	$44
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income, net in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily due to higher gains related to the increase in fair value on investments in 2026 and favorable foreign exchange impacts, partially offset by the impact of a litigation matter in 2026.
Operating Profit

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Operating profit	$2,811	$2,146	$5,366	$4,181
Operating profit margin	11.4%	9.9%	11.5%	10.0%
The increase in Operating profit of $0.7 billion for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 was primarily driven by an increase in the organic operating profit of our segments of approximately $0.5 billion and the absence of a charge related to a customer bankruptcy recorded at Pratt & Whitney in 2025.
The increase in Operating profit of $1.2 billion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by an increase in the organic operating profit of our segments of approximately $0.9 billion, the absence of a charge related to a customer bankruptcy recorded at Pratt & Whitney in 2025, and lower restructuring costs in 2026 as compared to 2025.
Non-service Pension Income

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Non-service pension income	$(348)	$(351)	$(703)	$(717)

Interest Expense, Net

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Interest expense	$428	$480	$834	$982
Interest income	(33)	(28)	(57)	(79)
Other non-operating expense (income) (1)	22	5	30	(3)
Interest expense, net	$417	$457	$807	$900
Average interest expense rate	4.4%	4.5%	4.5%	4.5%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
The decrease in Interest expense for the quarter and six months ended June 30, 2026 compared to the quarter and six months ended June 30, 2025, was primarily driven by long-term debt repayments.
Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective income tax rate	18.0%	15.4%	16.3%	16.2%
The effective tax rate for the quarter ended June 30, 2026 is higher compared to June 30, 2025. The effective tax rate for the quarter ended June 30, 2025 included a tax benefit associated with the conclusion of the Internal Revenue Service (IRS) examination of RTX’s 2020 tax year as well as a higher tax benefit from stock based compensation as compared to the quarter ended June 30, 2026. The effective tax rate for the quarter ended June 30, 2026 includes a net benefit associated with legal entity reorganizations.
The effective tax rate for the six months ended June 30, 2026 and June 30, 2025 are relatively consistent. However, the effective tax rate for the six months ended June 30, 2026 includes a higher tax benefit from stock based compensation, a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income benefit resulting from the U.S. tax legislation enacted in 2025, and a net tax benefit for certain legal entity reorganizations. In addition, the effective tax rate for the six months ended June 30, 2025 includes the impact from the IRS examination noted above.
Net Income Attributable to Common Shareowners

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to common shareowners	$2,139	$1,657	$4,198	$3,192
Diluted earnings per share	$1.57	$1.22	$3.08	$2.36
Net income attributable to common shareowners for the quarter ended June 30, 2026 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.27.
Net income attributable to common shareowners for the quarter ended June 30, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.28.
Net income attributable to common shareowners for the six months ended June 30, 2026 includes the following:
•acquisition accounting adjustments of $0.7 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.54.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$8,210	$7,622	$15,812	$14,839
Pratt & Whitney	8,889	7,631	17,062	14,997
Raytheon	8,269	7,001	15,214	13,341
Total segment	25,368	22,254	48,088	43,177
Eliminations and other (1)	(660)	(673)	(1,304)	(1,290)
Consolidated	$24,708	$21,581	$46,784	$41,887
(1)    Includes the operating results of certain smaller operations.
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$1,306	$1,173	$2,613	$2,261
Pratt & Whitney	738	492	1,448	1,072
Raytheon	1,042	805	1,883	1,483
Total segment	3,086	2,470	5,944	4,816
Eliminations and other (1)	98	24	136	36
Corporate expenses and other unallocated items	(70)	(47)	(112)	(85)
FAS/CAS operating adjustment	171	186	343	371
Acquisition accounting adjustments	(474)	(487)	(945)	(957)
Consolidated	$2,811	$2,146	$5,366	$4,181
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

We had the following net EAC adjustments for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Total net EAC adjustments	$(66)	$(117)	$(228)	$(275)
Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $289 billion and $268 billion as of June 30, 2026 and December 31, 2025, respectively. Total backlog includes commercial backlog of $170 billion and $161 billion as of June 30, 2026 and December 31, 2025, and defense backlog of $119 billion and $107 billion as of June 30, 2026 and December 31, 2025, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon segment and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $23 billion and $12 billion for the quarters ended June 30, 2026 and 2025, respectively, and approximately $37 billion and $21 billion for the six months ended June 30, 2026 and 2025, respectively.
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
Collins Aerospace

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$8,210	$7,622	8%	$15,812	$14,839	7%
Operating profit	1,306	1,173	11%	2,613	2,261	16%
Operating profit margins	15.9%	15.4%		16.5%	15.2%
Quarter Ended June 30, 2026 Compared with Quarter Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$981	$(404)	$—	$11	$588
Operating profit	146	(21)	(25)	33	133
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.0 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 primarily relates to higher commercial aerospace OEM sales of $0.5 billion, higher commercial aerospace aftermarket sales of $0.3 billion, and higher defense sales of $0.2 billion. The increase in commercial OEM sales was primarily driven by higher volume on narrowbody and widebody programs and the increase in commercial aftermarket sales was driven by higher volume across all aftermarket sales channels. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 was due to higher commercial aerospace operating profit of $0.2 billion driven by the higher sales volume discussed above. Defense operating profit decreased slightly, principally driven by the impact of mix that more than offset the higher sales volume discussed above. Operating profit was also impacted by higher selling, general and administrative expenses.
The decrease in net sales and operating profit due to acquisitions / divestitures, net in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 relates to the divestitures of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,709	$(787)	$—	$51	$973
Operating profit	253	(54)	97	56	352
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.7 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily relates to higher commercial aerospace OEM sales of $0.8 billion, higher commercial aerospace aftermarket sales of $0.5 billion, and higher defense sales of $0.4 billion. The increase in commercial OEM sales was primarily driven by higher volume on narrowbody and widebody programs and the increase in commercial aftermarket sales was driven by higher volume across all aftermarket sales channels. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.3 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher commercial aerospace operating profit of $0.2 billion primarily due to the volume increases discussed above, partially offset by the impact of higher tariffs. Defense operating profit in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased $0.1 billion as the benefit of higher volume was partially offset by mix. Operating profit was also impacted by higher selling, general and administrative expenses.
The decrease in net sales due to acquisitions / divestitures, net in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 relates to the divestitures of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
The decrease in restructuring costs in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to lower severance related costs recognized in 2026.
Defense Bookings – In the quarter and six months ended June 30, 2026, Collins recorded $2 billion and $5 billion, respectively, in defense bookings, comprised of a number of smaller individual bookings under $0.5 billion.

Pratt & Whitney

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$8,889	$7,631	16%	$17,062	$14,997	14%
Operating profit	738	492	50%	1,448	1,072	35%
Operating profit margins	8.3%	6.4%		8.5%	7.1%
Quarter Ended June 30, 2026 Compared with Quarter Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,274	$—	$—	$(16)	$1,258
Operating profit	121	—	6	119	246
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.3 billion in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, was driven by a $0.9 billion increase in commercial aftermarket sales, primarily reflecting higher volume. Military sales increased $0.5 billion primarily due to higher F135 production volume, which includes the benefit from the Q3 2025 contract award timing. These increases were partially offset by lower commercial OEM sales of $0.1 billion as higher volume was more than offset by mix in large commercial engines.
The organic operating profit increase of $0.1 billion in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025 was primarily driven by higher commercial aerospace operating profit of $0.1 billion. This increase resulted from higher commercial aftermarket volume as discussed above, partially offset by lower commercial OEM operating profit contribution due to the volume and mix discussed above. Organic operating profit also benefited from higher military operating profit of

$0.1 billion driven by the sales volume discussed above and favorable mix. These increases were partially offset by higher selling, general, and administrative expenses of $0.1 billion.
The increase in other operating profit of $0.1 billion in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, primarily relates to the absence of a $0.1 billion charge related to a customer bankruptcy in 2025.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,044	$—	$—	$21	$2,065
Operating profit	232	—	15	129	376
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $2.0 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was driven by higher commercial aftermarket sales of $1.6 billion, primarily reflecting higher volume. The increase also includes higher military sales of $0.6 billion due to higher F135 production volume which includes the benefit from the Q3 2025 contract award timing. These increases were partially offset by a $0.2 billion decrease in commercial OEM sales as higher volume was more than offset by mix in large commercial engines.
The organic operating profit increase of $0.2 billion in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily driven by higher commercial aerospace profit of $0.2 billion. The increase was primarily driven by higher commercial aftermarket volume as discussed above, partially offset by lower commercial OEM operating profit contribution driven by the higher volume and mix, including higher production costs, as discussed above. Organic operating profit also included higher military operating profit of $0.1 billion, driven by F135 production sales discussed above as well as favorable mix. These increases were partially offset by an increase in selling, general, and administrative expenses of $0.1 billion.
The increase in other operating profit of $0.1 billion in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily relates to the absence of a $0.1 billion charge related to a customer bankruptcy in 2025.
Defense Bookings – In the quarter ended June 30, 2026, Pratt & Whitney recorded $1 billion in defense bookings, comprised of a number of smaller individual bookings under $0.5 billion. In the six months ended June 30, 2026, Pratt & Whitney recorded $5 billion in defense bookings. In addition to a number of smaller individual bookings, Pratt & Whitney booked $3.8 billion for F135 production.
Raytheon

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$8,269	$7,001	18%	$15,214	$13,341	14%
Operating profit	1,042	805	29%	1,883	1,483	27%
Operating profit margins	12.6%	11.5%		12.4%	11.1%
Defense Bookings	$19,898	$9,399	112%	$26,533	$13,795	92%
Quarter Ended June 30, 2026 Compared with Quarter Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,256	$—	$—	$12	$1,268
Operating Profit	232	—	3	2	237
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $1.3 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 was primarily due to higher net sales of $0.5 billion from land and air defense systems programs driven by higher net sales on Patriot programs, higher net sales of $0.4 billion from naval power programs primarily driven by higher volume on Standard Missile programs, and higher net sales of $0.2 billion on air and space defense systems programs principally due to higher volume on advanced medium-range air-to-air missile (AMRAAM) programs.

The organic operating profit increase of $0.2 billion in the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 was primarily due to higher volume of approximately $0.1 billion, and a favorable change in mix and other performance of approximately $0.1 billion. The increase in volume was principally driven by the higher net sales discussed above. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs including the timing of contract awards received in the quarter. Operating profit also benefited from a favorable change in net EAC adjustments spread across numerous programs.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$1,844	$—	$—	$29	$1,873
Operating Profit	404	—	(1)	(3)	400
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $1.8 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher net sales of $1.0 billion from land and air defense systems programs driven by higher net sales on Patriot programs, higher net sales of $0.6 billion from naval power programs primarily driven by higher volume on Standard Missile programs, and higher net sales of $0.2 billion on air and space defense systems programs principally due to higher volume on AMRAAM programs.
The organic operating profit increase of $0.4 billion in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher volume of approximately $0.2 billion and a favorable change in mix and other performance of approximately $0.2 billion. The increase in volume was principally driven by the higher net sales discussed above. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs including the timing of contract awards received in the second quarter of 2026. Operating profit also benefited from a favorable change in net EAC adjustments spread across numerous programs.
Defense Backlog and Bookings – Backlog was $86 billion as of June 30, 2026 and $75 billion as of December 31, 2025. In the quarter ended June 30, 2026, Raytheon recorded $20 billion in defense bookings. In addition to a number of smaller individual bookings, Raytheon booked $3.7 billion to provide Patriot GEM-T interceptors for Ukraine, $1.1 billion to provide AIM-9X Sidewinder Block II short-range air-to-air missiles for U.S. and international customers, $1.1 billion to provide AMRAAM to the U.S. Air Force and international customers, $988 million to provide Patriot GEM-T interceptors to Poland through the North Atlantic Treaty Organization (NATO) Support and Procurement Agency (NSPA), $833 million for Evolved SeaSparrow Missiles (ESSM) for the U.S. Navy and international customers, $827 million to provide Lower Tier Air and Missile Defense Sensors (LTAMDS) to the U.S. Army, $821 million for National Advanced Surface-to-Air Missile Systems (NASAMS) for an international customer, $658 million to provide StormBreaker to the U.S. Air Force, U.S. Navy, and international customers, $542 million for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), and $4.1 billion on a number of classified and confidential contracts. In the six months ended June 30, 2026, Raytheon recorded $27 billion in defense bookings. In addition to these bookings above, Raytheon booked $628 million to provide Patriot systems for the Netherlands and $1.6 billion on a number of classified contracts.
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

	Net Sales		Operating Profit
	Quarter Ended June 30,		Quarter Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Eliminations and other	$(660)	$(673)	$98	$24
Corporate expenses and other unallocated items	—	—	(70)	(47)

	Net Sales		Operating Profit
	Six months ended June 30,		Six months ended June 30,
(dollars in millions)	2026	2025	2026	2025
Eliminations and other	$(1,304)	$(1,290)	$136	$36
Corporate expenses and other unallocated items	—	—	(112)	(85)
The increase in eliminations and other operating profit of in the quarter and six months ended June 30, 2026 compared to the quarter and six months ended June 30, 2025 was primarily due to higher gains related to the increase in fair value on investments.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
FAS service cost (expense)	$(29)	$(30)	$(57)	$(60)
CAS expense	200	216	400	431
FAS/CAS operating adjustment	$171	$186	$343	$371
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquired intangibles	$(480)	$(498)	$(959)	$(978)
Amortization of property, plant, and equipment fair value adjustment	(9)	(8)	(17)	(17)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	15	19	31	38
Acquisition accounting adjustments	$(474)	$(487)	$(945)	$(957)
Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$(203)	$(203)	$(405)	$(403)
Pratt & Whitney	(84)	(81)	(167)	(147)
Raytheon	(187)	(203)	(373)	(407)
Total segment	(474)	(487)	(945)	(957)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(474)	$(487)	$(945)	$(957)

LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,305	$7,435
Total debt	37,383	37,904
Total equity	68,116	67,102
Total capitalization (total debt plus total equity)	105,499	105,006
Total debt to total capitalization	35%	36%
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
At June 30, 2026, we had cash and cash equivalents of $8.3 billion, of which approximately 27% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
Our ability to access global debt markets and the related cost of these borrowings depends on the strength of our credit rating and market conditions. In May 2026, our S&P Global rating was affirmed and our outlook was revised from BBB+/stable to BBB+/positive. In February 2026, our Moody’s Investors Service outlook improved from Baa1/stable to Baa1/positive. Though the Company expects to continue having adequate access to funds, declines in our credit ratings or Company outlook could result in higher borrowing costs.
As of June 30, 2026, we had a revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2028. As of June 30, 2026, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of June 30, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At June 30, 2026, we had no commercial paper borrowings outstanding.
We made the following repayment of long-term debt during the six months ended June 30, 2026:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2026	5.000% notes due 2026	$500
We have an existing universal shelf registration statement, which we filed with the Securities and Exchange Commission (SEC) on September 18, 2025, for an indeterminate amount of debt and equity securities for future issuance, subject to our internal limitations on the amount of debt to be issued under this shelf registration statement.
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
Cash Flow - Operating Activities

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash flows provided by operating activities	$5,402	$1,763
Cash flows provided by operating activities increased by $3.6 billion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to higher net income after adjustments to reconcile to net cash provided by operating activities driven by our segment performance and favorable changes in net working capital.

The favorable changes in net working capital were primarily driven by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by an increase in net contract assets and contract liabilities. The decrease in accounts receivable was primarily due to timing of collections, including factoring, as a result of increased sales volume, as discussed below. The increase in accounts payable and accrued liabilities was driven by the timing of payments and higher material purchases. The change in net contract assets and contract liabilities resulted from higher sales in excess of billings in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily at Pratt & Whitney.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $1.5 billion increase in cash provided by operating activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
We made tax payments, net of refunds of $0.7 billion in both the six months ended June 30, 2026 and 2025.
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
Cash Flow - Investing Activities

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash flows used in investing activities	$(1,552)	$(1,187)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The change in cash flows used in investing activities in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily related to increased capital expenditures of $0.2 billion and lower receipts from settlements of derivative contracts of $0.1 billion.
Cash Flow - Financing Activities

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Net cash flows used in financing activities	$(2,909)	$(1,409)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $1.5 billion change in cash flows used in financing activities in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by the absence of proceeds from commercial paper borrowings of $1.4 billion in the six months ended June 30, 2025. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on borrowings and lines of credit.
At June 30, 2026, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
On April 30, 2026, the Board of Directors declared a dividend of $0.73 per share payable June 11, 2026 to shareowners of record at the close of business on May 22, 2026. On June 26, 2026, the Board of Directors declared a dividend of $0.73 per share payable September 3, 2026 to shareowners of record at the close of business on August 14, 2026.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the six months ended June 30, 2026. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2025 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Senior Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•cybersecurity, including cyber-attacks on RTX’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2026.

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
We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended June 30, 2026, we did not repurchase shares outside of the program.

Item 5.        Other Information
During the quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

RTX CORPORATION (Registrant)

Dated:	July 23, 2026	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	July 23, 2026	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Senior Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)