Form 10-Q
period 2026-09-30
RTX Corp
filed 2026-10-20
CIK 101829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
 ____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
At September 30, 2026, there were 1,349,440,548 shares of Common Stock outstanding.

RTX CORPORATION
AND SUBSIDIARIES
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net Sales:
Products sales	$18,258	$16,264	$51,967	$46,406
Services sales	6,707	6,214	19,782	17,959
Total net sales	24,965	22,478	71,749	64,365
Costs and Expenses:
Cost of sales - products	14,484	13,593	42,286	38,865
Cost of sales - services	4,676	4,305	13,931	12,428
Research and development	711	684	2,064	2,018
Selling, general, and administrative	1,918	1,436	5,052	4,457
Total costs and expenses	21,789	20,018	63,333	57,768
Other income, net	161	63	287	107
Operating profit	3,337	2,523	8,703	6,704
Non-operating expense (income), net:
Non-service pension income	(345)	(364)	(1,048)	(1,081)
Interest expense, net	381	449	1,188	1,349
Total non-operating expense, net	36	85	140	268
Income before income taxes	3,301	2,438	8,563	6,436
Income tax expense	593	432	1,449	1,080
Net income	2,708	2,006	7,114	5,356
Less: Noncontrolling interest in subsidiaries’ earnings	125	88	333	246
Net income attributable to common shareowners	$2,583	$1,918	$6,781	$5,110

Earnings Per Share attributable to common shareowners:
Basic	$1.91	$1.43	$5.02	$3.81
Diluted	1.89	1.41	4.96	3.77
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$2,708	$2,006	$7,114	$5,356
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	33	16	(319)	1,378
Pension and postretirement benefit plans adjustments	(32)	(12)	(64)	(268)
Change in unrealized cash flow hedging	(10)	(65)	(258)	217
Other comprehensive (loss) income, before tax	(9)	(61)	(641)	1,327
Income tax benefit (expense) related to items of other comprehensive (loss) income	10	20	51	(4)
Other comprehensive income (loss), net of tax	1	(41)	(590)	1,323
Comprehensive income	2,709	1,965	6,524	6,679
Less: Comprehensive income attributable to noncontrolling interest	125	88	333	246
Comprehensive income attributable to common shareowners	$2,584	$1,877	$6,191	$6,433
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(dollars in millions)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$9,173	$7,435
Accounts receivable, net	14,681	14,701
Contract assets, net	18,701	17,092
Inventory, net	14,953	13,364
Other assets, current	8,561	7,740
Total current assets	66,069	60,332
Customer financing assets	1,880	2,132
Fixed assets	36,725	35,335
Accumulated depreciation	(19,490)	(18,467)
Fixed assets, net	17,235	16,868
Operating lease right-of-use assets	1,770	1,887
Goodwill	52,969	53,343
Intangible assets, net	30,652	31,845
Other assets	6,021	4,672
Total assets	$176,596	$171,079
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current Liabilities
Short-term borrowings	$210	$204
Accounts payable	17,803	15,895
Accrued employee compensation	3,155	3,308
Other accrued liabilities	14,801	14,350
Contract liabilities	21,550	21,615
Long-term debt currently due	5,679	3,412
Total current liabilities	63,198	58,784
Long-term debt	31,490	34,288
Operating lease liabilities, non-current	1,495	1,602
Future pension and postretirement benefit obligations	1,913	2,067
Other long-term liabilities	7,508	7,200
Total liabilities	105,604	103,941
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	28	36
Shareowners’ Equity:
Common stock	38,673	38,126
Treasury stock	(26,712)	(26,881)
Retained earnings	60,597	56,718
Accumulated other comprehensive loss	(3,308)	(2,718)
Total shareowners’ equity	69,250	65,245
Noncontrolling interest	1,714	1,857
Total equity	70,964	67,102
Total liabilities, redeemable noncontrolling interest, and equity	$176,596	$171,079
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Operating Activities:
Net income	$7,114	$5,356
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,218	3,219
Deferred income tax provision	60	598
Stock compensation cost	455	337
Net periodic pension and other postretirement income	(920)	(956)
Share-based 401(k) matching contributions	474	435
Change in:
Accounts receivable	377	(1,488)
Contract assets	(2,184)	(2,124)
Inventory	(1,686)	(1,015)
Other current assets	(974)	(979)
Accounts payable and accrued liabilities	2,753	2,096
Contract liabilities	(688)	1,329
Other operating activities, net	271	(406)
Net cash flows provided by operating activities	8,270	6,402
Investing Activities:
Capital expenditures	(1,964)	(1,657)
Dispositions of businesses, net of cash transferred	—	1,188
Increase in other intangible assets	(229)	(347)
Receipts from settlements of derivative contracts, net	8	187
Other investing activities, net	(224)	(87)
Net cash flows used in investing activities	(2,409)	(716)
Financing Activities:
Repayment of long-term debt	(526)	(2,289)
Dividends paid	(2,882)	(2,660)
Repurchase of common stock	—	(50)
Other financing activities, net	(677)	(333)
Net cash flows used in financing activities	(4,085)	(5,332)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	44
Net increase in cash, cash equivalents, and restricted cash	1,760	398
Cash, cash equivalents, and restricted cash, beginning of period	7,470	5,606
Cash, cash equivalents, and restricted cash, end of period	9,230	6,004
Less: Restricted cash, included in Other assets, current and Other assets	57	38
Cash and cash equivalents, end of period	$9,173	$5,966
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts; shares in thousands)	2026	2025	2026	2025
Equity beginning balance	$68,116	$64,206	$67,102	$61,923
Common Stock
Beginning balance	38,424	37,680	38,126	37,434
Common stock plans activity	159	119	242	225
Share-based 401(k) matching contributions	90	70	305	210
Ending balance	38,673	37,869	38,673	37,869
Treasury Stock
Beginning balance	(26,758)	(26,995)	(26,881)	(27,112)
Share-based 401(k) matching contributions	46	58	169	225
Common stock repurchased	—	—	—	(50)
Ending balance	(26,712)	(26,937)	(26,712)	(26,937)
Retained Earnings
Beginning balance	58,020	54,104	56,718	53,589
Net income attributable to common shareholders	2,583	1,918	6,781	5,110
Dividends on common stock	—	—	(2,762)	(2,543)
Dividends on ESOP common stock	—	—	(120)	(117)
Other	(6)	(8)	(20)	(25)
Ending balance	60,597	56,014	60,597	56,014
Accumulated Other Comprehensive Loss
Beginning balance	(3,309)	(2,391)	(2,718)	(3,755)
Other comprehensive (loss) income, net of tax	1	(41)	(590)	1,323
Ending balance	(3,308)	(2,432)	(3,308)	(2,432)
Noncontrolling Interest
Beginning balance	1,739	1,808	1,857	1,767
Net income	125	88	333	246
Less: Redeemable noncontrolling interest net income	—	(2)	(1)	(8)
Dividends attributable to noncontrolling interest	(150)	(49)	(475)	(160)
Ending balance	1,714	1,845	1,714	1,845
Equity at September 30	$70,964	$66,359	$70,964	$66,359
Supplemental share information
Shares of common stock issued under employee plans, net	1,024	1,400	4,737	5,838
Shares of common stock repurchased	—	—	—	396
Treasury shares reissued related to 401(k) matching contributions	658	830	2,415	3,206
Dividends declared per share of common stock	$—	$—	$2.14	$1.99
See accompanying Notes to Condensed Consolidated Financial Statements

RTX CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation
The Condensed Consolidated Financial Statements at September 30, 2026 and for the quarters and nine months ended September 30, 2026 and 2025 are unaudited, and in the opinion of management include adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. The results reported in these Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our 2025 Annual Report on Form 10-K.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the periods as of September 30, 2026 and 2025, and to the quarters and nine months ended September 30, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of September 27, 2026 and September 28, 2025, respectively.
Note 2: Acquisitions and Dispositions
Dispositions. On June 19, 2026, we entered into a definitive agreement to sell our Blue Canyon Technologies (BCT) business within our Raytheon segment for proceeds of approximately $0.6 billion. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.
On July 21, 2025, we completed the sale of the actuation and flight control business within our Collins segment for gross proceeds of $1.8 billion. Cash received of $1.6 billion, net of cash transferred, included amounts attributable to continuing service agreements supporting the buyer post-closing. The sale resulted in a pre-tax gain of $0.1 billion in the third quarter ended September 30, 2025, which was recorded in Other income, net within the Condensed Consolidated Statement of Operations.
Note 3: Goodwill and Intangible Assets
Goodwill. Changes in our goodwill balances for the nine months ended September 30, 2026 were as follows:

(dollars in millions)	Balance as of December 31, 2025	Acquisitions and Divestitures	Foreign Currency Translation and Other	Balance as of September 30, 2026
Collins Aerospace	$32,776	$—	$(182)	$32,594
Pratt & Whitney	1,563	14	—	1,577
Raytheon (1)	18,987	(207)	1	18,781
Total Segments	53,326	(193)	(181)	52,952
Eliminations and other	17	—	—	17
Total	$53,343	$(193)	$(181)	$52,969
(1)    The reduction related to Acquisitions and Divestitures includes the reclassification of goodwill to assets held for sale and presented in Other assets, current within the Condensed Consolidated Balance Sheet during the quarter ended June 30, 2026.

Intangible Assets. Identifiable intangible assets are comprised of the following:

	September 30, 2026		December 31, 2025
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized:
Collaboration assets	$6,308	$(2,628)	$6,234	$(2,374)
Exclusivity assets	4,246	(289)	3,980	(258)
Developed technology and other	1,128	(768)	1,192	(758)
Customer relationships	29,234	(15,048)	29,338	(13,989)
	40,916	(18,733)	40,744	(17,379)
Indefinite-lived:
Trademarks and other	8,469	—	8,480	—
Total	$49,385	$(18,733)	$49,224	$(17,379)
Amortization of intangible assets for the quarters and nine months ended September 30, 2026 and 2025 was $496 million and $1,484 million and $520 million and $1,529 million, respectively. The following is the expected amortization of intangible assets for the remainder of 2026 through 2031:

(dollars in millions)	Remaining 2026	2027	2028	2029	2030	2031
Amortization expense	$460	$1,884	$1,795	$1,638	$1,606	$1,593
Note 4: Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to common shareowners	$2,583	$1,918	$6,781	$5,110
Basic weighted average number of shares outstanding	1,352.2	1,343.1	1,350.2	1,340.2
Stock awards and equity units (share equivalent)	15.9	15.3	15.6	14.5
Diluted weighted average number of shares outstanding	1,368.1	1,358.4	1,365.8	1,354.7
Earnings Per Share attributable to common shareowners:
Basic	$1.91	$1.43	$5.02	$3.81
Diluted	1.89	1.41	4.96	3.77
The computation of diluted earnings per share (EPS) excludes the effect of the potential exercise of stock awards, including stock appreciation rights and stock options, when the average market price of the common stock is lower than the exercise price of the related stock awards during the period because the effect would be anti-dilutive. In addition, the computation of diluted EPS excludes the effect of the potential release or exercise of stock awards when the awards’ assumed proceeds exceed the average market price of the common shares during the period. For the quarter and nine months ended September 30, 2026, the number of stock awards excluded from the computation was 1.2 million and 1.7 million, respectively. For the quarter and nine months ended September 30, 2025, the number of stock awards excluded from the computation was 0.7 million and 1.9 million, respectively.
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
Net EAC adjustments had the following impact on our operating results:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Total net sales	$92	$(18)	$(38)	$(163)
Operating profit	48	(35)	(180)	(310)
Net income attributable to common shareowners (1)	38	(28)	(142)	(245)
Diluted earnings per share attributable to common shareowners (1)	$0.03	$(0.02)	$(0.10)	$(0.18)
(1)     Amounts reflect a U.S. statutory tax rate of 21%, which approximates our tax rate on our EAC adjustments.
Note 6: Accounts Receivable, Net
Accounts receivable, net consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Accounts receivable	$15,096	$15,041
Allowance for expected credit losses	(415)	(340)
Total accounts receivable, net	$14,681	$14,701
Note 7: Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billings. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities were as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Contract assets	$19,640	$17,768
Allowance for expected credit losses	(939)	(676)
Contract assets, net	18,701	17,092
Contract liabilities	(21,550)	(21,615)
Net contract liabilities	$(2,849)	$(4,523)
Contract assets, net increased $1.6 billion during the nine months ended September 30, 2026 primarily due to sales in excess of billings on certain contracts at Pratt & Whitney and Raytheon. The allowance for expected credit losses increased $0.3 billion in the nine months ended September 30, 2026, primarily driven by a customer bankruptcy recorded at Pratt & Whitney in the third quarter of 2026, partially offset by a write-off related to unrecoverable contract assets reserved in a prior year. Contract liabilities decreased $0.1 billion during the nine months ended September 30, 2026 primarily due to sales in excess of advances received and billings on certain contracts at Pratt & Whitney and Raytheon. We recognized revenue of $2.3 billion and $8.3 billion during the quarter and nine months ended September 30, 2026 related to contract liabilities outstanding as of January 1,

2026 and recognized revenue of $1.5 billion and $6.5 billion during the quarter and nine months ended September 30, 2025, related to contract liabilities outstanding as of January 1, 2025.
Note 8: Inventory, net
Inventory, net consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
Raw materials	$5,370	$4,673
Work-in-process	4,976	4,554
Finished goods	4,607	4,137
Total inventory, net	$14,953	$13,364
Note 9: Borrowings and Lines of Credit
In August 2026, we renewed our revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2031. As of September 30, 2026, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2026 and December 31, 2025, we had no commercial paper borrowings outstanding. There were no new borrowings or repayments of commercial paper with maturities greater than 90 days during the nine months ended September 30, 2026 and 2025.
We made the following repayments of long-term debt during the nine months ended September 30, 2026 and 2025:

Date	Description of Notes	Aggregate Principal Balance (in millions)
February 27, 2026	5.000% notes due 2026	$500
August 18, 2025	3.950% notes due 2025	1,500
May 7, 2025	3 Month SOFR plus 1.225% term loan due 2025	750
Long-term debt consisted of the following:

(dollars in millions)	September 30, 2026	December 31, 2025
5.000% notes due 2026 (1)	$—	$500
2.650% notes due 2026 (1)	719	719
3 Month SOFR plus 1.225% term loan due 2026	900	900
5.750% notes due 2026 (1)	1,250	1,250
3.125% notes due 2027 (1)	1,100	1,100
3.500% notes due 2027 (1)	1,300	1,300
7.200% notes due 2027 (1)	382	382
7.100% notes due 2027	135	135
6.700% notes due 2028	285	285
7.000% notes due 2028 (1)	185	185
4.125% notes due 2028 (1)	3,000	3,000
5.750% notes due 2029 (1)	500	500
7.500% notes due 2029 (1)	414	414
2.150% notes due 2030 (€500 million principal value) (1)	570	587
2.250% notes due 2030 (1)	1,000	1,000
6.000% notes due 2031 (1)	1,000	1,000
1.900% notes due 2031 (1)	1,000	1,000
2.375% notes due 2032 (1)	1,000	1,000

(dollars in millions)	September 30, 2026	December 31, 2025
5.150% notes due 2033 (1)	1,250	1,250
6.100% notes due 2034 (1)	1,500	1,500
5.400% notes due 2035 (1)	446	446
6.050% notes due 2036 (1)	410	410
6.800% notes due 2036 (1)	117	117
7.000% notes due 2038	148	148
6.125% notes due 2038 (1)	575	575
4.450% notes due 2038 (1)	750	750
5.700% notes due 2040 (1)	553	553
4.875% notes due 2040 (1)	600	600
4.700% notes due 2041 (1)	425	425
4.500% notes due 2042 (1)	3,500	3,500
4.800% notes due 2043 (1)	400	400
4.200% notes due 2044 (1)	300	300
4.150% notes due 2045 (1)	850	850
3.750% notes due 2046 (1)	1,100	1,100
4.050% notes due 2047 (1)	600	600
4.350% notes due 2047 (1)	1,000	1,000
4.625% notes due 2048 (1)	1,750	1,750
3.125% notes due 2050 (1)	1,000	1,000
2.820% notes due 2051 (1)	1,000	1,000
3.030% notes due 2052 (1)	1,100	1,100
5.375% notes due 2053 (1)	1,250	1,250
6.400% notes due 2054 (1)	1,750	1,750
Other (including finance leases)	139	146
Total principal long-term debt	37,253	37,777
Other (fair market value adjustments, (discounts)/premiums, and debt issuance costs)	(84)	(77)
Total long-term debt	37,169	37,700
Less: current portion	5,679	3,412
Long-term debt, net of current portion	$31,490	$34,288
(1)    We may redeem these notes, in whole or in part, at our option pursuant to their terms prior to the applicable maturity date.
The average maturity of our long-term debt as of September 30, 2026 is approximately 12 years.
Note 10: Employee Benefit Plans
Pension and Postretirement Plans. We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement benefit (PRB) plans and defined contribution plans.
Contributions to our plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Defined contribution plans	$334	$316	$1,154	$1,057
The amounts recognized in the Condensed Consolidated Balance Sheet consist of:

(dollars in millions)	September 30, 2026	December 31, 2025
Non-current pension assets (included in Other assets)	$3,216	$2,339
Current pension and PRB liabilities (included in Accrued employee compensation)	227	228
Future pension and postretirement benefit obligations	1,913	2,067

The amounts recognized in Future pension and postretirement benefit obligations consist of:

(dollars in millions)	September 30, 2026	December 31, 2025
Non-current pension liabilities	$1,389	$1,510
Non-current PRB liabilities	454	501
Other pension and PRB related items	70	56
Future pension and postretirement benefit obligations	$1,913	$2,067
The components of net periodic income for our defined pension plans were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Operating expense
Service cost	$41	$42	$123	$126
Non-operating expense (income)
Interest cost	507	587	1,521	1,756
Expected return on plan assets	(835)	(922)	(2,507)	(2,760)
Amortization of prior service credit	(33)	(32)	(97)	(107)
Recognized actuarial net loss	11	5	33	15
Net settlement, curtailment, and special termination benefit loss (gain)	3	—	1	14
Non-service pension income	(347)	(362)	(1,049)	(1,082)
Total net periodic pension income	$(306)	$(320)	$(926)	$(956)
We have set aside assets in separate trusts, which we expect to be used to pay for certain nonqualified defined benefit and defined contribution plan obligations in excess of qualified plan limits. These assets are included in Other assets in our Condensed Consolidated Balance Sheet. The fair value of marketable securities held in trusts was as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Marketable securities held in trusts	$707	$750
Note 11: Income Taxes
Our effective tax rate for the quarter and nine months ended September 30, 2026 was 18.0% and 16.9%, respectively, as compared to 17.7% and 16.8% for the quarter and nine months ended September 30, 2025.
The effective tax rate for the quarter and nine months ended September 30, 2026 compared to the quarter and nine months ended September 30, 2025 are relatively consistent. The effective tax rate for the quarter and nine months ended September 30, 2026 includes a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income benefit resulting from the U.S. tax legislation enacted in 2025. The effective tax rate for the quarter and nine months ended September 30, 2025 includes tax benefits for certain legal entity reorganizations partially offset by tax expense due to the sale of the Collins actuation and flight control business.
We conduct business globally and, as a result, RTX or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including the United States and other jurisdictions, such as Canada, China, France, Germany, India, Poland, Singapore, Switzerland, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2014.
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
The present value of the aggregate notional principal of our outstanding foreign currency hedges was $25 billion and $26 billion at September 30, 2026 and December 31, 2025, respectively. The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments:

(dollars in millions)	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$213	$357
	Other accrued liabilities	289	254
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets, current	$5	$79
	Other accrued liabilities	101	11
At September 30, 2026, all derivative contracts accounted for as cash flow hedges will mature by May 2036. Cash receipts or payments on derivatives designated as cash flow hedges are recorded in Other operating activities, net within the Condensed Consolidated Statement of Cash Flows. The Company utilizes the critical terms match method for cash flow hedges in assessing derivatives for hedge effectiveness. Gains or losses attributable to cash flow hedging contract activity are primarily recorded as a component of Products sales when reclassified from Accumulated other comprehensive loss.
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
As of September 30, 2026, a portion of our €500 million euro-denominated long-term debt was designated as a net investment hedge against our investments in European businesses.
The effect of cash flow hedging and net investment hedging relationships on Accumulated other comprehensive loss and on the Condensed Consolidated Statement of Operations in the quarters and nine months ended September 30, 2026 and 2025 are presented in “Note 17: Equity.” The hedged items and derivatives designated as hedging instruments are highly effective.
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
Note 13: Fair Value Measurements
The following tables provide the valuation hierarchy classification of assets and liabilities that are carried at fair value and measured on a recurring basis in our Condensed Consolidated Balance Sheet:

	September 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$707	$636	$71	$—
Derivative assets	218	—	218	—
Derivative liabilities	390	—	390	—

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Marketable securities held in trusts	$750	$676	$74	$—
Derivative assets	436	—	436	—
Derivative liabilities	265	—	265	—
Valuation Techniques. Our derivative assets and liabilities include foreign exchange contracts that are measured at fair value using internal models based on observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks.
As of September 30, 2026, there has not been any significant impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
The following table provides carrying amounts and fair values of financial instruments that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2026		December 31, 2025
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding finance leases)	$37,106	$32,932	$37,627	$35,733
The following tables provide the valuation hierarchy classification of assets and liabilities that are not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 30, 2026
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$32,932	$—	$31,977	$955

	December 31, 2025
(dollars in millions)	Total	Level 1	Level 2	Level 3
Long-term debt (excluding finance leases)	$35,733	$—	$34,800	$933
The fair value of our Short-term borrowings approximates the carrying value due to their short-term nature and is classified as level 3 within the fair value hierarchy.
In addition to the financial instruments listed in the tables above, we also make strategic investments through RTX Ventures in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early‑stage companies and may be in the form of convertible debt or equity investments. Most of these investments are in equity securities without readily determinable fair values. These securities are measured at cost with adjustments recorded for observable price changes. The carrying amounts of the investments were approximately $0.6 billion and $0.3 billion at September 30, 2026 and December 31, 2025, respectively. Net gains recorded due to adjustments in valuation and/or sales of investments were $0.2 billion the quarter ended September 30, 2026 and $0.3 billion for the nine months ended September 30, 2026.
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

(dollars in millions)	September 30, 2026	December 31, 2025
Current assets	$16,511	$14,703
Non-current assets	1,299	1,191
Total assets	$17,810	$15,894
Current liabilities	$17,635	$16,265
Non-current liabilities	82	116
Total liabilities	$17,717	$16,381
Note 15: Guarantees
We extend a variety of financial, market value, and product performance guarantees to third parties. These instruments expire on various dates through 2062. Additional guarantees of project performance for which there is no stated value also remain outstanding. A portion of our third party guarantees are subject to indemnification for our benefit for any liabilities that could arise. As of September 30, 2026 and December 31, 2025, the following financial guarantees were outstanding:

	September 30, 2026		December 31, 2025
(dollars in millions)	Maximum Potential Payment	Carrying Amount of Liability	Maximum Potential Payment	Carrying Amount of Liability
Commercial aerospace financing arrangements	$23	$—	$106	$—
Third party guarantees	230	—	248	—
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
The changes in the carrying amount of service and product warranties and product performance guarantees for the nine months ended September 30, 2026 and 2025 were as follows:

(dollars in millions)	2026	2025
Balance as of January 1	$1,035	$993
Warranties and performance guarantees issued	165	219
Settlements	(170)	(208)
Other	(8)	6
Balance as of September 30	$1,022	$1,010
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
Environmental. Our operations are subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. We do not expect any additional liability to have a material adverse effect on our results of operations, financial condition, or liquidity. As of both September 30, 2026 and December 31, 2025, we had $0.8 billion reserved for environmental remediation.
Commercial Aerospace Financing and Other Commitments. We had commercial aerospace financing commitments and other contractual commitments of approximately $12 billion and $13 billion as of September 30, 2026 and December 31, 2025, respectively, on a gross basis before reduction for our collaboration partners’ share. Aircraft financing commitments, in the form of debt or lease financing, are provided to certain commercial aerospace customers. The extent to which the financing commitments will be utilized is not currently known, since customers may be able to obtain more favorable terms from other financing sources. We may also arrange for third-party investors to assume a portion of these commitments. The majority of financing commitments are collateralized arrangements. We may also pay deposits on behalf of our customers to secure production slots with the airframers (pre-delivery payments). Our financing commitments with customers are contingent upon maintenance of certain levels of financial condition by our customers. Associated risks on these commitments are mitigated due to the fact that interest rates are variable during the commitment term and are set at the date of funding based on current market conditions, the fair value of the underlying collateral, and the creditworthiness of our customers. As a result, the fair value of these financing commitments is expected to equal the amounts funded.
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
Other Financing Arrangements. We have entered into standby letters of credit and surety bonds with financial institutions to meet various bid, performance, warranty, retention, guarantee, and advance payment obligations for us or our affiliates. We enter into these agreements to assist certain affiliates in obtaining financing on more favorable terms, making bids on contracts, and performing their contractual and other obligations. The stated values of these letters of credit agreements and surety bonds totaled $4.2 billion as of September 30, 2026.
Offset / Industrial Participation Obligations. We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2026, the aggregate amount of these agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $13 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training, and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.
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
Related to the DPAs, FCA settlement agreement, and CA, on September 21, 2026, Raytheon Company and the Company entered into an Administrative Agreement (AA) with the Department of the Navy (DON) Acquisition Integrity Office (AIO), where DON officials determined that suspension or debarment proceedings are not necessary to protect the U.S. government’s interests. During the AA’s three-year term, Raytheon Company and the Company are required to undertake certain cooperation and disclosure obligations consistent with the obligations of the DPAs, FCA settlement agreement, and CA. The independent compliance monitor engaged in April 2026 pursuant to the DPAs and SEC Administrative Order will also act as the independent compliance monitor as required by the AA. During the term of the AA, Raytheon Company and the Company remain eligible to receive U.S. government contracts.
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
The charge recorded in the third quarter of 2023 resulted in a net increase in Other accrued liabilities of $2.8 billion, which principally related to our 51% share of an accrual for expected customer compensation. At September 30, 2026 and December 31, 2025, we had other accrued liabilities of $0.2 billion and $0.7 billion, respectively, related to expected compensation to customers. The decrease in the accrual during the nine months ended September 30, 2026 was primarily due to customer compensation in the form of credits issued to customers during the period.
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
Cost Accounting Standards Claims
As previously disclosed, in April 2019, a Divisional Administrative Contracting Officer (DACO) of the United States DCMA asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $1.7 billion plus interest ($1.6 billion at September 30, 2026). The claim is based on Pratt & Whitney’s alleged noncompliance with Cost Accounting Standards (CAS) from January 1, 2007 to March 31, 2019, due to its method of allocating independent research and development costs to government contracts. Pratt & Whitney believes that the claim is without merit and filed an appeal to the ASBCA on June 7, 2019. On September 30, 2024, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that Pratt & Whitney was noncompliant with CAS due to its method of allocating independent research and development costs to government contracts from April 1, 2019 to December 31, 2023. The second claim demands payment of $1.1 billion plus interest ($490 million at September 30, 2026). Pratt & Whitney believes the second claim is without merit and filed an appeal to the ASBCA on October 15, 2024.
As previously disclosed, in December 2013, a DCMA DACO asserted a claim against Pratt & Whitney to recover alleged overpayments of approximately $177 million plus interest ($229 million at September 30, 2026). The claim is based on Pratt & Whitney’s alleged noncompliance with CAS from January 1, 2005 to December 31, 2012, due to its method of determining the cost of collaborator parts used in the calculation of material overhead costs for government contracts. In 2014, Pratt & Whitney filed an appeal to the ASBCA. An evidentiary hearing was held and completed in June 2019. On November 22, 2021, the ASBCA issued its written decision sustaining in part and denying in part Pratt & Whitney’s appeal. The ASBCA rejected the DCMA’s asserted measure of the cost of collaborator parts, and ruled substantially in Pratt & Whitney’s favor on other liability issues. The ASBCA remanded the appeal to the parties for resolution of damages issues, which could require further proceedings at the ASBCA. On December 23, 2021, the DCMA filed a motion with the ASBCA seeking partial reconsideration of the November 22, 2021 decision. The motion for reconsideration was denied on August 29, 2022. On December 23, 2022, the government filed an appeal to the United States Court of Appeals for the Federal Circuit (CAFC). On December 5, 2025, the CAFC issued an opinion which dismissed in part the government’s appeal for lack of jurisdiction, reversed in part the ASBCA’s November 22, 2021 decision with respect to the enforceability of a provision within a 2006 agreement between DCMA and Pratt & Whitney, and remanded the case to the ASBCA for further proceedings. We continue to believe that the ASBCA’s rejection of the DCMA’s asserted measure of the cost of collaborator parts is well supported in fact and law. In December 2018, a DCMA DACO issued a second claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2013 through 2017. This second claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s November 22, 2021 decision, demands payment of $269 million plus interest ($210 million at September 30, 2026). Pratt & Whitney appealed this second claim to the ASBCA in January 2019. In December 2023, a DCMA DACO issued a third claim against Pratt & Whitney that similarly alleges that its method of determining the cost of collaborator parts does not comply with the CAS for calendar years 2018 through 2022. This third claim, which asserts the same measure of the cost of collaborator parts rejected by the ASBCA’s prior decision, demands payment of $277 million plus interest ($125 million at September 30, 2026). Pratt & Whitney appealed this third claim to the ASBCA at the end of December 2023. Although subject to further litigation at the ASBCA and potentially further appellate proceedings, we continue to believe that the November 22, 2021 decision in the first claim will apply with equal legal effect to the second and third claims. Accordingly, we believe that the amounts demanded by the DCMA as set forth in the three claims are without legal basis and that any damages owed to the U.S. government for the three claims will not have a material adverse effect on our results of operations, financial condition, or liquidity.
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
In addition, as described in “Government Oversight” above, on September 21, 2026, Raytheon Company and the Company entered into an AA with the DON AIO related to DPA-1, DPA-2 and the FCA settlement agreement discussed in “DOJ Investigation and Contract Pricing Disputes” below, and the CA discussed in “Trade Compliance Matters” below.
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
In addition, as described in “Government Oversight” above, on September 21, 2026, Raytheon Company and the Company entered into an AA with the DON AIO related to DPA-2 and the FCA settlement agreement, DPA-1 discussed in “Thales Raytheon Systems and Related Matters” above, and the CA discussed in “Trade Compliance Matters” below.
The Company does not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.
Trade Compliance Matters
From time to time, we identify, investigate, remediate, and voluntarily disclose violations or potential violations of the ITAR and EAR to the relevant regulators. In May 2024, the DOS Office of Defense Trade Controls Compliance (DTCC) informed the Company of its intent to seek administrative penalties for alleged violations of the AECA and the ITAR. The DTCC informed us that it considers certain of our voluntary disclosures, primarily identified in connection with the integration of Rockwell Collins and, to a lesser extent, Raytheon Company, filed since 2019 to reflect deficiencies warranting a civil penalty. On August 29, 2024, the Company entered into a CA with the DOS to resolve these matters. The CA settles certain AECA and ITAR compliance matters with the DTCC and the Directorate of Defense Trade Controls. The CA has a three-year term and provides for: (i) a civil penalty of $200 million, $100 million of which is suspended on the condition that such amount is applied to DTCC-approved remedial compliance measures; (ii) the appointment of an external Special Compliance Officer (SCO) to oversee compliance with the CA, the AECA, and the ITAR; (iii) an external audit of the Company’s AECA and ITAR compliance program; and (iv) implementation of additional remedial compliance measures related to AECA and ITAR compliance. The $100 million portion of the settlement that is not subject to suspension has been paid in full. As previously disclosed, the Company has determined that there is a probable risk of liability for potential penalties related to other export compliance matters which have been voluntarily disclosed to the cognizant regulators, but which are not subject to the CA. We have $185 million accrued in the aggregate as of September 30, 2026 for these matters and the matters being resolved pursuant to the CA. We are currently unable to estimate the timing or outcome of the other voluntarily disclosed export compliance matters that are not subject to the CA.
In addition, as described in “Government Oversight” above, on September 21, 2026, Raytheon Company and the Company entered into an AA with the DON AIO related to the CA, DPA-1 discussed in “Thales Raytheon Systems and Related Matters” above, and DPA-2 and the FCA settlement agreement discussed in “DOJ Investigation and Contract Pricing Disputes” above.
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

Note 17: Equity
Accumulated Other Comprehensive Loss. A summary of the changes in each component of Accumulated other comprehensive loss, net of tax for the quarters and nine months ended September 30, 2026 and 2025 is provided below:

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2026
Balance at June 30, 2026	$116	$(3,323)	$(102)	$(3,309)
Other comprehensive income (loss) before reclassifications, net	33	(6)	(3)	24
Amounts reclassified, pre-tax	—	(26)	(7)	(33)
Tax benefit (expense)	4	6	—	10
Balance at September 30, 2026	$153	$(3,349)	$(112)	$(3,308)

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$492	$(3,304)	$94	$(2,718)
Other comprehensive (loss) income before reclassifications, net	(319)	11	(232)	(540)
Amounts reclassified, pre-tax	—	(75)	(26)	(101)
Tax (expense) benefit	(20)	19	52	51
Balance at September 30, 2026	$153	$(3,349)	$(112)	$(3,308)
(1)The amount of foreign currency translation recognized in Other Comprehensive (Loss) Income (OCI) includes gains (losses) relating to net investment hedges, as further discussed in “Note 12: Financial Instruments”.

(dollars in millions)	Foreign Currency Translation (1)	Defined Benefit Pension and Postretirement Plans	Unrealized Hedging Gains (Losses)	Accumulated Other Comprehensive Loss
Quarter Ended September 30, 2025
Balance at June 30, 2025	$414	$(2,896)	$91	$(2,391)
Other comprehensive income (loss) before reclassifications, net	29	20	(57)	(8)
Amounts reclassified, pre-tax	(13)	(32)	(8)	(53)
Tax benefit (expense)	(1)	7	14	20
Balance at September 30, 2025	$429	$(2,901)	$40	$(2,432)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(949)	$(2,679)	$(127)	$(3,755)
Other comprehensive income (loss) before reclassifications, net	1,391	(159)	202	1,434
Amounts reclassified, pre-tax	(13)	(109)	15	(107)
Tax benefit (expense)	—	46	(50)	(4)
Balance at September 30, 2025	$429	$(2,901)	$40	$(2,432)
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
Results for the quarters ended September 30, 2026 and 2025 are as follows:

	2026
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$8,382	$(309)	$(6,284)	$1,789	21.3%
Pratt & Whitney	9,231	(266)	(8,357)	608	6.6%
Raytheon	8,031	(138)	(6,760)	1,133	14.1%
Total segment	25,644	$(713)	$(21,401)	3,530	13.8%
Eliminations and other (2)	(679)			110
Corporate expenses and other unallocated items	—			(26)
FAS/CAS operating adjustment	—			171
Acquisition accounting adjustments	—			(448)
Consolidated	$24,965			$3,337	13.4%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$7,621	$(307)	$(6,054)	$1,260	16.5%
Pratt & Whitney	8,423	(267)	(7,405)	751	8.9%
Raytheon	7,045	(115)	(6,071)	859	12.2%
Total segment	23,089	$(689)	$(19,530)	2,870	12.4%
Eliminations and other (2)	(611)			(14)
Corporate expenses and other unallocated items	—			(25)
FAS/CAS operating adjustment	—			199
Acquisition accounting adjustments	—			(507)
Consolidated	$22,478			$2,523	11.2%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

Results for the nine months ended September 30, 2026 and 2025 are as follows:

	2026
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$24,194	$(938)	$(18,854)	$4,402	18.2%
Pratt & Whitney	26,293	(738)	(23,499)	2,056	7.8%
Raytheon	23,245	(392)	(19,837)	3,016	13.0%
Total segment	73,732	$(2,068)	$(62,190)	9,474	12.8%
Eliminations and other (2)	(1,983)			246
Corporate expenses and other unallocated items	—			(138)
FAS/CAS operating adjustment	—			514
Acquisition accounting adjustments	—			(1,393)
Consolidated	$71,749			$8,703	12.1%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.

	2025
(dollars in millions)	Net Sales	Research and Development	Other Segment Items (1)	Operating Profit	Operating Profit Margin
Collins Aerospace	$22,460	$(948)	$(17,991)	$3,521	15.7%
Pratt & Whitney	23,420	(746)	(20,851)	1,823	7.8%
Raytheon	20,386	(334)	(17,710)	2,342	11.5%
Total segment	66,266	$(2,028)	$(56,552)	7,686	11.6%
Eliminations and other (2)	(1,901)			22
Corporate expenses and other unallocated items	—			(110)
FAS/CAS operating adjustment	—			570
Acquisition accounting adjustments	—			(1,464)
Consolidated	$64,365			$6,704	10.4%
(1)    Includes Cost of sales, Selling, general, and administrative expenses, and Other income, net.
(2)    Includes the operating results of certain smaller operations.
Capital Expenditures and Depreciation and Amortization segment information for the quarters ended September 30, 2026 and 2025 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$217	$191	$215	$215
Pratt & Whitney	268	236	201	189
Raytheon	160	128	139	138
Total segment	645	555	555	542
Corporate, eliminations, and other	104	59	25	23
Acquisition accounting adjustments	—	—	488	526
Consolidated	$749	$614	$1,068	$1,091

Capital Expenditures and Depreciation and Amortization segment information for the nine months ended September 30, 2026 and 2025 are as follows:

	Capital Expenditures		Depreciation & Amortization
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$591	$474	$677	$652
Pratt & Whitney	635	568	605	577
Raytheon	525	487	398	404
Total segment	1,751	1,529	1,680	1,633
Corporate, eliminations, and other	213	128	74	65
Acquisition accounting adjustments	—	—	1,464	1,521
Consolidated	$1,964	$1,657	$3,218	$3,219
Total assets by segment are as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Collins Aerospace (1)	$72,105	$71,680
Pratt & Whitney (1)	54,954	52,482
Raytheon (1)	44,827	44,795
Total segment	171,886	168,957
Corporate, eliminations, and other	4,710	2,122
Consolidated	$176,596	$171,079
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
Segment sales disaggregated by geographic region based on customer location for the quarters ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$4,118	$3,632	$5,441	$50	$13,241	$3,631	$3,198	$4,858	$47	$11,734
Europe	1,819	2,457	1,394	—	5,670	1,690	2,227	1,306	2	5,225
Asia Pacific	986	1,964	570	1	3,521	1,001	2,003	561	2	3,567
Middle East and North Africa	286	148	541	—	975	291	215	226	—	732
Other regions	487	1,019	52	—	1,558	387	781	52	—	1,220
Consolidated net sales	7,696	9,220	7,998	51	24,965	7,000	8,424	7,003	51	22,478
Inter-segment sales	686	11	33	(730)	—	621	(1)	42	(662)	—
Business segment sales	$8,382	$9,231	$8,031	$(679)	$24,965	$7,621	$8,423	$7,045	$(611)	$22,478

Segment sales disaggregated by geographic region for the nine months ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
United States	$11,746	$10,540	$15,803	$158	$38,247	$10,493	$9,876	$14,214	$154	$34,737
Europe	5,396	6,721	3,783	2	15,902	5,170	5,605	3,065	3	13,843
Asia Pacific	2,859	5,368	1,753	1	9,981	2,761	5,114	1,692	2	9,569
Middle East and North Africa	750	599	1,598	—	2,947	801	540	1,143	—	2,484
Other regions	1,431	3,046	195	—	4,672	1,291	2,285	156	—	3,732
Consolidated net sales	22,182	26,274	23,132	161	71,749	20,516	23,420	20,270	159	64,365
Inter-segment sales	2,012	19	113	(2,144)	—	1,944	—	116	(2,060)	—
Business segment sales	$24,194	$26,293	$23,245	$(1,983)	$71,749	$22,460	$23,420	$20,386	$(1,901)	$64,365
Segment sales disaggregated by type of customer for the quarters ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$1,865	$1,672	$5,289	$49	$8,875	$1,766	$1,759	$4,834	$50	$8,409
Foreign military sales through the U.S. government	102	694	1,339	—	2,135	141	607	1,119	—	1,867
Foreign government direct commercial sales	276	243	1,218	1	1,738	264	188	1,025	—	1,477
Commercial aerospace and other commercial sales	5,453	6,611	152	1	12,217	4,829	5,870	25	1	10,725
Consolidated net sales	7,696	9,220	7,998	51	24,965	7,000	8,424	7,003	51	22,478
Inter-segment sales	686	11	33	(730)	—	621	(1)	42	(662)	—
Business segment sales	$8,382	$9,231	$8,031	$(679)	$24,965	$7,621	$8,423	$7,045	$(611)	$22,478
(1)    Excludes foreign military sales through the U.S. government.
Segment sales disaggregated by type of customer for the nine months ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Sales to the U.S. government (1)	$5,453	$4,951	$15,585	$154	$26,143	$5,277	$4,814	$14,169	$154	$24,414
Foreign military sales through the U.S. government	344	1,808	3,784	—	5,936	361	1,390	3,222	—	4,973
Foreign government direct commercial sales	817	633	3,546	7	5,003	912	516	2,833	1	4,262
Commercial aerospace and other commercial sales	15,568	18,882	217	—	34,667	13,966	16,700	46	4	30,716
Consolidated net sales	22,182	26,274	23,132	161	71,749	20,516	23,420	20,270	159	64,365
Inter-segment sales	2,012	19	113	(2,144)	—	1,944	—	116	(2,060)	—
Business segment sales	$24,194	$26,293	$23,245	$(1,983)	$71,749	$22,460	$23,420	$20,386	$(1,901)	$64,365
(1)    Excludes foreign military sales through the U.S. government as above.

Segment sales disaggregated by sales type for the quarters ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$6,105	$4,956	$7,155	$42	$18,258	$5,441	$4,767	$6,013	$43	$16,264
Services	1,591	4,264	843	9	6,707	1,559	3,657	990	8	6,214
Consolidated net sales	7,696	9,220	7,998	51	24,965	7,000	8,424	7,003	51	22,478
Inter-segment sales	686	11	33	(730)	—	621	(1)	42	(662)	—
Business segment sales	$8,382	$9,231	$8,031	$(679)	$24,965	$7,621	$8,423	$7,045	$(611)	$22,478
Segment sales disaggregated by sales type for the nine months ended September 30, 2026 and 2025 are as follows:

	2026					2025
(dollars in millions)	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total	Collins Aerospace	Pratt & Whitney	Raytheon	Other	Total
Products	$17,470	$13,904	$20,458	$135	$51,967	$15,959	$12,922	$17,394	$131	$46,406
Services	4,712	12,370	2,674	26	19,782	4,557	10,498	2,876	28	17,959
Consolidated net sales	22,182	26,274	23,132	161	71,749	20,516	23,420	20,270	159	64,365
Inter-segment sales	2,012	19	113	(2,144)	—	1,944	—	116	(2,060)	—
Business segment sales	$24,194	$26,293	$23,245	$(1,983)	$71,749	$22,460	$23,420	$20,386	$(1,901)	$64,365
Raytheon segment sales disaggregated by contract type for the quarters ended September 30, 2026 and 2025 are as follows:

(dollars in millions)	2026	2025
Fixed-price	$4,798	$4,089
Cost-type	3,200	2,914
Consolidated net sales	7,998	7,003
Inter-segment sales	33	42
Business segment sales	$8,031	$7,045
Raytheon segment sales disaggregated by contract type for the nine months ended September 30, 2026 and 2025 are as follows:

(dollars in millions)	2026	2025
Fixed-price	$13,966	$11,685
Cost-type	9,166	8,585
Consolidated net sales	23,132	20,270
Inter-segment sales	113	116
Business segment sales	$23,245	$20,386
Note 19: Remaining Performance Obligations (RPO)
RPO represents the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Total RPO was approximately $340 billion as of September 30, 2026. Of the total RPO as of September 30, 2026, we expect approximately 25% will be recognized as revenue over the next 12 months. Approximately 40% of our RPO relates to long-term commercial aerospace maintenance contracts at Pratt & Whitney, which are generally expected to be realized over a span of up to 20 years.
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
Other new pronouncements issued but not effective until after September 30, 2026 are not expected to have a material impact on our results of operations, financial condition, or liquidity.

With respect to the unaudited condensed consolidated financial information of RTX for the quarters and nine months ended September 30, 2026 and 2025, PricewaterhouseCoopers LLP (PwC) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated October 20, 2026, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PwC has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PwC within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of RTX Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of RTX Corporation and its subsidiaries (the “Company”) as of September 30, 2026, and the related condensed consolidated statements of operations, of comprehensive income, and of changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 20, 2026

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global premier systems provider of high technology products and services to the aerospace and defense industries.
Unless the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “RTX” mean RTX Corporation and its subsidiaries.
We operate in three segments: Collins Aerospace (Collins), Pratt & Whitney, and Raytheon. Raytheon follows a fiscal calendar, while Collins and Pratt & Whitney use calendar quarter ends. Throughout this Form 10-Q, references to the periods as of September 30, 2026 and 2025, and to the quarters and nine months ended September 30, 2026 and 2025 for Raytheon correspond to its fiscal quarter ends of September 27, 2026 and September 28, 2025, respectively.
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
Global Supply Chain. We are dependent on a global supply chain and have experienced supply chain disruptions that resulted in delays and increased costs and adversely affected our performance. These disruptions have impacted our ability to procure raw materials, including certain rare earth elements, microelectronics, and certain commodities on a timely basis and/or at expected prices, and are driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, such as tariffs and export controls, are contributing to these issues. Furthermore, our suppliers and subcontractors have been impacted by these same issues. We have implemented actions and programs to mitigate some of the impacts but anticipate supply chain disruptions to continue.
Economic Environment. The inflationary environment has increased material and component prices, labor rates, and supplier costs and has negatively impacted our performance, including our productivity expectations. Due to the nature of our government and commercial aerospace businesses, and their respective customer and supplier contracts, we are not always able to offset cost increases by increasing our contract value or pricing, in particular on our fixed-price contracts. Increasing material, component, and labor prices could subject us to losses in our fixed-price contracts in the event of cost overruns. In addition, higher interest rates have increased the cost of borrowing and tightened the availability of capital. Among other things, these effects can constrain our customers’ purchasing power and decrease orders for our products and services and impact the ability of our customers to make payments and our suppliers to perform. Moreover, changes in the macroeconomic environment, including volatility with respect to global trade policy, interest rates, and financial markets, can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures, including our digital transformation, operational modernization, cost reduction, and advanced technology programs, and we apply our Customer Oriented Results and Excellence (CORE) operating platform to the execution of these initiatives. However, the impact of these pressures and corresponding initiatives is uncertain and subject to a range of factors and future developments.
The global trade environment is highly dynamic. Since February 2025, the U.S. government has imposed tariffs on imports from all countries with which the U.S. engages in trade. In response, certain countries have announced, and in some cases imposed, tariffs, and non-tariff countermeasures on goods that are imported from the U.S. Our businesses and suppliers import goods subject to U.S. imposed tariffs, as well as goods subject to counter tariffs imposed by other countries. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the United States were unauthorized. The Company is the importer of record for certain products that were previously subject to IEEPA tariffs and has paid approximately $0.5 billion of such tariffs since their inception. The U.S. Court of International Trade (CIT) has ordered U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit certain IEEPA tariff refund requests. On June 2, 2026, the U.S. government appealed the CIT’s order to issue refunds, however, the appeal has not prevented importers from submitting claims and receiving refunds to-date. As of September 30, 2026, the Company has submitted claims and recognized approximately $0.4 billion of approved refunds of which approximately $0.3 billion has been received. Following the Supreme Court’s ruling invalidating IEEPA tariffs, the U.S. government imposed new and revised tariffs under various available regimes which may apply to certain products for which the Company is the importer of record.
We continue to pursue available options to mitigate the impact of tariffs and countermeasures, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, treaties or other statutory relief, (ii) evaluating operational and supply chain changes, and (iii) where feasible, increasing the prices of our goods and services. Our results for the quarter and nine months ended September 30, 2026, reflect our best estimate of the impact of the tariffs then in effect. As the duration, extent and enforceability of the tariffs and counter tariffs in effect remain uncertain, we are continuing to evaluate the potential future impacts of the imposition of tariffs to our business and financial condition. Based on current conditions, we do not believe that the tariffs announced by the U.S. or counter tariffs or other actions taken by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the recoverability and timing of refunds, the enforceability of tariffs and counter-tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our and our suppliers’ ability to mitigate the impacts of tariffs. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (EACs), and estimates supporting the recoverability of our inventories, contract fulfillment costs, deferred tax assets, intangible assets and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government’s Budget, Tax Legislation and Executive Orders. On February 3, 2026, Congress passed and the President signed a spending package providing full-year funding for most federal agencies through September 30, 2026. On September 2, 2026, the President signed a Continuing Resolution maintaining Fiscal Year 2026 funding levels for federal agencies beyond the September 30 deadline through December 11, 2026. On April 21, 2026, the President’s proposed Fiscal Year 2027 defense budget seeking $1.5 trillion was released, consisting of $1.15 trillion in base discretionary budget and $350 billion of mandatory funding through reconciliation. The President submitted a separate supplemental funding request to Congress on June 24, 2026, with approximately $67 billion of the request intended for defense spending, including $21 billion for munitions replenishment. We continue to closely monitor the movement of the requests through Congress.
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
Critical Munitions Agreements. In the third quarter and early fourth quarter of 2026, the DoW awarded Raytheon four undefinitized contract actions (UCA) to substantially increase production of certain critical munitions. Specifically, the DoW awarded Raytheon a seven-year UCA valued at up to approximately $23 billion for Tomahawk cruise missiles and the following five-year UCAs, each with two one-year options: Advanced Medium-Range Air-to-Air Missiles (AMRAAM) with a total value of up to $20.7 billion, Standard Missile 6 (SM-6) with a total value of up to $24.4 billion, and Standard Missile-3 Block IB interceptors (SM-3 IB) with a total value of up to $6.3 billion. Funding for each UCA is subject to Congressional appropriations made on a fiscal year basis. The Company has and will continue to invest in technology, capacity expansion, and hiring, while also executing long-term agreements with suppliers to support the increased production levels required by the UCAs. If appropriate funding is not provided, Raytheon has certain contractual recovery remedies.
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
We continue to closely monitor impacts to RTX’s business, customers, suppliers, employees, and operations in Israel, the Middle East, and the region at large due to ongoing conflicts and increased regional instability and tensions. RTX has employees, facilities, and operations in the Middle East and we reassess operations regularly, based upon the security situation. Our and our suppliers’ operations in the region have not been impacted in any material respect, although we could experience future delivery delays of certain products as the conflict continues. Our commercial airline customers are experiencing elevated jet fuel prices due to the conflict, and sustained fuel-cost increases may reduce passenger demand or capacity and affect demand for our products and services. We are monitoring these conditions closely, as sustained fuel cost increases and macroeconomic pressures, also could negatively affect the financial condition of certain airline customers, particularly low-cost carriers. Given the volatile nature of the situation, the potential impacts to RTX are subject to change.
See Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K for further discussion of these items.
CRITICAL ACCOUNTING ESTIMATES
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. See “Critical Accounting Estimates” within Item 7 and “Note 1: Basis of Presentation and Summary of Accounting Principles” within Item 8 of our 2025 Annual Report on Form 10-K, which describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026.
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

Net Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net sales	$24,965	$22,478	$71,749	$64,365
The factors contributing to the change year-over-year in total net sales for the quarter and nine months ended September 30, 2026 are as follows:

(dollars in millions)	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic (1)	$2,611	$8,199
Acquisitions and divestitures, net	(124)	(885)
Other	—	70
Total change	$2,487	$7,384
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Net sales increased $2.6 billion organically in the quarter ended September 30, 2026, primarily due to higher organic net sales of $1.0 billion at Raytheon, $0.9 billion at Collins, and $0.8 billion at Pratt & Whitney.
Net sales increased $8.2 billion organically in the nine months ended September 30, 2026, primarily due to higher organic net sales of $2.9 billion at Pratt & Whitney, $2.8 billion at Raytheon, and $2.6 billion at Collins.
The decrease in net sales due to Acquisitions and divestitures, net of $0.1 billion and $0.9 billion for the quarter and nine months ended September 30, 2026, respectively, was driven by divestitures within our Collins segment including the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
See “Segment Review” below for further information by segment.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Net Sales
Products	$18,258	$16,264	73.1%	72.4%
Services	6,707	6,214	26.9%	27.6%
Total net sales	$24,965	$22,478	100%	100%
Refer to “Note 18: Segment Financial Data” within Item 1 of this Form 10-Q for the composition of external net sales by products and services by segment.
Net products sales increased $2.0 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 primarily due to increases in external products sales of $1.1 billion at Raytheon, $0.7 billion at Collins, and $0.2 billion at Pratt & Whitney.
Net services sales increased $0.5 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 primarily due to increases in external services sales of $0.6 billion at Pratt & Whitney partially offset by a decrease in external service sales of $0.1 billion at Raytheon.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Net Sales
Products	$51,967	$46,406	72.4%	72.1%
Services	19,782	17,959	27.6%	27.9%
Total net sales	$71,749	$64,365	100%	100%
Net products sales increased $5.6 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by increases in external products sales of $3.1 billion at Raytheon, $1.5 billion at Collins, and $1.0 billion at Pratt & Whitney.

Net services sales increased $1.8 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by increases in external services sales of $1.9 billion at Pratt & Whitney and $0.1 billion at Collins, partially offset by a decrease in external service sales of $0.2 billion at Raytheon.
Our sales to major customers were as follows:

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Sales to the U.S. government (1)	$8,875	$8,409	35.5%	37.4%
Foreign military sales through the U.S. government	2,135	1,867	8.6%	8.3%
Foreign government direct commercial sales	1,738	1,477	7.0%	6.6%
Commercial aerospace and other commercial sales	12,217	10,725	48.9%	47.7%
Total net sales	$24,965	$22,478	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Sales to the U.S. government (1)	$26,143	$24,414	36.4%	37.9%
Foreign military sales through the U.S. government	5,936	4,973	8.3%	7.7%
Foreign government direct commercial sales	5,003	4,262	7.0%	6.6%
Commercial aerospace and other commercial sales	34,667	30,716	48.3%	47.7%
Total net sales	$71,749	$64,365	100%	100%
(1)    Excludes foreign military sales through the U.S. government.

Cost of Sales

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Total cost of sales	$19,160	$17,898	$56,217	$51,293
Percentage of net sales	76.7%	79.6%	78.4%	79.7%
The factors contributing to the change year-over-year in total cost of sales for the quarter and nine months ended September 30, 2026 are as follows:

(dollars in millions)	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Organic (1)	$1,447	$5,753
Acquisitions and divestitures, net	(131)	(812)
Restructuring	(16)	(93)
FAS/CAS operating adjustment	24	51
Acquisition accounting adjustments	(58)	(71)
Other	(4)	96
Total change	$1,262	$4,924
(1)    See “Results of Operations” for definition of organic. A reconciliation of this measure to reported U.S. GAAP amounts is provided in the table above.
Total cost of sales increased $1.4 billion and $5.8 billion organically for the quarter and nine months ended September 30, 2026, respectively, primarily driven by the organic net sales increases at Raytheon, Pratt & Whitney and Collins noted above. Organic cost of sales for the quarter and nine months ended September 30, 2026 at Pratt & Whitney and Collins includes the benefit of $0.4 billion of tariff refunds.
The decrease in total cost of sales due to Acquisitions and divestitures, net of $0.1 billion and $0.8 billion for the quarter and nine months ended September 30, 2026, respectively, was driven by divestitures completed in 2025 within our Collins segment noted above.
The decrease in restructuring costs in the nine months ended September 30, 2026, was primarily due to lower severance related costs recognized in 2026 at Collins.

The decrease in Other cost of sales in the nine months ended September 30, 2026, was primarily driven by favorable foreign exchange rate impacts.
For discussion on FAS/CAS operating adjustment, see the “FAS/CAS operating adjustment” subsection under the “Segment Review” section below. For discussion on Acquisition accounting adjustments, see the “Acquisition accounting adjustments” subsection under the “Segment Review” section below.

	Quarter Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Cost of sales
Products	$14,484	$13,593	58.0%	60.5%
Services	4,676	4,305	18.7%	19.2%
Total cost of sales	$19,160	$17,898	76.7%	79.6%
Net products cost of sales increased $0.9 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025, primarily driven by increases in external products cost of sales at Raytheon, Collins, and Pratt & Whitney each driven by the products sales changes noted above partially offset by $0.4 billion of tariff refunds recognized at Pratt & Whitney and Collins.
Net services cost of sales increased $0.4 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025, primarily driven by increases in external services cost of sales at Pratt & Whitney and Collins, each driven by the services sales changes noted above, slightly offset by lower service cost of sales at Raytheon.

	Nine Months Ended September 30,		% of Total Net Sales
(dollars in millions)	2026	2025	2026	2025
Cost of sales
Products	$42,286	$38,865	58.9%	60.4%
Services	13,931	12,428	19.4%	19.3%
Total cost of sales	$56,217	$51,293	78.4%	79.7%
Net products cost of sales increased $3.4 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increases in external products cost of sales at Raytheon, Collins, and Pratt & Whitney, each driven by the products sales changes noted above partially offset by $0.4 billion of tariff refunds recognized at Pratt & Whitney and Collins.
Net services cost of sales increased $1.5 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increases in external service cost of sales at Pratt & Whitney and Collins, each driven by the service sales changes noted above, slightly offset by lower service cost of sales at Raytheon.

Research and Development

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Company-funded	$711	$684	$2,064	$2,018
Percentage of net sales	2.8%	3.0%	2.9%	3.1%
Customer-funded (1)	$1,339	$1,262	$3,846	$3,709
Percentage of net sales	5.4%	5.6%	5.4%	5.8%
(1)    Included in Cost of sales in our Condensed Consolidated Statement of Operations.
Research and development spending is subject to the variable nature of program development schedules and, therefore, year-over-year fluctuations in spending levels are expected.
The increase in customer-funded research and development expenses of $0.1 billion for the quarter ended September 30, 2026 was primarily driven by increased spending on various military and commercial programs at Collins and increased spending on military development programs at Raytheon, partially offset by decreased spending on military development programs at Pratt & Whitney.

The increase in customer-funded research and development expenses of $0.1 billion for the nine months ended September 30, 2026 was primarily driven by increased spending on various military and commercial programs at Collins, partially offset by decreased spending on military development programs at Pratt & Whitney.
Selling, General, and Administrative

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general, and administrative	$1,918	$1,436	$5,052	$4,457
Percentage of net sales	7.7%	6.4%	7.0%	6.9%
Selling, general, and administrative expenses increased for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025, primarily driven by a $0.4 billion charge at Pratt & Whitney related to a customer bankruptcy during the third quarter of 2026 and higher employee related costs across the businesses.
Selling, general, and administrative expenses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $0.3 billion increase in customer bankruptcy related charges recorded at Pratt & Whitney and higher employee related costs and other costs across the businesses.
Other Income, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Other income, net	$161	$63	$287	$107
Other income, net includes equity earnings in unconsolidated entities, royalty income, foreign exchange gains and losses, and other ongoing and non-recurring items.
The increase in Other income, net in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025, was primarily due to higher gains of $0.2 billion related to the increase in fair value on investments, partially offset by the absence of a $0.1 billion gain from the sale of the actuation and flight control business in the third quarter of 2025.
The increase in Other income, net in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily due to higher net gains of $0.2 billion related to the increase in fair value on investments in 2026 and favorable foreign exchange impacts, partially offset by the absence of a $0.1 billion gain from the sale of the actuation and flight control business in the third quarter of 2025 and the impact of a litigation matter in 2026.
Operating Profit

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Operating profit	$3,337	$2,523	$8,703	$6,704
Operating profit margin	13.4%	11.2%	12.1%	10.4%
The increase in Operating profit of $0.8 billion for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 was primarily driven by an increase in the organic operating profit of our segments of approximately $1.1 billion which includes the benefit of $0.4 billion of tariff refunds. Operating profit also benefited from gains on investments of $0.2 billion. These increases were partially offset by a $0.4 billion charge at Pratt & Whitney related to a customer bankruptcy during the third quarter of 2026 and the absence of a $0.1 billion gain on sale of the actuation and flight control business in third quarter of 2025.
The increase in Operating profit of $2.0 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by an increase in the organic operating profit of our segments of approximately $2.0 billion, which includes the benefit of $0.4 billion of tariff refunds. Operating profit also benefited from gains on investments of $0.2 billion and lower restructuring costs in 2026 as compared to 2025. These items were partially offset by a $0.3 billion increase in customer bankruptcy related charges recorded at Pratt & Whitney and the absence of a $0.1 billion gain on sale of the actuation and flight control business in the third quarter of 2025.
Non-service Pension Income

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Non-service pension income	$(345)	$(364)	$(1,048)	$(1,081)

Interest Expense, Net

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Interest expense	$413	$483	$1,247	$1,465
Interest income	(38)	(46)	(95)	(125)
Other non-operating expense (income) (1)	6	12	36	9
Interest expense, net	$381	$449	$1,188	$1,349
Average interest expense rate	4.5%	4.5%	4.5%	4.5%
(1)    Primarily consists of the gains or losses on assets associated with certain of our nonqualified deferred compensation and employee benefit plans, the gains or losses on liabilities associated with certain of our nonqualified deferred compensation plans, and non-operating dividend income.
The decrease in Interest expense for the quarter and nine months ended September 30, 2026 compared to the quarter and nine months ended September 30, 2025, was primarily driven by long-term debt repayments.
Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective income tax rate	18.0%	17.7%	16.9%	16.8%
The effective tax rate for the quarter and nine months ended September 30, 2026 compared to the quarter and nine months ended September 30, 2025 are relatively consistent. The effective tax rate for the quarter and nine months ended September 30, 2026 includes a lower forecasted annualized effective tax rate for 2026 principally due to a higher Foreign Derived Deduction Eligible Income benefit resulting from the U.S. tax legislation enacted in 2025. The effective tax rate for the quarter and nine months ended September 30, 2025 includes tax benefits for certain legal entity reorganizations partially offset by tax expense due to the sale of the Collins actuation and flight control business.
Net Income Attributable to Common Shareowners

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income attributable to common shareowners	$2,583	$1,918	$6,781	$5,110
Diluted earnings per share	$1.89	$1.41	$4.96	$3.77
Net income attributable to common shareowners for the quarter ended September 30, 2026 includes the following:
•acquisition accounting adjustments of $0.3 billion, net of tax, which had an unfavorable impact on diluted earnings per share (EPS) of $0.26;
•tariff refunds of $0.3 billion, net of tax, which had a favorable impact on diluted EPS of $0.25;
•a charge of $0.3 billion, net of tax, related to a customer bankruptcy which had an unfavorable impact on diluted EPS of $0.20; and
•gains on investments of $0.1 billion, net of tax, which had a favorable impact on diluted EPS of $0.09.
Net income attributable to common shareowners for the quarter ended September 30, 2025 includes the following:
•acquisition accounting adjustments of $0.4 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.29.
Net income attributable to common shareowners for the nine months ended September 30, 2026 includes the following:
•acquisition accounting adjustments of $1.1 billion, net of tax, which had an unfavorable impact on diluted EPS of $0.80;
•tariff refunds of $0.3 billion, net of tax, which had a favorable impact on diluted EPS of $0.25;
•a charge of $0.3 billion, net of tax, related to a customer bankruptcy which had an unfavorable impact on diluted EPS of $0.21; and
•gains on investments of $0.2 billion, net of tax, which had a favorable impact on diluted EPS of $0.13.
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
Total Net Sales. Total net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$8,382	$7,621	$24,194	$22,460
Pratt & Whitney	9,231	8,423	26,293	23,420
Raytheon	8,031	7,045	23,245	20,386
Total segment	25,644	23,089	73,732	66,266
Eliminations and other (1)	(679)	(611)	(1,983)	(1,901)
Consolidated	$24,965	$22,478	$71,749	$64,365
(1)    Includes the operating results of certain smaller operations.
Operating Profit. Operating profit by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$1,789	$1,260	$4,402	$3,521
Pratt & Whitney	608	751	2,056	1,823
Raytheon	1,133	859	3,016	2,342
Total segment	3,530	2,870	9,474	7,686
Eliminations and other (1)	110	(14)	246	22
Corporate expenses and other unallocated items	(26)	(25)	(138)	(110)
FAS/CAS operating adjustment	171	199	514	570
Acquisition accounting adjustments	(448)	(507)	(1,393)	(1,464)
Consolidated	$3,337	$2,523	$8,703	$6,704
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

We had the following net EAC adjustments for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Total net EAC adjustments	$48	$(35)	$(180)	$(310)

Significant EAC adjustments, when they occur, are discussed in each business segment’s discussion below.
Backlog and Bookings. Total backlog was $340 billion and $268 billion as of September 30, 2026 and December 31, 2025, respectively. Total backlog includes commercial backlog of $176 billion and $161 billion as of September 30, 2026 and December 31, 2025, respectively and defense backlog of $164 billion and $107 billion as of September 30, 2026 and December 31, 2025, respectively.
We believe bookings are an important measure of future performance for our defense businesses. Our defense operations consist primarily of our Raytheon segment and operations in the defense businesses within our Collins and Pratt & Whitney segments. Defense bookings were approximately $59 billion and $23 billion for the quarters ended September 30, 2026 and 2025, respectively, and approximately $96 billion and $44 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase in defense bookings for the quarter and nine months ended September 30, 2026, was primarily due to multi-year DoW contracts awarded to Raytheon to accelerate production of Tomahawk cruise missiles for approximately $23 billion and AMRAAM missiles for approximately $14.3 billion.
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
Collins Aerospace

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$8,382	$7,621	10%	$24,194	$22,460	8%
Operating profit	1,789	1,260	42%	4,402	3,521	25%
Operating profit margins	21.3%	16.5%		18.2%	15.7%
Quarter Ended September 30, 2026 Compared with Quarter Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$907	$(138)	$—	$(8)	$761
Operating profit	585	9	23	(88)	529
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.9 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 primarily relates to higher commercial aerospace OEM sales of $0.4 billion, higher commercial aerospace aftermarket sales of $0.3 billion, and higher defense sales of $0.2 billion. The increase in commercial OEM sales was primarily driven by higher volume on narrowbody and widebody programs and the increase in commercial aftermarket sales was primarily driven by higher volume across all aftermarket sales channels. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.6 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 was due to higher commercial aerospace operating profit of $0.4 billion and tariff refunds of $0.2 billion. The increase in commercial aerospace operating profit was driven by the higher sales volume discussed above and favorable mix. Defense operating profit was relatively flat, as the impact from higher sales volume discussed above was mostly offset by mix.
The decrease in net sales due to acquisitions / divestitures, net in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 relates to the divestitures of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.

The decrease in other operating profit of $0.1 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 primarily relates to the absence of the gain on the sale of the actuation and flight control business completed in the third quarter of 2025.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,616	$(925)	$—	$43	$1,734
Operating profit	838	(45)	120	(32)	881
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $2.6 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily relates to higher commercial aerospace OEM sales of $1.2 billion, higher commercial aerospace aftermarket sales of $0.8 billion, and higher defense sales of $0.6 billion. The increase in commercial OEM sales was primarily driven by higher volume on narrowbody and widebody programs and the increase in commercial aftermarket sales was driven by higher volume across all aftermarket sales channels. The increase in defense sales was primarily due to higher volume across multiple programs and platforms.
The organic operating profit increase of $0.8 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in commercial aerospace operating profit of $0.6 billion, tariff refunds of $0.2 billion and an increase in defense operating profit of $0.1 billion, partially offset by higher selling, general and administrative expenses of $0.1 billion. The increase in commercial aerospace operating profit was primarily driven by the higher sales volume discussed above and favorable mix. The increase in defense operating profit was primarily driven by the higher volume discussed above, partially offset by mix.
The decrease in net sales due to acquisitions / divestitures, net in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 relates to the divestitures of the actuation and flight control business and the Simmonds Precision Products business completed in 2025.
The decrease in restructuring costs in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to lower severance related costs recognized in 2026.
Defense Bookings – In the quarter ended and nine months ended September 30, 2026, Collins recorded $3 billion and $8 billion in defense bookings, respectively, comprised of several smaller individual bookings under $0.5 billion.

Pratt & Whitney

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$9,231	$8,423	10%	$26,293	$23,420	12%
Operating profit	608	751	(19)%	2,056	1,823	13%
Operating profit margins	6.6%	8.9%		7.8%	7.8%
Quarter Ended September 30, 2026 Compared with Quarter Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$816	$—	$—	$(8)	$808
Operating profit	218	—	3	(364)	(143)
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $0.8 billion in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, was driven by a $0.9 billion increase in commercial aftermarket sales, primarily driven by higher volume. Commercial OEM sales decreased by $0.1 billion primarily as a result of unfavorable mix on large commercial engine deliveries. Military sales increased slightly, as the quarter ended September 30, 2025 benefited from the timing of the F135 Lot 18 award.

The organic operating profit increase of $0.2 billion in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. The increase in organic operating profit was driven by tariff refunds of $0.2 billion and higher commercial aerospace operating profit of $0.1 billion, partially offset by higher selling, general and administrative expenses of $0.1 billion. The increase in commercial aerospace operating profit was driven by higher aftermarket volume partially offset by unfavorable mix on large commercial engine deliveries and commercial aftermarket.
The decrease in other operating profit of $0.4 billion in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily relates to a $0.4 billion charge related to a customer bankruptcy during the third quarter of 2026.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,860	$—	$—	$13	$2,873
Operating profit	450	—	18	(235)	233
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.
The organic net sales increase of $2.9 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflects higher commercial aftermarket sales of $2.5 billion primarily driven by higher volume and higher military sales of $0.7 billion largely attributable to higher F135 program volume. These increases were partially offset by a $0.3 billion decrease in commercial OEM sales as higher volume was more than offset by large commercial engine mix.
The organic operating profit increase of $0.5 billion in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily driven by higher commercial aerospace profit of $0.3 billion, $0.2 billion of tariff refunds and higher military operating profit of $0.1 billion, partially offset by higher selling, general and administrative expenses of $0.2 billion. The increase in commercial aerospace operating profit was primarily driven by higher commercial aftermarket volume, partially offset by lower commercial OEM operating profit contribution driven by unfavorable mix and higher production costs on higher volume. The increase in military operating profit was driven by higher F135 volume and favorable mix.
The decrease in other operating profit in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily relates to a customer bankruptcy charge of approximately $0.4 billion in the third quarter of 2026 compared to a charge of approximately $0.1 billion in the second quarter of 2025.
Defense Bookings – In the quarter ended September 30, 2026, Pratt & Whitney recorded $4 billion in defense bookings. In addition to a number of smaller bookings, Pratt & Whitney booked $1.3 billion for F117 sustainment and $1.1 billion for F135 sustainment. In the nine months ended September 30, 2026, Pratt & Whitney recorded $9 billion in defense bookings. In addition to these bookings above, Pratt & Whitney also booked $3.8 billion for F135 production.
Raytheon

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$8,031	$7,045	14%	$23,245	$20,386	14%
Operating profit	1,133	859	32%	3,016	2,342	29%
Operating profit margins	14.1%	12.2%		13.0%	11.5%
Defense Bookings	$52,307	$15,870	230%	$78,840	$29,665	166%
Quarter Ended September 30, 2026 Compared with Quarter Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$980	$—	$—	$6	$986
Operating Profit	274	—	(1)	1	274
(1)    See “Segment Review” above for definition of organic. A reconciliation of these measures to reported U.S. GAAP amounts is provided in the table above.

The organic net sales increase of $1.0 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 was primarily due to higher net sales of $0.5 billion from naval power programs primarily driven by higher volume on Standard Missile and Tomahawk programs, higher net sales of $0.3 billion from land and air defense systems programs driven by higher net sales on Patriot programs, and higher net sales of $0.1 billion on air and space defense systems programs principally due to higher volume on advanced medium-range air-to-air missile (AMRAAM) programs.
The organic operating profit increase of $0.3 billion in the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 was primarily due to a favorable change in net EAC adjustments of approximately $0.1 billion, higher volume of approximately $0.1 billion, and a favorable change in mix and other performance of approximately $0.1 billion. The favorable change in net EAC adjustments was spread across numerous programs. The increase in volume was principally driven by the higher net sales discussed above. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Factors Contributing to Total Change
(dollars in millions)	Organic (1)	Acquisitions / Divestitures, net	Restructuring Costs	Other	Total Change
Net sales	$2,824	$—	$—	$35	$2,859
Operating Profit	678	—	(2)	(2)	674
(1)    See “Segment Review” above for definition of organic. A reconciliation of this measure to the reported U.S. GAAP amount is provided in the table above.
The organic net sales increase of $2.8 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher net sales of $1.3 billion from land and air defense systems programs driven by higher net sales on Patriot programs, higher net sales of $1.2 billion from naval power programs primarily driven by higher volume on Standard Missile and Tomahawk programs, and higher net sales of $0.3 billion on air and space defense systems programs principally due to higher volume on AMRAAM programs.
The organic operating profit increase of $0.7 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher volume of approximately $0.3 billion, a favorable change in mix and other performance of approximately $0.2 billion, and a favorable change in net EAC adjustments of approximately $0.2 billion. The increase in volume was principally driven by the higher net sales discussed above. The favorable change in mix and other performance was primarily driven by increased production on Patriot programs including the timing of contract awards received in the second quarter of 2026. The favorable change in net EAC adjustments was spread across numerous programs.
Defense Backlog and Bookings – Backlog was $130 billion as of September 30, 2026 and $75 billion as of December 31, 2025. In the quarter ended September 30, 2026, Raytheon recorded $52 billion in defense bookings. In addition to a number of smaller individual bookings, Raytheon booked $23 billion to provide Tomahawk for the U.S. Navy, $14.3 billion to provide AMRAAM to the U.S. Air Force, $3.1 billion to provide Army Collective Training Systems (ACTS) and 15 years of training for the United Kingdom, $1.8 billion for a SPY-6 Hardware Production and Sustainment contract for the U.S. Navy, $0.7 billion to provide Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), $0.6 billion for National Advanced Surface-to-Air Missile Systems (NASAMS) sustainment for an international customer, $0.6 billion to provide Specter rifle sights for the German Armed Forces, $0.6 billion to provide the Low, slow, small, unmanned aircraft Integrated Defeat System (LIDS), a Counter-Unmanned Aircraft System (C-UAS), to international customers, and $3.0 billion on a number of classified contracts. In the nine months ended September 30, 2026, Raytheon recorded $79 billion in defense bookings. In addition to these bookings above, Raytheon booked $3.7 billion to provide Patriot GEM-T interceptors for Ukraine, $1.1 billion to provide AIM-9X Sidewinder Block II short-range air-to-air missiles for U.S. and international customers, $1.1 billion to provide AMRAAM to the U.S. Air Force and international customers, $1.0 billion to provide Patriot GEM-T interceptors to Poland through the North Atlantic Treaty Organization (NATO) Support and Procurement Agency (NSPA), $0.8 billion for Evolved SeaSparrow Missiles (ESSM) for the U.S. Navy and international customers, $0.8 billion to provide Lower Tier Air and Missile Defense Sensors (LTAMDS) to the U.S. Army, $0.8 billion for National Advanced Surface-to-Air Missile Systems (NASAMS) for an international customer, $0.7 billion to provide StormBreaker to the U.S. Air Force, U.S. Navy, and international customers, $0.6 billion to provide Patriot systems for the Netherlands, $0.5 billion for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA), and $5.7 billion on a number of classified and confidential contracts.
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

	Net Sales		Operating Profit
	Quarter Ended September 30,		Quarter Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Eliminations and other	$(679)	$(611)	$110	$(14)
Corporate expenses and other unallocated items	—	—	(26)	(25)

	Net Sales		Operating Profit
	Nine months ended September 30,		Nine months ended September 30,
(dollars in millions)	2026	2025	2026	2025
Eliminations and other	$(1,983)	$(1,901)	$246	$22
Corporate expenses and other unallocated items	—	—	(138)	(110)
The increase in eliminations and other operating profit in the quarter and nine months ended September 30, 2026 compared to the quarter and nine months ended September 30, 2025 was primarily due to higher gains related to the increase in fair value on investments.
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
The components of the FAS/CAS operating adjustment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
FAS service cost (expense)	$(29)	$(30)	$(86)	$(90)
CAS expense	200	229	600	660
FAS/CAS operating adjustment	$171	$199	$514	$570
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

The components of Acquisition accounting adjustments were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquired intangibles	$(480)	$(518)	$(1,438)	$(1,496)
Amortization of property, plant, and equipment fair value adjustment	(8)	(8)	(25)	(25)
Amortization of customer contractual obligations related to acquired loss-making and below-market contracts	40	19	70	57
Acquisition accounting adjustments	$(448)	$(507)	$(1,393)	$(1,464)

Acquisition accounting adjustments related to acquisitions in each segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Collins Aerospace	$(175)	$(202)	$(580)	$(605)
Pratt & Whitney	(90)	(101)	(257)	(248)
Raytheon	(183)	(204)	(556)	(611)
Total segment	(448)	(507)	(1,393)	(1,464)
Eliminations and other	—	—	—	—
Acquisition accounting adjustments	$(448)	$(507)	$(1,393)	$(1,464)
LIQUIDITY AND FINANCIAL CONDITION

(dollars in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$9,173	$7,435
Total debt	37,379	37,904
Total equity	70,964	67,102
Total capitalization (total debt plus total equity)	108,343	105,006
Total debt to total capitalization	35%	36%
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
At September 30, 2026, we had cash and cash equivalents of $9.2 billion, of which approximately 22% was held by RTX’s foreign subsidiaries. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The Company intends to repatriate certain undistributed earnings of its international subsidiaries that have been previously taxed in the U.S. Taxes associated with the future remittance of these earnings have been recorded. For the remainder of the Company’s undistributed international earnings, unless tax effective to repatriate, RTX will continue to permanently reinvest these earnings.
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
In August 2026, we renewed our revolving credit agreement with various banks permitting aggregate borrowings of up to $5.0 billion, which expires in August 2031. As of September 30, 2026, there were no borrowings outstanding under this agreement.
From time to time, we use commercial paper borrowings for general corporate purposes, including short-term funding related to potential acquisitions, pension contributions, debt refinancing, dividend payments, and repurchases of our common stock. The commercial paper notes have original maturities of not more than 364 days from the date of issuance. As of September 30, 2026, our maximum commercial paper borrowing limit was $5.0 billion as the commercial paper is backed by our $5.0 billion revolving credit agreement. At September 30, 2026, we had no commercial paper borrowings outstanding.

We made the following repayment of long-term debt during the nine months ended September 30, 2026:

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
Cash Flow - Operating Activities

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash flows provided by operating activities	$8,270	$6,402
Cash flows provided by operating activities increased by $1.9 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher net income after adjustments to reconcile to net cash provided by operating activities driven by our segment performance, partially offset by a change in net working capital.
The change in net working capital was primarily driven by a decrease in cash provided by contract liabilities, partially offset by an increase in cash provided by accounts receivable. The decrease in cash provided by contract liabilities was primarily driven by lower advances at Raytheon and lower billings relative to revenue recognition, primarily at Pratt & Whitney. The increase in cash provided by accounts receivable, including collaborator receivables, was primarily due to the timing of collections.
The Company enters into various factoring agreements with third-parties to sell certain of its receivables, primarily related to customer facilitated programs. The activity in these agreements is generally dependent on underlying delivery volumes within our commercial OEM programs. Factoring activity resulted in a $0.3 billion increase in cash provided by operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
We made tax payments, net of refunds of $1.1 billion and $0.9 billion in the nine months ended September 30, 2026 and 2025, respectively.
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
Cash Flow - Investing Activities

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash flows used in investing activities	$(2,409)	$(716)
Our investing activities primarily include capital expenditures, cash investments in customer financing assets, investments in and dispositions of businesses, payments related to our collaboration intangible assets and contractual rights to provide product on new aircraft platforms, and settlements of derivative contracts not designated as hedging instruments.
The $1.7 billion change in cash flows used in investing activities in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by the absence of proceeds from the sale of Collins actuation and flight control business of $1.2 billion received in the nine months ended September 30, 2025, increased capital expenditures of $0.3 billion and lower receipts from settlements of derivative contracts of $0.2 billion.

Cash Flow - Financing Activities

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash flows used in financing activities	$(4,085)	$(5,332)
Our financing activities primarily include the issuance and repayment of commercial paper and other short-term and long-term debt, payment of dividends, and stock repurchases.
The $1.2 billion change in cash flows used in financing activities in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by lower long-term debt repayments of $1.8 billion in the nine months ended September 30, 2026, partially offset by higher dividends paid of $0.2 billion. Refer to “Note 9: Borrowings and Lines of Credit” within Item 1 of this Form 10-Q for additional information on borrowings and lines of credit.
At September 30, 2026, management had remaining authority to repurchase approximately $0.6 billion of our common stock under the October 21, 2023 share repurchase program. Under the 2023 program, shares may be purchased on the open market, in privately negotiated transactions, under accelerated share repurchase (ASR) programs, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the nine months ended September 30, 2026. For discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2025 Form 10-K.
Item 4.    Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer (CEO), the Executive Vice President and Chief Financial Officer (CFO), and the Senior Vice President and Controller (Controller), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO, CFO, and Controller concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO, CFO, and Controller, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•changes in U.S. or foreign government defense spending, national priorities, and policy positions;
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
•the Deferred Prosecution Agreements, Securities and Exchange Commission (SEC) Administrative Order, the Consent Agreement, the Administrative Agreement; and the related investigations by the SEC and the Department of Justice (DOJ);
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2026.

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

We may also reacquire shares outside of the program in connection with the surrender of shares to cover taxes on vesting of restricted stock. Our ability to repurchase shares is subject to applicable law. During the quarter ended September 30, 2026, we did not repurchase shares outside of the program.
Item 5.        Other Information
During the quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

RTX CORPORATION (Registrant)

Dated:	October 20, 2026	By:	/s/ NEIL G. MITCHILL, JR.
Neil G. Mitchill, Jr.
Executive Vice President and Chief Financial Officer

(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Dated:	October 20, 2026	By:	/s/ AMY L. JOHNSON
Amy L. Johnson
Senior Vice President and Controller

(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)